Form 10-Q
period 2016-09-30
LSC Communications, Inc.
filed 2016-11-10
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

LSC Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4829580
(State or other jurisdiction of incoporation or organization)	(I.R.S. Employer Identification Number)

35 West Wacker Drive

Chicago, IL 60601

(Address of principal executive offices, including zip code)

(312) 326-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

* The registrant became subject to such requirements on September 20, 2016 and it has filed all reports so required since that date.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 4, 2016, 32.9 million shares of common stock were outstanding.

LSC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

TABLE OF CONTENTS

PART I

Item 1. Condensed Combined Financial Statements (unaudited)

LSC COMMUNICATIONS, INC.

CONDENSED COMBINED BALANCE SHEETS

(in millions)

(UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$54.8	$94.5
Receivables, less allowances for doubtful accounts of $12.5 in 2016 (2015: $10.9)	646.5	617.6
Inventories (Note 3)	229.2	217.6
Prepaid expenses and other current assets	21.4	30.3
Total current assets	951.9	960.0
Property, plant and equipment-net (Note 4)	642.4	717.6
Goodwill (Note 5)	81.2	81.2
Other intangible assets-net (Note 5)	134.8	147.7
Deferred income taxes	31.1	36.2
Other noncurrent assets	106.5	68.4
Total assets	$1,947.9	$2,011.1
LIABILITIES
Accounts payable	$277.5	$288.9
Accrued liabilities	204.6	202.5
Short-term and current portion of long-term debt (Note 13)	52.1	2.6
Total current liabilities	534.2	494.0
Long-term debt (Note 13)	755.7	2.5
Noncurrent restructuring liabilities	16.4	18.0
Noncurrent multi-employer pension liabilities	40.1	41.6
Deferred income taxes	133.8	152.3
Other noncurrent liabilities	31.1	26.1
Total liabilities	1,511.3	734.5
Commitments and Contingencies (Note 12)
EQUITY (Note 8)
Accumulated other comprehensive loss	(208.1)	(204.5)
Net parent company investment	644.7	1,481.1
Total equity	436.6	1,276.6
Total liabilities and equity	$1,947.9	$2,011.1

See Notes to the Condensed Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED COMBINED STATEMENTS OF INCOME

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$948.5	$999.0	$2,734.6	$2,738.9
Cost of sales (exclusive of depreciation and amortization)	739.8	755.4	2,115.0	2,109.3
Cost of sales with RRD and affiliates (exclusive of depreciation and amortization)	43.1	53.6	135.3	156.0
Total cost of sales	782.9	809.0	2,250.3	2,265.3
Selling, general and administrative expenses (exclusive of depreciation and amortization)	64.8	72.2	195.6	210.0
Restructuring, impairment and other charges-net	3.2	25.4	11.2	52.4
Depreciation and amortization	40.6	48.1	129.7	134.2
Income from operations	57.0	44.3	147.8	77.0
Interest expense (income)-net	0.5	(0.6)	(0.3)	(2.2)
Investment and other expense (income)-net	0.4	—	0.8	(0.1)
Income before income taxes	56.1	44.9	147.3	79.3
Income tax expense	18.0	30.2	50.2	43.7
Net income	$38.1	$14.7	$97.1	$35.6

Per share data (Note 9)
Basic and diluted earnings per share	$1.18	$0.45	$3.00	$1.10

Basic and diluted weighted average number of common shares outstanding	32.4	32.4	32.4	32.4

See Notes to the Condensed Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$38.1	$14.7	$97.1	$35.6

Other comprehensive income (loss), net of tax (Note 10)
Translation adjustments	(2.0)	(9.9)	(3.0)	(21.3)
Adjustments for net pension and other post-retirement benefits plan cost	1.0	0.2	(0.6)	1.3
Other comprehensive income (loss)	(1.0)	(9.7)	(3.6)	(20.0)
Comprehensive income	$37.1	$5.0	$93.5	$15.6

See Notes to the Condensed Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$97.1	$35.6
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	0.6	8.3
Depreciation and amortization	129.7	134.2
Provision for doubtful accounts receivable	11.1	1.4
Share-based compensation	4.3	4.3
Deferred income taxes	(13.7)	(27.6)
Changes in uncertain tax positions	0.2	9.9
Other	(3.1)	(0.4)
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable- net	(45.4)	(20.8)
Inventories	(12.1)	(0.9)
Prepaid expenses and other current assets	(4.1)	17.5
Accounts payable	(10.9)	(4.3)
Income taxes payable and receivable	(2.3)	3.3
Accrued liabilities and other	(15.2)	(4.1)
Net cash provided by operating activities	136.2	156.4
Cash Flows from Investing Activities
Capital expenditures	(34.9)	(32.3)
Acquisition of business, net of cash acquired	—	(111.1)
Proceeds from sales of other assets	0.8	4.7
Transfers from restricted cash	8.7	0.3
Other investing activities	—	(1.2)
Net cash used in investing activities	(25.4)	(139.6)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	815.6	—
Payments of current maturities and long-term debt	(3.4)	(70.9)
Debt issuance costs	(18.1)	—
Net transfers (to) from Parent and affiliates	(944.5)	22.1
Net cash used in financing activities	(150.4)	(48.8)
Effect of exchange rate on cash and cash equivalents	(0.1)	(9.6)
Net decrease in cash and cash equivalents	(39.7)	(41.6)
Cash and cash equivalents at beginning of year	94.5	124.8
Cash and cash equivalents at end of period	$54.8	$83.2

Supplemental non-cash disclosure:
Assumption of warehousing equipment related to customer contract	$8.8	$—
Issuance of 8.0 million shares of R.R. Donnelley & Sons stock for acquisition of a business	$—	$154.2

See Notes to the Condensed Combined Financial Statements

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Note 1.  Overview and Basis of Presentation

Description of Business and Separation

The principal business of LSC Communications, Inc. (“LSC Communications,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of print and print-related capabilities.  The Company serves the needs of publishers, merchandisers and retailers worldwide with a portfolio of products, services and technology solutions that includes print, office products, publishing, mail-list management, e-services, warehousing, fulfillment services and supply chain management.  LSC Communications prints magazines, catalogs, retail inserts, books, and directories and its office products offerings include filing products, note-taking products, binders, tax and stock forms and envelopes.

  On October 1, 2016 (the “separation date”), R. R. Donnelley and Sons Company (“RRD” or the “Parent”) completed the previously announced separation (the “separation”) into three separate independent publicly-traded companies: (i) its publishing and retail-centric print services and office products business (“LSC Communications”); (ii) its financial communications services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and (iii) a global, customized multichannel communications management company, which is the business of RRD after the separation.  To effect the separation, RRD undertook a series of transactions to separate net assets and legal entities.  RRD completed the distribution (the “distribution”) of 80.75%, of the outstanding common stock of LSC Communications and Donnelley Financial to RRD shareholders on October 1, 2016.  RRD retained a 19.25% ownership stake in both LSC Communications and Donnelley Financial.  On October 1, 2016, RRD shareholders of record as of the close of business on September 23, 2016 received one share of LSC Communications common stock and one share of Donnelley Financial common stock for every eight shares of RRD common stock held as of the record date. As a result of the distribution, LSC Communications and Donnelley Financial are now independent publicly-traded companies and began regular way trading under the symbols “LKSD” and “DFIN,” respectively, on the New York Stock Exchange on October 3, 2016.  RRD remains an independent publicly-traded company trading under the symbol “RRD” on the New York Stock Exchange.

In connection with the separation, LSC Communications, RRD and Donnelley Financial entered into commercial arrangements and transition services agreements.  Under the terms of the commercial arrangements, RRD will continue to provide, among other things, logistics, premedia, production and sales services to LSC Communications.  In addition, LSC Communications will continue to provide sales support services to RRD’s Asia and Mexico print and graphics management businesses in order to facilitate the importing of books and related products to the U.S. RRD will also provide LSC Communications certain global outsourcing, technical support and other services.  LSC Communications will also continue to provide print and bind services for Donnelley Financial.

Under the terms of the transition services agreements, RRD will provide certain services to LSC Communications and LSC Communications will provide certain services to RRD and Donnelley Financial, including, but not limited to, in such areas as tax, information technology, treasury, internal audit, human resources, accounting, purchasing, communications, security and compensation and benefits.  These agreements facilitated the separation by allowing LSC Communications to operate independently prior to establishing stand-alone back office systems across its organization.  Transition services may be provided for up to twenty-four months following the separation.

The Company and RRD also entered into:

•

A separation and distribution agreement which accomplished the distribution of LSC Communications’ common stock and the distribution of Donnelley Financial’s common stock to RRD’s common stockholders, and which governs the Company’s relationships with RRD and Donnelley Financial with respect to pre-separation matters and provides for the allocation of employee benefit, litigation and other liabilities and obligations attributable to periods prior to the separation;

•

A Tax Disaffiliation Agreement that allocates responsibility for taxes between LSC Communications and RRD and includes indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the separation; and

•

A Patent Assignment and License Agreement, a Trademark Assignment and License Agreement, a Data Assignment and License Agreement and a Software, Copyright and Trade Secret Assignment and License Agreement, in each case, that will provide for ownership, licensing and other arrangements to facilitate RRD’s, Donnelley Financial’s and the Company’s ongoing use of intellectual property, as applicable.

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Final copies of such agreements were filed as exhibits to the Company’s Form 8-K filed on October 3, 2016.

Basis of Presentation

The financial data presented herein is unaudited.  In the opinion of management, the financial data presented includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Results of interim periods should not be considered indicative of the results of the full year.

The accompanying Condensed Combined Financial Statements have been prepared on a stand-alone basis and are derived from RRD’s consolidated financial statements and accounting records.  The Condensed Combined Financial Statements include the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).

All intercompany transactions and accounts have been eliminated.  All intracompany transactions between LSC Communications, RRD and Donnelley Financial are considered to be effectively settled in the Condensed Combined Financial Statements at the time the transaction is recorded.  The total net effect of the settlement of these intracompany transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as net parent company investment.  Net parent company investment is primarily impacted by contributions from RRD which are the result of treasury activities and net funding provided by or distributed to RRD.

The Condensed Combined Financial Statements include certain expenses of RRD which were allocated to LSC Communications for certain corporate functions, including healthcare and pension benefits, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight.  These expenses have been allocated to the Company on the basis of direct usage, when available, with the remainder allocated on a pro rata basis by revenue, employee headcount, or other measures. The Company considers the allocation methodologies and results to be reasonable for all periods presented; however, these allocations may not be indicative of the actual expenses that LSC Communications would have incurred as an independent public company or the costs it may incur in the future.

The income tax amounts in these combined financial statements have been calculated based on a separate income tax return methodology and presented as if the Company’s operations were separate taxpayers in the respective jurisdictions.

RRD maintains various benefit and share-based compensation plans at a corporate level.  LSC Communications’ employees participate in those programs and a portion of the cost of such plans is included in LSC Communications’ Condensed Combined Financial Statements.  However, LSC Communications’ Condensed Combined Balance Sheets do not include any equity related to share-based compensation plans or any net benefit plan obligations unless the benefit plan covers only active and inactive LSC Communications employees.

LSC Communications generates a portion of its net sales from sales to RRD’s subsidiaries.  Additionally, LSC Communications utilizes RRD for freight and logistics when shipping finished goods to its customers.  Refer to Note 14, Related Parties, for more information.

Note 2.  Business Combination

2015 Acquisition

On June 8, 2015, RRD acquired Courier Corporation (“Courier”), a leader in digital printing and publishing primarily in the United States, specializing in educational, religious and trade books. The acquisition expanded the Company’s digital printing capabilities. Courier’s book manufacturing operations and publishing operations are included in LSC Communications’ combined financial statements.  Courier‘s Brazilian operations are not part of LSC Communications; therefore, the Company’s combined financial statements do not include Courier’s Brazilian operations. The purchase price for Courier was $137.3 million in cash and 8.0 million shares of RRD common stock, or a total transaction value of $291.5 million (including $5.8 million related to Brazil) based on RRD’s closing share price on June 5, 2015, plus the assumption of Courier’s debt of $78.2 million (including $1.7 million related to Brazil).  Courier had $20.9 million (including $0.4 million related to Brazil) of cash as of the date of acquisition.  Immediately following the acquisition, substantially all of the debt assumed was repaid.

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

For the three and nine months ended September 30, 2015, the Company recorded $0.1 million and $13.7 million, respectively, of acquisition-related expenses associated with the acquisition of Courier within selling, general and administrative expenses in the Condensed Combined Statements of Income.

The Courier acquisition was recorded by allocating the cost of the acquisition to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date.  The excess of the cost over the net amounts assigned to the fair value of the assets acquired was recorded as goodwill. The goodwill associated with this acquisition is primarily attributable to the synergies expected to arise as a result of the acquisition.

     The tax deductible goodwill related to Courier was $7.5 million.

     Based on the valuation, the final purchase price allocation for the Courier acquisition was as follows:

Accounts receivable	$32.8
Inventories	58.7
Prepaid expenses and other current assets	38.2
Property, plant and equipment	158.1
Other intangible assets	103.6
Other noncurrent assets	7.7
Goodwill	51.2
Accounts payable and accrued liabilities	(19.1)
Other noncurrent liabilities	(5.7)
Deferred taxes-net	(83.7)
Total purchase price-net of cash acquired	341.8
Less: debt assumed	76.5
Less: value of common stock issued by RRD	154.2
Net cash paid	$111.1

The fair values of other intangible assets, technology and goodwill associated with the acquisition of Courier were determined to be Level 3 under the fair value hierarchy.  The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$93.5	Excess earnings	Discount rate Attrition rate	14.0% - 17.0% 0.0% - 5.0%
Trade names	10.1	Relief-from-royalty method	Discount rate Royalty rate (pre-tax)	12.0% 0.3% - 1.0%
Technology	1.6	Relief-from-royalty method	Discount rate	11.0%
			Royalty rate (pre-tax)	15.0%

The fair values of property, plant and equipment associated with the Courier acquisition were determined to be Level 3 under the fair value hierarchy and were estimated using either the market approach, if a secondhand market existed, or cost approach.

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Pro forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2015 presents the combined results of operations of the Company and the acquisition described above, as if the acquisition had occurred as of January 1, 2015.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s combined future results of operations or financial condition that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s combined future results of operations or financial condition.   Pro forma adjustments are tax-effected at the applicable statutory tax rates.

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Net sales	$999.0	$2,856.8
Net income	21.8	68.5

The following table outlines unaudited pro forma financial information for the three and nine months ended September 30, 2015:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Amortization of purchased intangibles	$5.2	$15.8
Restructuring, impairment and other charges	21.5	28.0

Additionally, the pro forma adjustments affecting net earnings for the three and nine months ended September 30, 2015 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Depreciation and amortization of purchased assets, pre-tax	$0.3	$(3.1)
Acquisition-related expenses, pre-tax	0.2	18.8
Restructuring, impairment and other charges, pre-tax	3.8	24.8
Inventory fair value adjustments, pre-tax	6.7	9.9
Other pro forma adjustments, pre-tax	—	0.5
Income taxes	(4.1)	(11.9)

Note 3.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Raw materials and manufacturing supplies	$106.1	$101.9
Work in process	81.8	61.8
Finished goods	99.3	120.6
LIFO reserve	(58.0)	(66.7)
Total	$229.2	$217.6

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Note 4.  Property Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
Land	$47.1	$48.5
Buildings	770.0	774.5
Machinery and equipment	4,217.8	4,282.8
	5,034.9	5,105.8
Accumulated depreciation	(4,392.5)	(4,388.2)
Total	$642.4	$717.6

During the three and nine months ended September 30, 2016, depreciation expense was $35.8 million and $112.4 million, respectively.  During the three and nine months ended September 30, 2015, depreciation expense was $42.0 million and $120.1 million, respectively.

Note 5.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows:

	Print	Office Products	Total
Net book value as of December 31, 2015
Goodwill	$845.0	$108.6	$953.6
Accumulated impairment losses	(793.8)	(78.6)	(872.4)
Total	51.2	30.0	81.2
Net book value as of September 30, 2016
Goodwill	853.3	108.6	961.9
Accumulated impairment losses	(802.1)	(78.6)	(880.7)
Total	$51.2	$30.0	$81.2

The components of other intangible assets at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$205.7	$(105.6)	$100.1	$205.5	$(93.6)	$111.9
Trade names	4.6	(2.0)	2.6	5.4	(1.7)	3.7
Total amortizable other intangible assets	210.3	(107.6)	102.7	210.9	(95.3)	115.6
Indefinite-lived trade names	32.1	—	32.1	32.1	—	32.1
Total other intangible assets	$242.4	$(107.6)	$134.8	$243.0	$(95.3)	$147.7

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

During the three and nine months ended September 30, 2016, amortization expense for other intangible assets was $3.9 million and $13.0 million, respectively.  During the three and nine months ended September 30, 2015, amortization expense for other intangible assets was $5.3 million and $11.6 million, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of September 30, 2016:

For the year ending December 31,	Amount
2016	$17.0
2017	15.8
2018	11.2
2019	10.4
2020	10.4
2021 and thereafter	50.9
Total	$115.7

Note 6.  Restructuring, Impairment and Other Charges

Restructuring, Impairment and Other Charges recognized in Results of Operations

For the three months ended September 30, 2016 and 2015, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended September 30, 2016	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$0.1	$1.3	$1.4	$(1.0)	$0.8	$1.2
Office Products	0.1	—	0.1	0.1	—	0.2
Corporate	1.6	0.2	1.8	—	—	1.8
Total	$1.8	$1.5	$3.3	$(0.9)	$0.8	$3.2

Three Months Ended September 30, 2015	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$14.1	$1.7	$15.8	$7.7	$0.7	$24.2
Office Products	0.5	0.6	1.1	—	—	1.1
Corporate	0.1	—	0.1	—	—	0.1
Total	$14.7	$2.3	$17.0	$7.7	$0.7	$25.4

For the nine months ended September 30, 2016 and 2015, the Company recorded the following net restructuring, impairment and other charges:

Nine Months Ended September 30, 2016	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$1.9	$4.3	$6.2	$0.7	$2.4	$9.3
Office Products	—	0.3	0.3	(0.2)	—	0.1
Corporate	1.6	0.2	1.8	—	—	1.8
Total	$3.5	$4.8	$8.3	$0.5	$2.4	$11.2

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Nine Months Ended September 30, 2015	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$17.6	$3.3	$20.9	$7.2	$21.3	$49.4
Office Products	0.5	1.3	1.8	1.1	—	2.9
Corporate	0.1	—	0.1	—	—	0.1
Total	$18.2	$4.6	$22.8	$8.3	$21.3	$52.4

Restructuring and Impairment Charges

For the three and nine months ended September 30, 2016, the Company incurred lease termination and other restructuring charges of $1.5 million and $4.8 million, respectively.  Additionally, the three and nine months ended September 30, 2016 included net restructuring charges of $1.8 million and $3.5 million, respectively, for employee termination costs for an aggregate of 48 employees, all of whom were terminated as of or prior to September 30, 2016.  These charges primarily related to one facility closure in the Print segment and the reorganization of certain operations.  For the three and nine months ended September 30, 2016, the Company also recorded impairment of ($0.9) million and $0.5 million, respectively, primarily related to buildings, machinery and equipment associated with facility closures.  The amount recognized in the three months ended September 30, 2016 reflects a change to an impairment charge recorded earlier in 2016.

For the three and nine months ended September 30, 2015, the Company recorded net restructuring charges of $14.7 million and $18.2 million, respectively, for employee termination costs for 750 employees, substantially all of whom were terminated as of or prior to September 30, 2016.  These charges primarily related to the announcement of three facility closures, two in the Print segment and one in the Office Products segment, the closure of another facility in the Print segment and the reorganization of certain operations.  For the three and nine months ended September 30, 2015, the Company also recorded $7.7 million and $8.3 million of net impairment charges primarily related to machinery and equipment and buildings associated with facility closings.  Additionally, the Company incurred lease termination and other restructuring charges of $2.3 million and $4.6 million for the three and nine months ended September 30, 2015, respectively.

Other Charges

For the three and nine months ended September 30, 2016, the Company recorded other charges of $0.8 million and $2.4 million, respectively, for multi-employer pension plan withdrawal obligations unrelated to facility closures. The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $5.7 million and $40.1 million, respectively, at September 30, 2016.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in such plans and any decisions by those employers to withdraw from such plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multi-employer pension plans, including certain plans from which the Company has previously withdrawn, could have a material effect on the Company’s previously estimated withdrawal liabilities, combined results of operations, financial position or cash flows.

For the three and nine months ended September 30, 2015, the Company recorded other charges of $0.7 million and $21.3 million, respectively, including integration charges of $19.1 million for payments made to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to the acquisition.

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Restructuring Reserve

The restructuring reserve as of December 31, 2015 and September 30, 2016, and changes during the nine months ended September 30, 2016, were as follows:

	December 31, 2015	Restructuring Charges	Foreign Exchange and Other	Cash Paid	September 30, 2016
Employee terminations	$13.2	$3.5	$1.9	$(13.7)	$4.9
Multi-employer pension plan withdrawal obligations	20.0	1.0	—	(2.5)	18.5
Lease terminations and other	3.6	3.8	—	(5.2)	2.2
Total	$36.8	$8.3	$1.9	$(21.4)	$25.6

The current portion of restructuring reserves of $9.2 million at September 30, 2016 was included in accrued liabilities, while the long-term portion of $16.4 million, which primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at September 30, 2016.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by September 2017.

Payments on all of the Company’s multi-employer pension plan withdrawal obligations are scheduled to be completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multi-employer pension plan withdrawals.

The restructuring liabilities classified as “lease terminations and other” consisted of lease terminations and other facility closing costs. Payments on certain of the lease obligations are scheduled to continue until 2018. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charges related to the lease obligations.  Any potential recoveries or additional charges could affect amounts reported in the Company’s financial statements.

Note 7.  Retirement Plans

The components of the estimated net pension benefits plan income for certain plans in the United Kingdom, Mexico and from the acquisitions of Esselte Corporation (“Esselte”) and Courier for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	3.4	4.1	10.0	12.2
Expected return on plan assets	(5.0)	(6.2)	(15.1)	(18.5)
Amortization, net	0.3	0.2	1.0	0.8
Settlement	—	—	0.5	—
Net periodic benefit income	$(1.2)	$(1.8)	$(3.4)	$(5.3)

In the fourth quarter of 2015, the Company communicated to certain former Esselte Corporation employees the option to receive a lump-sum pension payment or annuity with payments computed in accordance with statutory requirements, beginning in the second quarter of 2016. Payments to eligible participants who elected to receive a lump-sum pension payment or annuity were funded from existing pension plan assets and constituted a complete settlement of the Company’s pension liabilities with respect to these participants. The Company’s pension assets and liabilities were remeasured as of the payout date. The discount rates and actuarial assumptions used to calculate the payouts were determined in accordance with federal regulations. As of the remeasurement date, the reduction in the reported pension obligation for these participants was $35.1 million, compared to payout amounts of approximately $30.5 million. The Company recorded non-cash settlement charges of $0.5 million in selling, general and administrative expenses in the three months ended June 30, 2016 in connection with the settlement payments. These charges resulted from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Refer to Note 17, Subsequent Events, for information on pension plans transferred to LSC Communications upon the separation.

Note 8:  Equity

The Company’s equity as of December 31, 2015 and September 30, 2016 and changes during the nine months ended September 30, 2016 were as follows:

	Net Parent Company Investment	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2015	$1,481.1	$(204.5)	$1,276.6
Net income	97.1	—	97.1
Net transfers to parent company	(933.5)	—	(933.5)
Other comprehensive income	—	(3.6)	(3.6)
Balance at September 30, 2016	$644.7	$(208.1)	$436.6

The Company used the net proceeds from the debt issuances to fund an $806.2 million cash dividend to RRD in connection with the separation.  Refer to Note 13, Debt, for more information.

The Company’s equity as of December 31, 2014 and September 30, 2015 and changes during the nine months ended September 30, 2015 were as follows:

	Net Parent Company Investment	Accumulated Other Comprehensive Loss	Total Equity
Balance at December 31, 2014	$1,342.7	$(168.2)	$1,174.5
Net income	35.6	—	35.6
Net transfers from parent company	195.2	—	195.2
Other comprehensive loss	—	(20.0)	(20.0)
Balance at September 30, 2015	$1,573.5	$(188.2)	$1,385.3

Note 9.  Earnings Per Share

On October 1, 2016, RRD distributed approximately 26.2 million shares of LSC Communications common stock to RRD shareholders.  RRD retained an additional 6.2 million shares.  In connection with the total distribution of 32.4 million shares, each RRD shareholder received one share of LSC Communications common stock for every eight shares of RRD common stock held at the close of business on September 23, 2016, the record date.

Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the number of LSC Communications shares outstanding immediately following this transaction.  The same number of shares was used to calculate basic and diluted earnings per share since there were no LSC Communications equity awards outstanding prior to the spinoff.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$38.1	$14.7	$97.1	$35.6
Basic and diluted earnings per share	$1.18	$0.45	$3.00	$1.10
Basic and diluted weighted average number of common shares outstanding	32.4	32.4	32.4	32.4

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Note 10. Comprehensive Income

The components of other comprehensive loss and income tax expense allocated to each component for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(2.0)	$—	$(2.0)	$(3.0)	$—	$(3.0)
Adjustment for net periodic pension plan cost	0.9	(0.1)	1.0	3.9	4.5	(0.6)
Other comprehensive (loss) income	$(1.1)	$(0.1)	$(1.0)	$0.9	$4.5	$(3.6)

During the nine months ended September 30, 2016, translation adjustments and income tax expense on pension plan cost were adjusted to reflect previously recorded deferred taxes at their historical exchange rates.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(9.9)	$—	$(9.9)	$(21.3)	$—	$(21.3)
Adjustment for net periodic pension and other postretirement benefits plan cost	0.3	0.1	0.2	1.7	0.4	1.3
Other comprehensive (loss) income	$(9.6)	$0.1	$(9.7)	$(19.6)	$0.4	$(20.0)

Accumulated other comprehensive loss by component as of December 31, 2015 and September 30, 2016 and changes during the nine months ended September 30, 2016 were as follows:

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2015	$(45.7)	$(158.8)	$(204.5)
Other comprehensive income (loss) before reclassifications	0.2	(3.0)	(2.8)
Amounts reclassified from accumulated other comprehensive loss	(0.8)	—	(0.8)
Net change in accumulated other comprehensive loss	(0.6)	(3.0)	(3.6)
Balance at September 30, 2016	$(46.3)	$(161.8)	$(208.1)

Accumulated other comprehensive loss by component as of December 31, 2014 and September 30, 2015 and changes during the nine months ended September 30, 2015, were as follows:

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2014	$(37.7)	$(130.5)	$(168.2)
Other comprehensive loss before reclassifications	—	(21.3)	(21.3)
Amounts reclassified from accumulated other comprehensive loss	1.3	—	1.3
Net change in accumulated other comprehensive loss	1.3	(21.3)	(20.0)
Balance at September 30, 2015	$(36.4)	$(151.8)	$(188.2)

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Reclassification from accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Classification in the Condensed Combined
	2016	2015	2016	2015	Statements of Operations
Amortization of pension plan cost:
Net actuarial loss	$0.3	$0.2	$1.0	$0.8	(a)
Settlement	—	—	0.5	—
Transfers	—	—	—	0.8
Reclassifications before tax	$0.3	$0.2	1.5	1.6
Income tax expense	(0.7)	—	2.3	0.3
Reclassifications, net of tax	$1.0	$0.2	$(0.8)	$1.3

(a)

These accumulated other comprehensive income components are included in the calculation of net periodic pension benefits plan (income) expense recognized in cost of sales and selling, general and administrative expenses in the Condensed Combined Statements of Income (see Note 7, Retirement Plans).

Note 11.  Segment Information

The Company’s segment and product and service offerings are summarized below:

Print

The Print segment produces magazines, catalogs, retail inserts, books, and directories.  The segment also provides supply-chain management and certain other print-related services, including mail-list management and sortation, e-book formatting and distribution.  The segment has operations in the U.S., Europe and Mexico.   The print segment is divided into the magazines, catalog and retail inserts, book, Europe and directories reporting units.

Office Products

The Office Products segment manufactures and sell branded and private label products in five core categories:  filing products, note-taking products, binder products, forms and envelopes.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and LIFO inventory provisions.  In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan income and share-based compensation, are included in Corporate and not allocated to the operating segments. Prior to the separation, many of these costs were based on allocations from RRD; however, the Company will incur such costs directly upon the completion of the separation.

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss).  This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported with the Condensed Combined Financial Statements.

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2016
Print	$821.4	$46.7	$36.8	13.8
Office Products	127.1	11.2	3.7	0.6
Total operating segments	948.5	57.9	40.5	14.4
Corporate	—	(0.9)	0.1	1.4
Total operations	$948.5	$57.0	$40.6	$15.8

	Net Sales	Income (Loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2015
Print	$854.3	$27.8	$44.0	$7.4
Office Products	144.7	14.1	3.7	2.0
Total operating segments	999.0	41.9	47.7	9.4
Corporate	—	2.4	0.4	—
Total operations	$999.0	$44.3	$48.1	$9.4

	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2016
Print	$2,337.4	$113.1	$1,602.4	$117.7	28.3
Office Products	397.2	38.2	322.6	11.2	2.5
Total operating segments	2,734.6	151.3	1,925.0	128.9	30.8
Corporate	—	(3.5)	22.9	0.8	4.1
Total operations	$2,734.6	$147.8	$1,947.9	$129.7	$34.9

	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2015
Print	$2,307.7	$53.8	$1,773.6	$121.3	$28.9
Office Products	431.2	36.5	328.5	11.9	3.4
Total operating segments	2,738.9	90.3	2,102.1	133.2	32.3
Corporate	—	(13.3)	38.1	1.0	—
Total operations	$2,738.9	$77.0	$2,140.2	$134.2	$32.3

Restructuring, impairment and other charges by segment for the three and nine months ended September 30, 2016 and 2015 are described in Note 6, Restructuring, Impairment and Other Charges.

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Note 12.  Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company accrues for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party or has received claims in nine active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate four other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future. However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on the Company’s combined results of operations, financial position or cash flows.

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s Consolidated Statements of Income, Balance Sheets and Cash Flows.

Note 13.  Debt

The Company’s debt at September 30, 2016 consisted of the following:

September 30, 2016
Term Loan Facility due September 30, 2022 (a)	$365.6
8.75% Senior Secured Notes due October 15, 2023	450.0
Capital lease obligations	6.6
Unamortized debt issuance costs	(14.4)
Total debt	807.8
Less: current portion	(52.1)
Long-term debt	$755.7

(a)	The borrowings under the term loan facility are subject to a variable interest rate. As of September 30, 2016 the interest rate was 7.00%.

__________________________________

On September 30, 2016, the Company issued $450.0 million of 8.75% Senior Secured Notes (the “Senior Notes”) due October 15, 2023.  Interest on the Senior Notes is due semi-annually on April 15 and October 15, commencing on April 15, 2017.  Net proceeds from the offering of the Senior Notes (“the Notes Offering”) were distributed to RRD in the form of a dividend.  The Company did not retain any proceeds from the Notes Offering.

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

The Senior Notes were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Senior Notes (the “Guarantors”).  The Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations. The Senior Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries.  The Senior Notes and the related guarantees are secured on a first-priority lien basis by the collateral, subject to certain exceptions and permitted liens. The Indenture governing the Senior Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications.  The Senior Notes mature on October 15, 2023.

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) which provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $375.0 million (the “Term Loan Facility”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $400.0 million (the “Revolving Credit Facility,”). The interest rate per annum applicable to the Term Loan Facility is equal to, at the Company’s option, either a base rate plus a margin of 5.00% or LIBOR plus a margin of 6.00%. The LIBOR rate is subject to a “floor” of 1%.  The interest rate per annum applicable to the Revolving Credit Facility is equal to a base rate plus a margin ranging from 1.75% to 2.25%, or LIBOR plus a margin ranging from 2.75% to 3.25%, in either case based upon the Consolidated Leverage Ratio of the Company and its restricted subsidiaries. Interest on the Credit Agreement is due at least quarterly commencing on December 31, 2016.  The Term Loan Facility will amortize in quarterly installments of $12.5 million for the first eight quarters and $10.6 million for subsequent quarters.  The debt issuance costs and original issue discount are being amortized over the life of the facilities using the effective interest method. The Term Loan Facility will mature on September 30, 2022 and the Revolving Credit Facility will mature on September 30, 2021.

The proceeds of any collection or other realization of collateral received in connection with the exercise of remedies and any distribution in respect of collateral in any bankruptcy proceeding will be applied first to repay amounts due under the Revolving Credit Facility before the lenders under the Term Loan Facility or the holders of the Senior Notes receive such proceeds.

The Credit Agreement is subject to a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and the Consolidated Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $50.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.

The Company has used the net proceeds from the Term Loan Facility to fund a cash dividend to RRD in connection with the spin off and to pay fees and expenses related to the spin off from RRD.  The Company intends to use any additional borrowings under the Credit Facilities for general corporate purposes, including the financing of permitted investments.

There were no borrowings under the Revolving Credit Facility as of September 30, 2016.

Note 14:  Related Parties

The Company has not historically operated as a stand-alone business and has various relationships with RRD whereby RRD and the Company provide services to RRD and its affiliates.

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Allocations from RRD

RRD provided LSC Communications certain services, which include, but are not limited to, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight. The financial information in these Condensed Combined Financial Statements does not necessarily include all the expenses that would have been incurred had LSC Communications been a separate, stand-alone entity. RRD charged the Company for these services based on direct usage, when available, with the remainder allocated on a pro rata basis by revenue, headcount, or other measures.  These allocations were reflected as follows in the Condensed Combined Financial Statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Costs of goods sold	$24.7	$19.5	$67.0	$59.0
Selling, general and administrative	41.7	41.6	113.3	118.0
Depreciation and amortization	1.4	1.6	5.3	5.0
Total allocations from RRD	$67.8	$62.7	$185.6	$182.0

The Company considers the expense methodologies and financial results to be reasonable for all periods presented.  However, these allocations may not be indicative of the actual expenses that may have been incurred as an independent public company or the costs LSC Communications may incur in the future.

Related Party Revenues

LSC Communications generates a portion of net revenue from sales to RRD’s subsidiaries and Donnelley Financial.  Net revenues from intercompany sales of $19.4 million and $15.6 million for three months ended September 30, 2016 and 2015, respectively, and $54.7 million and $50.9 million for the nine months ended September 30, 2016 and 2015, respectively, were included in the Condensed Combined Statements of Income.

Related Party Purchases

LSC Communications utilizes RRD for freight, logistics and premedia when shipping finished goods to its customers.  Included in the Condensed Combined Financial Statements were costs of sales related to freight, logistics and premedia services purchased from RRD of $43.1 million and $53.6 million for the three months ended September 30, 2016 and 2015, respectively, and $135.3 million and $156.0 million for the nine months ended September 30, 2016 and 2015, respectively. Intercompany receivables and payables with RRD are reflected within net parent company investment in the Condensed Combined Financial Statements.

Share-Based Compensation

LSC Communications employees participated in RRD’s share-based compensation plans, the costs of which have been allocated to LSC Communications and recorded in cost of sales and selling and administrative expenses in the Condensed Combined Statements of Income. Share-based compensation costs allocated to the Company were $1.2 million and $1.3 million for the three months ended September 30, 2016 and 2015, respectively, and $4.3 million for each of the nine months ended September 30, 2016 and 2015.

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Retirement Plans

Employees participated in various pension and other postretirement healthcare plans sponsored by RRD.  In LSC Communications’ Condensed Combined Financial Statements these plans are accounted for as multi-employer benefit plans and as a result the related net benefit obligations are not reflected in LSC Communications’ Condensed Combined Balance Sheets. At the separation date, LSC Communications expects to record net benefit plan obligations transferred from RRD.  LSC Communications’ Condensed Combined Statements of Income include income and expense allocations for these benefits. These allocations were funded through intercompany transactions with RRD which are reflected within the net parent company investment in LSC Communications.

Refer to Note 17, Subsequent Events, for information on the pension plans after the separation.

Cash and Cash Equivalents

RRD uses a centralized approach to cash management and financing of operations.  The majority of the Company’s domestic and foreign subsidiaries were parties to RRD’s cash pooling arrangements to maximize the availability of cash for general operating and investing purposes.  As part of RRD’s centralized cash management processes, cash balances were swept regularly from the Company’s accounts.  Cash transfers to and from RRD’s cash concentration and cash pooling accounts and the resulting balances at the end of each reporting period are reflected in net parent company investment in the Condensed Combined Balance Sheets.  Cash and cash equivalents held by RRD were not allocated to LSC Communications unless they were held in a legal entity that was transferred to LSC Communications.

Debt

RRD’s third party debt and related interest expense have not been allocated to the Company for any of the periods presented as the Company was not the legal obligor of the debt and the borrowings were not directly related to the Company’s business.

The debt recorded by LSC Communications as of September 30, 2016 was issued directly by the Company.  Refer to Note 13, Debt, for further information.

Note 15: Uncertain Tax Positions

The changes in the Company’s unrecognized tax benefits for the nine months ended September 30, 2016 were as follows:

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$4.6
Additions for tax positions of prior years	0.1
Settlements during the year	(4.6)
Foreign exchange and other	(0.1)
Balance at September 30, 2016	$—

The 2016 settlements reflect a payment of $4.6 million related to the receipt in 2015 of an unfavorable court decision related to payment of prior year taxes in an international jurisdiction.

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Note 16:  New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU2016-15”), which provided guidance on eight specific cash flow classification issues to reduce existing diversity in practice. The standard becomes effective in the first quarter of 2018.  Early adoption of ASU 2016-15 is permitted; however the Company plans to adopt the standard in the first quarter of 2018. The Company does not expect a significant impact to presentation on its Condensed Combined Statement of Cash Flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted; however the Company plans to adopt the standard in the first quarter of 2019. The Company is evaluating the impact of ASU 2016-02.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 also requires additional quantitative and qualitative disclosures. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 to January 1, 2018. Early adoption of ASU 2014-09 is permitted in the first quarter of 2017.  However, the Company plans to adopt the standard in the first quarter of 2018.

The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company is evaluating the impact of the provisions of ASU 2014-09 and currently anticipates applying the modified retrospective approach when adopting the standard.

Note 17. Subsequent Events

On October 1, 2016, the Company assumed certain assets and liabilities which were distributed as part of the separation from RRD.  As part of this distribution, the Company assumed certain workers’ compensation liabilities of $38.9 million, of which $11.2 million was short-term and $27.7 million was long-term, and a workers’ compensation recovery asset of $3.8 million.

In accordance with the Separation and Distribution Agreement, there will be a cash adjustment payable to RRD or receivable from RRD for the September 30, 2016 cash balance greater or less than an agreed-upon target cash balance of $30.0 million as defined in the Separation and Distribution Agreement. The Separation and Distribution Agreement also includes a provision for RRD to make a future cash payment of $10.0 million to LSC Communications no later than April 1, 2017.

The Company also assumed certain pension obligations and plans assets in single employer plans for the Company’s employees and certain former employees and retirees of RRD.   The Company recorded a net benefit plan obligation of $358.2 million as of October 1, 2016 related to these plans.   The Company’s primary defined benefit plans are frozen. No new employees will be permitted to enter the Company’s frozen plans and participants will earn no additional benefits. The defined benefit pension plans transferred to LSC Communications include a plan qualified under the Employee Retirement Income Security Act (the “Qualified Plan”) and related non-qualified benefits (the “Non-Qualified Plan”). The Qualified Plan will be funded in conformity with the applicable government regulations, such that the Company funds at least the minimum amount required using actuarial cost methods and assumptions acceptable under government regulations.  The Non-Qualified Plan is unfunded, and the Company pays retiree benefits as they become due.

LSC Communications, Inc.

Notes to Condensed Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(tabular amounts in millions, except per share data)

Information about the obligations and assets of the Qualified and Non-Qualified Plans as of September 30, 2016 is shown below.

	Qualified	Non-Qualified	Total
Pension Benefit Obligations	$2,502.0	$96.5	$2,598.5
Fair Value of Plan Assets	2,240.3	—	2,240.3
Unfunded Status	(261.7)	(96.5)	(358.2)
Pre-tax Accumulated Other Comprehensive Loss	776.4	31.0	807.4
Discount Rate Used to Measure Benefit Obligations	3.8%	3.7%
Expected Rate of Return	7.3%	—

The pension benefit obligations were calculated using generally accepted actuarial methods.  Actuarial gains and losses will be amortized over the average remaining life of active plan participants.

The Company uses a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments. The assumed long-term rate of return for plan assets is currently 7.3%. This rate is determined annually, and is likely to decrease as the asset allocation shifts over time. The expected long-term rate of return for plan assets is based upon many factors including asset allocations, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2015, for the primary U.S. pension plan was approximately 60.0% for return seeking investments and approximately 40.0% for hedging investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition of LSC Communications, Inc. as of September 30, 2016 and December 31, 2015 and the results of operations for the three and nine months ended September 30, 2016 and 2015. This commentary should be read in conjunction with the Condensed Combined Financial Statements and accompanying notes included in Item 1. Condensed Combined Financial Statements. Refer to the company’s Information Statement included as Exhibit 99.1 to the company’s effective Registration Statement on Form 10, as filed with the Securities and Exchange Commission on September 23, 2016 (“Information Statement”) for management’s discussion and analysis of the financial condition of the company as of June 30, 2016 and December 31, 2015 and 2014, and the results of operations for the three and six months ended June 30, 2016 and 2015 and the years ended December 31, 2015, 2014 and 2013.

Company Overview and Separation

The principal business of LSC Communications, Inc. (“LSC Communications,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of print and print-related capabilities.  The Company serves the needs of publishers, merchandisers and retailers worldwide with a portfolio of products, services and technology solutions that includes print, office products, publishing, mail-list management, e-services, warehousing, fulfillment services and supply chain management.  LSC Communications prints magazines, catalogs, retail inserts, books, and directories and its office products offerings include filing products, note-taking products, binders, tax and stock forms and envelopes.

  On October 1, 2016 (the “separation date”), R. R. Donnelley and Sons Company (“RRD” or the “Parent”) completed the previously announced separation (the “separation”) into three separate independent publicly-traded companies: (i) its publishing and retail-centric print services and office products business (“LSC Communications”); (ii) its financial communications services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and (iii) a global, customized multichannel communications management company, which is the business of RRD after the separation.  To effect the separation, RRD undertook a series of transactions to separate net assets and legal entities.  RRD completed the distribution (the “distribution”) of 80.75%, of the outstanding common stock of LSC Communications and Donnelley Financial to RRD shareholders on October 1, 2016.  RRD retained a 19.25% ownership stake in both LSC Communications and Donnelley Financial.  On October 1, 2016, RRD shareholders of record as of the close of business on September 23, 2016 received one share of LSC Communications common stock and one share of Donnelley Financial common stock for every eight shares of RRD common stock held as of the record date. As a result of the distribution, LSC Communications and Donnelley Financial are now independent publicly-traded companies and began regular way trading under the symbols “LKSD” and “DFIN,” respectively, on the New York Stock Exchange on October 3, 2016.  RRD remains an independent publicly-traded company trading under the symbol “RRD” on the New York Stock Exchange.

In connection with the separation, LSC Communications, RRD and Donnelley Financial entered into commercial arrangements and transition services agreements.  Under the terms of the commercial arrangements, RRD will continue to provide, among other things, logistics, premedia, production and sales services to LSC Communications.  In addition, LSC Communications will continue to provide sales support services to RRD’s Asia and Mexico print and graphics management businesses in order to facilitate the importing of books and related products to the U.S. RRD will also provide LSC Communications certain global outsourcing, technical support and other services.  LSC Communications will also continue to provide print and bind services for Donnelley Financial.

Under the terms of the transition services agreements, RRD will provide certain services to LSC Communications and LSC Communications will provide certain services to RRD and Donnelley Financial, including, but not limited to, in such areas as tax, information technology, treasury, internal audit, human resources, accounting, purchasing, communications, security and compensation and benefits.  These agreements facilitated the separation by allowing LSC Communications to operate independently prior to establishing stand-alone back office systems across its organization.  Transition services may be provided for up to twenty-four months following the separation.

The Company and RRD also entered into:

•

A separation and distribution agreement which accomplished the distribution of LSC Communications’ common stock and the distribution of Donnelley Financial’s common stock to RRD’s common stockholders, and which governs the Company’s relationships with RRD and Donnelley Financial with respect to pre-separation matters and provides for the allocation of employee benefit, litigation and other liabilities and obligations attributable to periods prior to the separation;

•

A Tax Disaffiliation Agreement that allocates responsibility for taxes between LSC Communications and RRD and includes indemnification rights with respect to tax matters and restrictions to preserve the tax-free status of the separation; and

•

A Patent Assignment and License Agreement, a Trademark Assignment and License Agreement, a Data Assignment and License Agreement and a Software, Copyright and Trade Secret Assignment and License Agreement, in each case, that will provide for ownership, licensing and other arrangements to facilitate RRD’s, Donnelley Financial’s and the Company’s ongoing use of intellectual property, as applicable.

Final copies of such agreements were filed as exhibits to the Company’s Form 8-K filed on October 3, 2016.

Segment Descriptions

The Company’s segments and their product offerings are summarized below:

Print

The Print segment produces magazines, catalogs, retail inserts, books, and directories.  The segment also provides supply-chain management and certain other print-related services, including mail-list management and sortation, e-book formatting and distribution.  The segment has operations in the U.S., Europe and Mexico.   The print segment is divided into the magazines, catalog and retail inserts, book, Europe and directories reporting units.

Office Products

The Office Products segment manufactures and sell branded and private label products in five core categories:  filing products, note-taking products, binder products, forms and envelopes.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and LIFO inventory provisions.  In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan income and share-based compensation, are included in Corporate and not allocated to the operating segments. Prior to the separation, many of these costs were based on allocations from RRD; however, the Company will incur such costs directly upon the completion of the separation.

Business Acquisition

On June 8, 2015, RRD acquired Courier Corporation (“Courier”), a leader in digital printing and publishing primarily in the United States, specializing in educational, religious and trade books.

For further information on the above acquisition, see Note 2, Business Combination, to the Condensed Combined Financial Statements.

OUTLOOK

Competitive Environment

The print and related services industry, in general, continues to have excess capacity and remains highly competitive. Despite consolidation in recent years, the industry remains highly fragmented.  Across the Company’s range of Print segment products and services, competition is based primarily on the ability to deliver products for the lowest total cost, a factor driven not only by price, but also materials and distribution costs. We expect that prices for print products and services will continue to be a focal point for customers in coming years.

In addition to direct competition from within the industry, technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, and advances in digital printing, print-on-demand and internet technologies, continue to impact the market for our products and services. The impact of digital technologies has been felt in many print products. Digital technologies have impacted printed magazines, as some advertising spending has moved from print to electronic media. In addition, catalogs and retail inserts have experienced volume reductions as our customers allocate more of their spending to online resources and also face stiff competition from online retailers resulting in retailer compression and store closures. Electronic communication and transaction technology has also continued to drive electronic substitution in directory printing, in part driven by cost pressures at key customers. E-book substitution has impacted overall consumer print book volume, although e-book adoption rates are stabilizing and industry-wide print book volume has been growing in recent years. The future impact of technology on our business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, we have made targeted acquisitions and investments in our existing business to offer customers innovative services and solutions. Such acquisitions and investments include the acquisition of Courier Corporation in 2015, which expanded our book fulfillment and digital printing capabilities. This and other targeted acquisitions and investments further secure our position as a technology leader in the industry.

Technological advancement and innovation has affected the overall demand for most of the products in our Office Products segment. While these changes continue to impact demand, the overall market for our products remains large and share growth is attainable. We compete against a range of both domestic and international competitors in each of our product categories within the segment. Due to the increasing percentage of private label products in the market, resellers have created a highly competitive environment where purchasing decisions are based largely on price, quality and the supplier’s ability to service the customer. As consumer preferences shift towards private label, resellers have increased the pressure on suppliers to better differentiate their product offering, often times through product exclusivity, product innovation and development of private label products.

LSC Communications has implemented a number of strategic initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial.  Management also reviews the LSC Communications’ operations and management structure on a regular basis to balance appropriate risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic goals.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by LSC Communications. Historically, demand for printing of magazines, catalogs, retail inserts, books and office products is higher in the second half of the year, driven by increased advertising pages within magazines, holiday volume in catalogs and retail inserts, and back-to-school demand in books and office products. These typical seasonal patterns can be impacted by overall trends in the U.S. and world economy.  The seasonal pattern in 2015 was in line with historical patterns.

Raw Materials

The primary raw materials we use in our Print segment are paper and ink. We negotiate with leading paper suppliers to maximize our purchasing efficiencies and use a wide variety of paper grades and formats. In addition, a substantial amount of paper used in our print business is supplied directly by customers. Variations in the cost and supply of certain paper grades used in the manufacturing process may affect our consolidated financial results. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. For paper that we purchase, we have historically passed most changes in price through to our customers. Contractual arrangements and industry practice should support our continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable us to successfully do so. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. We also resell waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

We negotiate with leading suppliers to maximize our purchasing efficiencies and use a wide variety of ink formulations and colors. Variations in the cost and supply of certain ink formulations used in the manufacturing process may affect our consolidated financial results. We have undertaken various strategic initiatives to try to mitigate any foreseeable supply disruptions with respect to our ink requirements, including entering into a long term supply arrangement with a single supplier for a substantial portion of our ink supply. Certain contractual protections exist in our relationship with such supplier, such as price and quality protections and an ability to seek alternative sources of ink if the supplier breaches or is unable to perform certain of its obligations, which are intended to mitigate the risk of ink-related supply disruptions. Except for our long-term supply arrangement regarding ink, we do not consider ourselves to be dependent upon any single vendor as a source of supply for our businesses, and we believe that sufficient alternative sources for the same, similar or alternative products are available.

Changes in the price of crude oil and other energy costs impact our ink suppliers and manufacturing costs. Crude oil and energy prices continue to be volatile and have fallen significantly over the last two years. Should prices increase, we generally cannot pass on to customers the impact of higher energy prices on our manufacturing costs. We do enter into fixed price contracts for a portion of our natural gas purchases to mitigate the impact of changes in energy prices. We cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or customer demand and the related impact either will have on the Company’s Consolidated Statements of Income, Balance Sheets and Cash Flows.

Goodwill Impairment Assessment

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test, could be impacted by changes in market conditions and economic events.

Management considered trends in these factors when performing its assessment of whether an interim impairment review was required for any reporting unit.  Based on this interim assessment, management concluded that as of September 30, 2016, no events or changes in circumstances indicated that it was more likely than not that the fair value of any reporting unit had declined below its carrying value.  Nevertheless, significant changes in economic and market conditions could result in changes to expectations of future final results and key valuation assumptions.  Such changes could result in revisions of management’s estimates of the fair value of the Company’s reporting units and could result in a material impairment of goodwill in a future interim period or as of October 31, 2016, the Company’s next annual measurement date.

Financial Review

In the financial review that follows, the Company discusses its Condensed Combined Statements of Income, Balance Sheets, Cash Flows and certain other information.  The Company has not previously operated as an independent, stand-alone company, but rather as a part of RRD.  There are limitations inherent in the preparation of all carve out financial statements due to the fact that the Company’s business was previously part of a larger organization.  This discussion should be read in conjunction with the Company’s Condensed Combined Financial Statements and the related notes.

Results of Operations for the Three Months Ended September 30, 2016 as Compared to the Three Months Ended September 30, 2015

The following table shows the results of operations for the three months ended September 30, 2016 and 2015, which reflects the results of acquired businesses from the relevant acquisition dates:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Net sales	$948.5	$999.0	$(50.5)	(5.1%)
Cost of sales (exclusive of depreciation and amortization)	739.8	755.4	(15.6)	(2.1%)
Cost of sales with RRD and affiliates (exclusive of depreciation and
amortization)	43.1	53.6	(10.5)	(19.6%)
Total cost of sales	782.9	809.0	(26.1)	(3.2%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	64.8	72.2	(7.4)	(10.2%)
Restructuring, impairment and other charges-net	3.2	25.4	(22.2)	(87.4%)
Depreciation and amortization	40.6	48.1	(7.5)	(15.6%)
Income from operations	$57.0	$44.3	$12.7	28.7%

Combined

Net sales for the three months ended September 30, 2016 were $948.5 million, a decrease of $50.5 million, or 5.1% compared to the three months ended September 30, 2015.  Net sales decreased due to lower volume in the Office Products segment, price pressures, lower volume in the Europe reporting unit, a $6.7 million, or 0.7%, decrease due to changes in foreign exchange rates, and a $4.7 million, or 0.5%, decrease in pass-through paper sales, partially offset by higher supply chain management and fulfillment volume in the book reporting unit.

Cost of sales decreased $26.1 million, or 3.2%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 including a $5.8 million, or 0.7%, decrease due to changes in foreign exchange rates.  Additionally, cost of sales decreased due to lower volume in the Office Products segment and Europe reporting unit, the impact of lower pass-through paper sales, and the impact of a $6.7 million purchase accounting inventory adjustment in the third quarter of 2015, partially offset by higher supply chain management and fulfillment volume. As a percentage of net sales, cost of sales increased from 81.0% to 82.5% year over year primarily due to price pressures in the Print segment.

Selling, general and administrative expenses decreased $7.4 million to $64.8 million for the three months ended September 30, 2016 primarily due to higher pension income, lower selling expense and a $0.3 million, or 0.4%, decrease due to changes in foreign exchange rates, partially offset by increased costs related to the separation. As a percentage of net sales, selling, general and administrative expenses decreased from 7.2% for the three months ended September 30, 2015 to 6.8% for the three months ended September 30, 2016 due primarily to higher pension income and lower selling expense.

The Company expects that net incremental costs to operate as an independent public company will be between $7.0 million to $12.0 million in on an annual basis.  These costs include additional personnel, professional fees, public company fees as well as additional administrative costs and executive compensation arrangements. During the three months ended September 30, 2016 the Company incurred $3.5 million of such additional costs.

For the three months ended September 30, 2016, the Company recorded net restructuring, impairment and other charges of $3.2 million compared to $25.4 million in the same period in 2015. The three months ended September 30, 2016 included net restructuring charges of $1.8 million for employee termination costs for 11 employees, substantially all of whom were terminated as of or prior to September 30, 2016, related to one facility closure in the Print segment and the reorganization of certain operations.  The Company recorded lease termination and other restructuring charges of $1.5 million. Additionally, the Company recorded an impairment of ($0.9) million primarily related to buildings, machinery and equipment associated with a facility closing which reflects a change to an impairment charge recorded earlier in 2016.  The Company also recorded other charges of $0.8 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

For the three months ended September 30, 2015, the Company recorded net restructuring, impairment and other charges of $25.4 million. The three months ended September 30, 2015 included net restructuring charges of $14.7 million for employee termination costs for 523 employees, all of whom were terminated as of or prior to September 30, 2016. These charges primarily related to the to the announcement of three facility closures, two in the Print segment and one in the Office Products segment, and the reorganization of certain operations. The Company recorded $7.7 million of net impairment charges primarily related to machinery and equipment and buildings associated with facility closings.  Additionally, the Company incurred lease termination and other restructuring charges of $2.3 million. The Company also recorded other charges of $0.7 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

Depreciation and amortization decreased $7.5 million to $40.6 million for the three months ended September 30, 2016 compared to the same period in 2015 due to decreased capital spending in recent years compared to historical levels, partially offset by the acquisitions of Courier and Esselte Corporation (“Esselte”). Depreciation and amortization included $3.9 million and $5.3 million of amortization of other intangible assets related to customer relationships and trade names for the three months ended September 30, 2016 and 2015, respectively.

Income from operations for the three months ended September 30, 2016 increased by $12.7 million, or 28.7%, to $57.0 million as compared to the three months ended September 30, 2015.  The increase was primarily due to lower restructuring, impairment and other charges, partially offset by price pressures primarily in the magazines, catalogs and retail inserts and book reporting units and an unfavorable mix in the book reporting unit.

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Interest expense (income)-net	$0.5	$(0.6)	$1.1	(183.3%)
Investment and other expense	0.4	—	0.4	100.0%

Net interest income decreased by $1.1 million for the three months ended September 30, 2016 versus the same period in 2015.

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Earnings before income taxes	$56.1	$44.9	$11.2	24.9%
Income tax expense	18.0	30.2	(12.2)	(40.4%)
Effective income tax rate	32.1%	67.3%

The effective income tax rate for the three months ended September 30, 2016 was 32.1% compared to 67.3% in the same period in 2015.  The 2015 effective income tax rate reflected a tax expense of $9.0 million that was recorded due to an unfavorable court decision related to payment of prior year taxes in an international jurisdiction and the establishment of a valuation allowance on certain international net operating loss deferred tax assets.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products or services provided by each reporting unit.  Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Print

	Three Months Ended
	September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$821.4	$854.3
Income from operations	46.7	27.8
Operating margin	5.7%	3.3%
Restructuring, impairment and other charges-net	1.2	24.2
Purchase accounting inventory adjustment	—	6.7

	Net Sales for the Three Months Ended
	September 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$407.1	$450.3	(43.2)	(9.6%)
Book	309.8	292.6	17.2	5.9%
Europe	72.1	77.9	(5.8)	(7.4%)
Directories	32.4	33.5	(1.1)	(3.3%)
Total Print	$821.4	$854.3	(32.9)	(3.9%)

Net sales for the Print segment for the three months ended September 30, 2016 were $821.4 million, a decrease of $32.9 million, or 3.9%, compared to the three months ended September 30, 2015.  Net sales decreased due to price pressures, lower volume in the Europe reporting unit, a $6.5 million, or 0.8%, decrease due to changes in foreign exchange rates, lower volume in the magazine, catalog and retail inserts reporting unit, and a $4.7 million, or 0.6%, decrease in pass-through paper sales, partially offset by increased supply chain management and fulfillment volume in the book reporting unit.  An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales decreased due to lower pass-through paper sales, price pressures, lower volume, and changes in foreign exchange rates.

•

Book: Sales increased due to higher volume in supply chain management and fulfillment and higher pass-through paper sales, partially offset by price pressures and lower educational and publishing volume.

•	Europe: Sales decreased primarily due to lower volume and changes in foreign exchange rates.
•	Directories: Sales decreased primarily as a result of price pressures.

Print segment income from operations increased $18.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 as a result of lower restructuring, impairment and other charges, the impact of the 2015 purchase accounting inventory adjustment and synergies from the integration of Courier, partially offset by price pressures, primarily in the magazines, catalogs and retail inserts reporting unit, unfavorable mix in the book reporting unit, and lower volume in the Europe reporting unit.  Operating margins increased from 3.3% for the three months ended September 30, 2015 to 5.7% for the three months ended September 30, 2016, of which 2.7 percentage points were due to lower restructuring, impairment and other charges and 0.8 percentage points were due to the purchase accounting inventory adjustment in the prior year period, partially offset by price pressures.

Office Products

	Three Months Ended
	September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$127.1	$144.7
Income from operations	11.2	14.1
Operating margin	8.8%	9.7%
Restructuring, impairment and other charges-net	0.2	1.1

Net sales for the Office Products segment for the three months ended September 30, 2016 were $127.1 million, a decrease of $17.6 million, or 12.2%, compared to the three months ended September 30, 2015, including a $0.2 million, or 0.1%, decrease due to changes in foreign exchange rates.   Net sales also decreased as a result of lower volume, primarily in filing and binder products, and price pressures.

Office Products segment income from operations decreased $2.9 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 mainly due to decreased volume, unfavorable mix, and price pressures, partially offset by cost control initiatives and lower restructuring, impairment and other charges.   Operating margins decreased from 9.7% for the three months ended September 30, 2015 to 8.8% for the three months ended September 30, 2016. Operating margins were unfavorably impacted by unfavorable mix and price pressures.  Lower restructuring, impairment and other charges improved margins by 0.6 percentage points.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	September 30,
	2016	2015
	(in millions)
Operating expense (income)	$0.9	$(2.4)
Spinoff-related transaction expenses	0.6	—
Acquisition-related expenses	—	0.1
Restructuring, impairment and other charges-net	1.8	0.1

Corporate operating expense for the three months ended September 30, 2016 was $0.9 million, compared to operating income of $2.4 million for the same period in 2015 due to increased costs of the separation and the unfavorable impact of a prior year workers’ compensation adjustment, partially offset by an increase in pension income.

Results of Operations for the Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015

The following table shows the results of operations for the nine months ended September 30, 2016 and 2015, which reflects the results of the acquired business from the relevant acquisition date:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Net sales	$2,734.6	$2,738.9	$(4.3)	(0.2%)
Cost of sales (exclusive of depreciation and amortization)	2,115.0	2,109.3	5.7	0.3%
Cost of sales with RRD and affiliates (exclusive of depreciation and
amortization)	135.3	156.0	(20.7)	(13.3%)
Total cost of sales	2,250.3	2,265.3	(15.0)	(0.7%)
Selling, general and administrative expenses (exclusive of depreciation and amortization)	195.6	210.0	(14.4)	(6.9%)
Restructuring, impairment and other charges-net	11.2	52.4	(41.2)	(78.6%)
Depreciation and amortization	129.7	134.2	(4.5)	(3.4%)
Income from operations	$147.8	$77.0	$70.8	91.9%

Combined

Net sales for the nine months ended September 30, 2016 were $2,734.6 million, a decrease of $4.3 million, or 0.2% compared to the nine months ended September 30, 2015.  On a pro forma basis, the Company’s net sales decreased by approximately $122.2 million or 4.3% (see Note 2, Business Combinations, to the Condensed Combined Financial Statements).  Net sales decreased due to price pressures, lower volume in the Office Products segment, a $27.0 million, or 1.0%, decrease due to changes in foreign exchange rates, a $23.0 million, or 0.8%, decrease in pass-through paper sales, and lower volume in the Europe and magazines, catalogs and retail inserts reporting units, partially offset by the acquisition of Courier in June 2015 and higher supply chain management and fulfillment volume in the book reporting unit.

Cost of sales decreased $15.0 million, or 0.7%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, including a $22.0 million, or 1.0%, decrease due to changes in foreign exchange rates. Additionally, cost of sales decreased due to lower volume in the Office Products segment, a decline in paper pass-through sales, lower volume in the Europe and magazines, catalogs and retail inserts reporting units, lower purchase accounting inventory adjustments, and synergies from the integration of Courier.  This was offset by the acquisition of Courier and higher supply chain management and fulfillment volume in the book reporting unit. As a percentage of net sales, cost of sales decreased 0.4% year-over-year primarily due to lower pass-through paper sales and synergies from the integration of Courier.

Selling, general and administrative expenses decreased $14.4 million to $195.6 million for the nine months ended September 30, 2016 due primarily to a decrease in acquisition-related expenses of $13.7 million, higher pension income, lower selling expense and a $2.0 million, or 1.0%, decrease due to changes in foreign exchange rates.  This was partially offset by higher expenses as a result of the acquisition of Courier and costs related to the separation.  As a percentage of net sales, selling, general and administrative expenses decreased from 7.7% for the nine months ended September 30, 2015 to 7.2% for the nine months ended September 30, 2016 due to higher pension income and lower selling expense.  The decrease in acquisition-related expenses accounted for 0.5 percentage points.

The Company expects that net incremental costs to operate as an independent public company will be between $7.0 million to $12.0 million in on an annual basis.  These costs include additional personnel, professional fees, public company fees as well as additional administrative costs and executive compensation arrangements. During the nine months ended September 30, 2016 the Company incurred $7.0 million of such additional costs, including $2.4 million in costs that are not expected to recur on an annual basis.

For the nine months ended September 30, 2016, the Company recorded net restructuring, impairment and other charges of $11.2 million compared to $52.4 million in the same period in 2015.  In 2016, the Company incurred lease termination and other restructuring charges of $4.8 million. The Company also recorded restructuring charges of $3.5 million for employee termination costs for an aggregate of 48 employees, substantially all of whom were terminated as of or prior to September 30, 2016.  These charges primarily related to one facility closure in the Print segment and the reorganization of certain operations.  Additionally, the Company recorded other charges of $2.4 million primarily related to multi-employer pension withdrawal obligations unrelated to facility closures and $0.5 million of net impairment charges related to buildings, machinery and equipment associated with facility closings.

For the nine months ended September 30, 2015, the Company recorded net restructuring, impairment and other charges of $52.4 million.  These charges included other charges of $21.3 million, including integration charges of $19.1 million for payments made to certain Courier employees upon the termination of Courier’s executive severance plan, immediately prior to the acquisition.  The Company recorded $18.2 million of employee termination costs for 750 employees, all of whom were terminated as of or prior to September 30, 2016.  These charges primarily related to the announcement of three facility closures, two in the Print segment and one in the Office Products segment, the closure of another facility in the Print segment and the reorganization of certain operations.  For the nine months ended September 30, 2015, the Company also recorded $8.3 million of net impairment charges primarily related to buildings and machinery and equipment associated with facility closings. Additionally, the Company incurred lease termination and other restructuring charges of $4.6 million for the nine months ended September 30, 2015.

Depreciation and amortization decreased $4.5 million to $129.7 million for the nine months ended September 30, 2016 compared to the same period in 2015 due to decreased capital spending in recent years compared to historical levels, partially offset by the acquisitions of Courier and Esselte.  Depreciation and amortization included $13.0 million and $11.6 million of amortization of other intangible assets related to customer relationships and trade names for the nine months ended September 30, 2016 and 2015, respectively.

Income from operations for the nine months ended September 30, 2016 increased by $70.8 million, or 91.9%, to $147.8 million as compared to the nine months ended September 30, 2015.  The increase was due to lower restructuring, impairment and other charges, higher volume as a result of the acquisition of Courier, synergies from the integration of Courier, and a decline in acquisition-related expenses, partially offset by price pressures and lower volume in the Office Products segment.

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Interest income-net	$(0.3)	$(2.2)	$1.9	(86.4%)
Investment and other expense (income)	0.8	(0.1)	0.9	(900.0%)

Net interest income decreased by $1.9 million for the nine months ended September 30, 2016 versus the same period in 2015, primarily due to a decrease in the average outstanding notes receivable from a RRD affiliate.

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in millions, except percentages)
Income before income taxes	$147.3	$79.3	$68.0	85.8%
Income tax expense	50.2	43.7	6.5	14.9%
Effective income tax rate	34.1%	55.1%

The effective income tax rate for the nine months ended September 30, 2016 was 34.1% compared to 55.1% in the same period in 2015.  The 2015 effective income tax rate reflected a tax expense of $9.0 million that was recorded due to an unfavorable court decision related to payment of prior year taxes in an international jurisdiction, the establishment of a valuation allowance on certain international net operating loss deferred tax assets and acquisition-related expenses of $13.7 million, most of which were not tax deductible.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products or services provided by each reporting unit.  Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Print

	Nine Months Ended
	September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$2,337.4	$2,307.7
Income from operations	113.1	53.8
Operating margin	4.8%	2.3%
Restructuring, impairment and other charges-net	9.3	49.4
Purchase accounting inventory adjustment	—	9.9

	Net Sales for the Nine Months Ended
	September 30,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,191.5	$1,310.9	$(119.4)	(9.1%)
Book	840.6	671.0	169.6	25.3%
Europe	208.7	222.2	(13.5)	(6.1%)
Directories	96.6	103.6	(7.0)	(6.8%)
Total Print	$2,337.4	$2,307.7	$29.7	1.3%

Net sales for the Print segment for the nine months ended September 30, 2016 were $2,337.4 million, an increase of $29.7 million, or 1.3%, compared to 2015.  Net sales increased due to the acquisition of Courier and increased supply chain management and fulfillment volume, partially offset by price pressures, a $24.5 million, or 1.1%, decrease due to changes in foreign exchange rates, a $23.0 million, or 1.0%, decrease in pass-through paper sales, and lower volume in the Europe and magazines, catalogs and retail inserts reporting units. An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to a decrease in pass-through paper sales, price pressures, lower volume, and changes in foreign exchange rates.
•

Book: Sales increased as a result of the acquisition of Courier, increased volume in supply chain management and fulfillment and increases in pass-through paper sales, partially offset by price pressures.

•	Europe: Sales decreased primarily due to lower volume and changes in foreign exchange rates.
•	Directories: Sales decreased primarily as a result of price pressures and a decline in pass-through paper sales.

Print segment income from operations increased $59.3 million for the nine months ended September 30, 2016 due to higher volume as a result of the acquisition of Courier, lower restructuring, impairment and other charges, the impact of a $9.9 million purchase accounting inventory adjustment in 2015, and synergies from the integration of Courier, partially offset by price pressures, primarily in the magazines, catalogs and retail inserts reporting unit.  Operating margins increased from 2.3% for the nine months ended September 30, 2015 to 4.8% for the nine months ended September 30, 2016, of which 1.7 percentage points were due to lower restructuring, impairment and other charges and 0.4 percentage points were due to the impact of the prior year purchase accounting inventory adjustment.  Operating margins also increased due to productivity improvements and synergies from the integration of Courier, partially offset by price pressures.

Office Products

	Nine Months Ended
	September 30,
	2016	2015
	(in millions, except percentages)
Net sales	$397.2	$431.2
Income from operations	38.2	36.5
Operating margin	9.6%	8.5%
Restructuring, impairment and other charges-net	0.1	2.9

Net sales for the Office Products segment for the nine months ended September 30, 2016 were $397.2 million, a decrease of $34.0 million, or 7.9% compared to 2015, including a $2.5 million, or 0.6%, decrease due to changes in foreign exchange rates.   Net sales also decreased as a result of lower volume, primarily in filing, envelope and binders products, and unfavorable mix.

Office Products segment income from operations increased $1.7 million for the nine months ended September 30, 2016 mainly due to cost control initiatives, favorable product mix and lower restructuring, impairment and other charges.  Operating margins increased from 8.5% for the nine months ended September 30, 2015 to 9.6% for the nine months ended September 30, 2016 of which 0.6 percentage points are due to lower restructuring, impairment and other charges.  Operating margins also increased due to cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Nine Months Ended
	September 30,
	2016	2015
	(in millions)
Operating expense	$3.5	$13.3
Spinoff-related transaction expenses	0.6	—
Pension settlement charge	0.5	—
Acquisition-related expenses	—	13.7
Restructuring, impairment and other charges-net	1.8	0.1

Corporate operating expense for the nine months ended September 30, 2016 was $3.5 million, compared to $13.3 million during the same period in 2015. The decrease was mostly driven by lower acquisition-related expenses, partially offset by costs related to the separation, the unfavorable impact of a prior year workers’ compensation adjustment, increased bad debt expense, and higher restructuring costs, partially offset by an increase in pension income.

Non-GAAP Measures

The Company believes that certain non-GAAP measures, such as Non-GAAP adjusted EBITDA, provide useful information about the Company’s operating results and enhance the overall ability to assess the Company’s financial performance.  The Company uses these measures, together with other measures of performance under GAAP, to compare the relative performance of operations in planning, budgeting and reviewing the performance of its business.  Non-GAAP adjusted EBITDA allows investors to make a more meaningful comparison between the Company’s core business operating results over different periods of time.  The Company believes that Non-GAAP adjusted EBITDA, when viewed with the Company’s results under GAAP and the accompanying reconciliations, provides useful information about the Company’s business without regard to potential distortions. By eliminating potential differences in results of operations between periods caused by factors such as depreciation and amortization methods and restructuring, impairment and other charges, the Company believes that Non-GAAP adjusted EBITDA can provide a useful additional basis for comparing the current performance of the underlying operations being evaluated.

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, spinoff-related transaction expenses, a pension settlement charge related to the Esselte defined benefit plan, acquisition-related expenses, and purchase accounting inventory adjustments.  A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$38.1	$14.7	$97.1	$35.6
Restructuring, impairment and other charges – net	3.2	25.4	11.2	52.4
Spinoff-related transaction expenses	0.6	—	0.6	—
Pension settlement charge	—	—	0.5	—
Acquisition-related expenses	—	0.1	—	13.7
Purchase accounting inventory adjustments	—	6.7	—	9.9
Depreciation and amortization	40.6	48.1	129.7	134.2
Interest expense (income) – net	0.5	(0.6)	(0.3)	(2.2)
Income tax expense	18.0	30.2	50.2	43.7
Non-GAAP adjusted EBITDA	$101.0	$124.6	$289.0	$287.3

Three Months Ended September 30, 2016

Restructuring, impairment and other charges—net. The three months ended September 30, 2016 included net restructuring charges of $1.8 million for employee termination costs related to the one facility closure in the Print segment and the reorganization of certain operations.  The Company recorded lease termination and other restructuring charges of $1.5 million. Additionally, the Company recorded impairment of $(0.9) million primarily related to buildings, machinery and equipment associated with a facility closing which reflects a change to an impairment charge recorded earlier in 2016.  The Company also recorded other charges of $0.8 million for multi-employer pension plan withdrawal obligations unrelated to facility closures, as well as a change to an impairment charge recorded earlier in 2016.

Spinoff-related transaction expenses: The three months ended September 30, 2016 included charges of $0.6 million for one-time transaction costs associated with becoming a standalone company.

Three Months Ended September 30, 2015

Restructuring, impairment and other charges—net. The three months ended September 30, 2015 included net restructuring charges of $14.7 million for employee termination costs related to the to the announcement of three facility closures, two in the Print segment and one in the Office Products segment, and the reorganization of certain operations. The Company recorded $7.7 million of net impairment charges primarily related to machinery and equipment and buildings associated with facility closings.  Additionally, the Company incurred lease termination and other restructuring charges of $2.3 million. The Company also recorded other charges of $0.7 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

Purchase accounting inventory adjustment. Included a charge of $6.7 million for the three months ended September 30, 2015 as a result of an inventory purchase accounting adjustment for Courier.

Acquisition-related expenses.  Included charges of $0.1 million related to legal, accounting and other expenses for the three months ended September 30, 2015, associated with completed acquisitions.

Nine Months Ended September 30, 2016

Restructuring, impairment and other charges—net. The nine months ended September 30, 2016 included lease termination and other restructuring charges of $4.8 million.  The Company also recorded restructuring charges of $3.5 million for employee termination costs related to related to one facility closure in the Print segment and the reorganization of certain operations.

Additionally, the Company recorded other charges of $2.4 million primarily related to multi-employer pension withdrawal obligations unrelated to facility closures and $0.5 million of net impairment charges related to buildings, machinery and equipment associated with facility closings.

Spinoff-related transaction expenses: The nine months ended September 30, 2016 included charges of $0.6 million for one-time transaction costs associated with becoming a standalone company.

Pension settlement charge. The nine months ended September 30, 2016 included a pension settlement charge of $0.5 million related to lump-sum pension settlement payments for the Esselte plan.

Nine Months Ended September 30, 2015

Restructuring, impairment and other charges—net. The nine months ended September 30, 2015 included other charges of $21.3 million, including integration charges of $19.1 million for payments made to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to the acquisition.  The Company recorded $18.2 million of employee termination costs related to the announcement of three facility closures, two in the Print segment and one in the Office Products segment, the closure of another facility in the Print segment and the reorganization of certain operations.  For the nine months ended September 30, 2015, the Company also recorded $8.3 million of net impairment charges primarily related to buildings and machinery and equipment associated with facility closings. Additionally, the Company incurred lease termination and other restructuring charges of $4.6 million for the nine months ended September 30, 2015.

Acquisition-related expenses.  Included charges of $13.7 million related to legal, accounting and other expenses for the nine months ended September 30, 2015, associated with completed acquisitions.

Purchase accounting inventory adjustment. Included a charge of $9.9 million for the nine months ended September 30, 2015 as a result of an inventory purchase accounting adjustment for Courier.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $400.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s debt obligations, distributions to shareholders that may be approved by the Board of Directors, acquisitions, capital expenditures necessary to support productivity improvement and growth and completion of restructuring programs.

The following sections describe the Company’s cash flows for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by operating activities	$136.2	$156.4
Net cash used in investing activities	25.4	139.6
Net cash used in financing activities	150.4	48.8

Cash flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, taxes and other operating activities.  Allocations of operating expenses from RRD are also reflected as operating cash inflows or outflows, including those for pension income and current income taxes payable.

Net cash provided by operating activities was $136.2 million for the nine months ended September 30, 2016 compared to $156.4 million for the same period in 2015.  The decrease in net cash provided by operating activities reflected the timing of customer and supplier payments and increased costs related to the separation.

Cash flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $25.4 million compared to $139.6 million for the same period in 2015.  Capital expenditures were $34.9 million during the nine months ended September 30, 2016, an increase of $2.6 million as compared to the same period in 2015 primarily due to an increase in software capital expenditures related to, and in anticipation of the separation.   During the nine months ended September 30, 2015, net cash used for the acquisition of Courier was $111.1 million.  For the nine months ended September 30, 2016, proceeds from the sale of other assets were $0.8 million compared to $4.7 million for the same period in 2015.  Additionally, during the nine months ended September 30, 2016, transfers from restricted cash were $8.7 million compared to $0.3 million during the same period in 2015. There was also $1.2 million of cash used for other investing activities during the nine months ended September 30, 2015.

Cash flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $150.4 million compared to $48.8 million for the same period in 2015.  On September 30, 2016, the Company issued new debt presented as proceeds from the issuance of long-term debt of $815.6 million and debt issuance costs of $18.1 million. Net transfers to parent and affiliates were $944.5 million for the nine months ended September 30, 2016 compared to $22.1 million of net transfers from parent and affiliates for the same period in 2015.  The increase is primarily due to a cash dividend paid to RRD from the proceeds of the Company’s debt issuance.  During the nine months ended September 30, 2015, the Company repaid $70.9 million of debt assumed in the acquisition of Courier.  Additionally, there were $3.4 million of debt repayments for the nine months ended September 30, 2016.

LIQUIDITY

Historically, RRD provided financing, cash management and other treasury services to the Company.  The Company’s cash balances were swept by RRD and the Company received funding from RRD for its operating and investing cash needs.  Substantially all of the cash and cash equivalents recorded on the Condensed Combined Balance Sheets were in international jurisdictions.  Cash transferred to and from RRD was recorded as intercompany payables and receivables which are reflected in the Parent company investment in the accompanying Condensed Combined Financial Statements.

Deferred U.S. income taxes and foreign taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations.  The Company has also not recognized deferred tax liabilities related to local taxes on certain foreign earnings as foreign earnings are considered to be permanently reinvested. Certain cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Debt Issuances

On September 30, 2016, the Company issued $450.0 million of 8.75% Senior Secured Notes (the “Senior Notes”) due October 15, 2023.  Interest on the Senior Notes is due semi-annually on April 15 and October 15, commencing on April 15, 2017.  Net proceeds from the offering of the Senior Notes (“the Notes Offering”) were distributed to RRD in the form of a dividend. The Company did not retain any proceeds from the Notes Offering.

The Senior Notes were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Senior Notes (the “Guarantors”).  The Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations. The Senior Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries.  The Senior Notes and the related guarantees are secured on a first-priority lien basis by the collateral, subject to certain exceptions and permitted liens. The Indenture governing the Senior Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications. The Senior Notes mature on October 15, 2023.

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) which provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $375.0 million (the “Term Loan Facility”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $400.0 million (the “Revolving Credit Facility,”). The interest rate per annum applicable to the Term Loan Facility is equal to, at the Company’s option, either a base rate plus a margin of 5.00% or LIBOR plus a margin of 6.00%. The LIBOR rate is subject to a “floor” of 1%.  The interest rate per annum applicable to the Revolving Credit Facility is equal to a base rate plus a margin ranging from 1.75% to 2.25%, or LIBOR plus a margin ranging from 2.75% to 3.25%, in either case based upon the Consolidated Leverage Ratio of the Company and its restricted subsidiaries. Interest on the Credit Agreement is due at least quarterly commencing on December 31, 2016.  The Term Loan Facility will amortize in quarterly installments of $12.5 million for the first eight quarters and $10.6 million for subsequent quarters.  The debt issuance costs and original issue discount are being amortized over the life of the facilities using the effective interest method. The Term Loan Facility will mature on September 30, 2022 and the Revolving Credit Facility will mature on September 30, 2021.

The proceeds of any collection or other realization of collateral received in connection with the exercise of remedies and any distribution in respect of collateral in any bankruptcy proceeding will be applied first to repay amounts due under the Revolving Credit Facility before the lenders under the Term Loan Facility or the holders of the Senior Notes receive such proceeds.

The Credit Agreement is subject to a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and the Consolidated Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $50.0 million in aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.

The Company has used the net proceeds from the Term Loan Facility to fund a cash dividend to RRD in connection with the spin off and to pay fees and expenses related to the spin off from RRD.  The Company intends to use any additional borrowings under the Credit Facilities for general corporate purposes, including the financing of permitted investments.

There were no borrowings under the Revolving Credit Facility as of September 30, 2016.

The Company’s debt maturities as of September 30, 2016 are shown in the following table:

	Debt Maturity Schedule
	Total	2016	2017	2018	2019	2020	Thereafter
Borrowings under the Credit Agreement	$375.0	$12.5	$50.0	$48.1	$42.5	$42.5	$179.4
Senior secured notes	450.0	—	—	—	—	—	450.0
Capital lease obligations	6.6	1.0	3.5	1.1	0.5	0.3	0.2
Total	$831.6	$13.5	$53.5	$49.2	$43.0	$42.8	$629.6

  In the event the entire $400.0 million Revolving Credit Facility were utilized, the Company would not have been in violation of the facility’s covenants based on its results of operations for the twelve months ended September 30, 2016.   Availability under the Revolving Credit Facility was reduced by $12.0 million of outstanding letters of credit.  The Company expects to obtain additional letters of credit related to workers’ compensation program, which will further reduce the availability by approximately $35.0 million to $45.0 million.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

Dividends

On October 27, 2016, the Board of Directors of the Company declared a quarterly cash dividend of $0.25 per common share payable on December 1, 2016 to LSC Communications shareholders of record on November 16, 2016.

Acquisition

During the year ended December 31, 2015, the Company paid $111.1 million, net of cash acquired, related to the acquisition of Courier.  The Company financed the cash portion of the Courier acquisition with a combination of cash on hand and borrowings. There were no dispositions.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At September 30, 2016, the Company’s variable-interest borrowings were $375.0 million, or approximately 46%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at September 30, 2016 by approximately $20.7 million.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk.  The Company does not use derivative financial instruments for trading or speculative purposes.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the Condensed Combined Financial Statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s Condensed Combined Financial Statements are also described in Note 16, New Accounting Pronouncements, to the Condensed Combined Financial Statements.

CAUTIONARY STATEMENT

The Company has made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

These statements may include, or be preceded or followed by, the words  “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” or variations of such words and similar expressions.  Examples of forward-looking statements include, but are not limited to, statements, beliefs and expectations regarding the consummation of the separation and distribution and our business strategies, market potential, future financial performance, dividends, costs to be incurred in connection with the separation, results of pending legal matters, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, expected pension contributions, capital expenditures and funding, our financial covenants, repayments of debt, off-balance sheet arrangements and contractual obligations, our accounting policies, general views about future operating results and other events or developments that we expect or anticipate will occur in the future. These forward-looking statements are subject to a number of important factors, including those factors discussed under “Item 1A. Risk Factors” in section Part II. Other Information that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•	the competitive market for our products and industry fragmentation affecting our prices;

•	inability to improve operating efficiency to meet changing market conditions;

•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats;

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;

•	the effects of global market and economic conditions on our customers;

•	the effect of economic weakness and constrained advertising;

•	uncertainty about future economic conditions;

•	increased competition as a result of consolidation among our competitors;

•	our ability to successfully integrate future acquisitions;

•

factors that affect customer demand, including changes in postal rates, postal regulations and service levels, changes in the capital markets, changes in advertising markets and customers’ budgetary constraints;

•	vulnerability to adverse events as a result of becoming a stand-alone company following separation from RRD, including the inability to obtain as favorable of terms from third-party vendors;

•	our ability to access debt and the capital markets due to adverse credit market conditions;

•	the effects of seasonality on our core businesses;

•	the effects of increases in capital expenditures;

•	changes in the availability or costs of key materials (such as ink and paper) or in prices received for the sale of by-products;

•	performance issues with key suppliers;

•	our ability to maintain our brands and reputation;

•	the retention of existing, and continued attraction of additional customers and key employees;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the effects of operating in international markets, including fluctuations in currency exchange rates;

•	changes in environmental laws and regulations affecting our business;

•	the ability to gain customer acceptance of our new products and technologies;

•	the effect of a material breach of security of any of our or our vendors’ systems;

•	the failure to properly use and protect customer and employee information and data;

•	lack of market for our common stock;

•	potential tax liability of the distribution;

•	lack of history as an operating company and costs and other issues associated with being an independent company;

•	failure to achieve certain intended benefits of the separation;

•	failure of RRD or Donnelley Financial to satisfy their respective obligations under transition services agreements or other agreements entered into in connection with the separation; and

•	the increase to fund or pay withdrawal costs related to the Company’s pension plans.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this Quarterly Report on Form 10-Q should consider these forward-looking statements only as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company undertakes no obligation to update or revise any forward-looking statements in this Quarterly Report on Form 10-Q to reflect any new events or any change in conditions or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2 of Part I under “Management of Market Risk.” There have been no significant changes to the Company’s market risk since December 31, 2015.  For a discussion of exposure to market risk, refer to the Quantitative and Qualitative Disclosures About Market Risk section within the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  This was filed in the Company’s Information Statement included as Exhibit 99.1 to the Company’s effective Registration Statement on Form 10, as filed with the SEC on September 23, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Section 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires management of an issuer subject to the Exchange Act to evaluate, with the participation of the issuer’s principal executive and principal financial officers, or persons performing similar functions, the effectiveness of the issuer’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of each fiscal quarter. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Internal Control Over Financial Reporting

Under the rules and regulations of the Securities and Exchange Commission, LSC Communications is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until its Annual Report on Form 10-K for the year ending December 31, 2017. In its Annual Report on Form 10-K for the year ending December 31, 2017, management and the company’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the third quarter of 2016, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we completed our preparations and implementations for a series of changes to our information technology environment, which includes our financial reporting systems, to support the separate financial reporting requirements of LSC Communications. There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2016 that had materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the Condensed Combined Financial Statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the company’s Information Statement included as Exhibit 99.1 to the company’s effective Registration Statement on Form 10, as filed with the SEC on September 23, 2016.

Item 4. Mine Safety Disclosures

Not applicable

Item 6. Exhibits

2.1

Separation and Distribution Agreement, dated as of September 14, 2016, by and among R. R. Donnelley & Sons Company, LSC Communications, Inc. and Donnelley Financial Solutions, Inc.  (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.2

Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.3

Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.4

Tax Disaffiliation Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.5

Patent Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.6

Trademark Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.7

Data Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.8

Software, Copyright and Trade Secret Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

3.1	Amended and Restated Certificate of Incorporation of LSC Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

3.2	Amended and Restated By-laws of LSC Communications, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.1

Stockholder and Registration Rights Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.2

Indenture, dated as of September 30, 2016, among LSC Communications, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

8.1	Tax Opinion of Sullivan & Cromwell LLP, dated as of September 29, 2016 (incorporated by reference to Exhibit 8.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among LSC Communications, Inc., the guarantors party thereto, Bank Of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.2	2016 LSC Communications, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.3	LSC Communications, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.4

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.5

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.6

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016,  between LSC Communications, Inc., R. R. Donnelley & Sons Company and Andrew B. Coxhead (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.7	Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between

LSC Communications, Inc., R. R. Donnelley & Sons Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.8

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 30, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Richard T. Lane (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.9	Form of Director Indemnification Agreement (filed herewith)

21.1	Subsidiaries of LSC Communications, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form 10 filed on August 29, 2016)

31.1	Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Drew Coxhead, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1

Certification by Thomas J. Quinlan, III, President and Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2

Certification by Drew Coxhead, Executive Vice President and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSC COMMUNICATIONS, INC.

By:	/s/ ANDREW B. COXHEAD
Andrew B. Coxhead
Executive Vice President and Chief Financial Officer

By:	/s/ KENT HANSEN
Kent Hansen
Senior Vice President and Chief Accounting Officer

Date: November 10, 2016