Form 10-K
period 2016-12-31
LSC Communications, Inc.
filed 2017-02-23
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-37729

LSC Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4829580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
191 N. Wacker Drive, Suite 1400, Chicago, IL	60606
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code—(773) 272-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock (Par Value $0.01)	NYSE

___________________________________________________

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2016, the registrant’s common stock was not publicly traded.

As of February 17, 2017, 32,449,762 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 18, 2017 are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

PART I

ITEM 1. BUSINESS

Company Overview

The principal business of LSC Communications, Inc., a Delaware corporation, and its direct or indirect wholly-owned subsidiaries (“LSC Communications,” “LSC,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of traditional and digital print, print-related services and office products.  The Company serves the needs of publishers, merchandisers and retailers worldwide with a service offering that includes e-services, warehousing and fulfillment and supply chain management. The Company utilizes a broad portfolio of technology capabilities coupled with consultative attention to clients' needs to increase speed to market, reduce costs, provide postal savings to customers and improve efficiencies. The Company prints magazines, catalogs, retail inserts, books, and directories and its office products offerings include filing products, note-taking products, binders, tax and stock forms and envelopes.

On October 1, 2016 (the “separation date”), R. R. Donnelley & Sons Company (“RRD” or the “Parent”) completed the previously announced separation (the “separation”) into three separate independent publicly-traded companies: (i) its publishing and retail-centric print services and office products business (“LSC Communications”); (ii) its financial communications services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and (iii) a global, customized multichannel communications management company, which is the business of RRD after the separation.  To effect the separation, RRD undertook a series of transactions to separate net assets and legal entities.  RRD completed the distribution (the “distribution”) of 80.75%, of the outstanding common stock of LSC Communications and Donnelley Financial to RRD shareholders on October 1, 2016.  RRD retained a 19.25% ownership stake in both LSC Communications and Donnelley Financial.  On October 1, 2016, RRD shareholders of record as of the close of business on September 23, 2016 received one share of LSC Communications common stock and one share of Donnelley Financial common stock for every eight shares of RRD common stock held as of the record date. As a result of the separation, LSC Communications and Donnelley Financial are now independent publicly-traded companies and began regular way trading under the symbols “LKSD” and “DFIN,” respectively, on the New York Stock Exchange on October 3, 2016.  RRD remains an independent publicly-traded company trading under the symbol “RRD” on the New York Stock Exchange.

In connection with the separation, LSC Communications, RRD and Donnelley Financial entered into commercial arrangements and transition services agreements.  Under the terms of the commercial arrangements, RRD continues to provide, among other things, logistics, premedia, production and sales services to LSC Communications. RRD will also provide LSC Communications certain global outsourcing, technical support and other services. LSC Communications also continues to provide print and bind services for Donnelley Financial. In addition, LSC Communications continues to provide sales support services to RRD’s Asia and Mexico print and graphics management businesses in order to facilitate sales of books and related products to the U.S.

Under the terms of the transition services agreements, RRD provides certain services to LSC Communications, including, but not limited to, in such areas as tax, information technology, treasury, internal audit, human resources, accounting, purchasing, communications, security and compensation and benefits.  These agreements facilitated the separation by allowing LSC Communications to operate independently prior to establishing stand-alone back office systems across its organization.  Transition services may be provided for up to twenty-four months following the separation.  LSC Communications provides certain services to RRD and Donnelley Financial including, but not limited to information technology and credit services.

The Company and RRD also entered into:

•

A separation and distribution agreement (to which Donnelley Financial is also a party) which accomplished the distribution of LSC Communications’ common stock and the distribution of Donnelley Financial’s common stock to RRD’s common stockholders, and which governs the Company’s relationships with RRD and Donnelley Financial with respect to pre-separation matters and provides for the allocation of employee benefit, litigation and other liabilities and obligations attributable to periods prior to the separation;

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

Final copies of such agreements are filed as exhibits to this annual report on Form 10-K.

Business Overview

The Company serves the needs of publishers, merchandisers, cataloguers and retailers with product and service offerings that include traditional and digital print, e-services, warehousing, fulfillment and supply chain management services.  In addition, we manufacture and sell office products offerings that include filing products, note-taking products, binder products and tax and stock forms and envelopes.

Print Business

The product and service offerings in the Print business include:

Magazines, catalogs, and retail inserts: We are one of the largest producers of catalogs, magazines and retail inserts in North America. These products are produced to customers’ specifications using either offset or gravure printing processes in combination with either on-press finishing, saddle-stitch binding or patent binding. Our catalog customers include retailers and other direct-to-buyer sellers who design their own catalogs and use our production capabilities to print and distribute their catalogs to customers through the mail. Our magazine customers are magazine publishers who design their own magazines and use our production capabilities to print and distribute their magazines through the mail directly to their subscribers and through wholesalers to retailers and other “newsstands” for purchase by non-subscribers. Our retail insert customers include retailers who distribute their inserts in newspapers distributed to newspaper subscribers and via in-store distribution. In the U.S., we have a network of production facilities enabling the optimal combination of regional and national distribution. Additionally, we have production facilities in Poland and Mexico that efficiently produce products for international distribution.

Books: We are the largest producer of books in the U.S. Our book customers generally are book publishers who seek to print hardcover and softcover books, with either case, soft or spiral binding serving the education, trade, religious and testing sectors. We believe we are well positioned to meet our book customers’ specific needs, whether they be colors, page counts, trim size, binding styles or quantities. Consumer trade books are typically produced using either offset or digital printing processes, and are bound in a variety of formats. Educational books include softcover and traditional casebound textbooks utilized by primary and secondary school and college students, as well as workbooks, teachers’ editions, and other formats.

Directories: We produce directories which are mainly phone directories that support local and small business advertising. Our customers for directory printing are generally marketing solution providers that publish online as well as printed directories.

Print-related services: In addition to printed products, we provide a number of print-related services. Our supply chain management offering includes procurement, warehousing, distribution, and inventory management for book publishers. We also provide e-book formatting, and distribution services. Our mail services offering includes list processing, and mail sortation services that, combined with our production scale, optimize postal costs for magazine and catalog customers. Our primary mail sortation facility is located in Bolingbrook, Illinois. Because of our scale of production, we are frequently able to provide cross-customer sortation that reduces postal costs for our customers compared to what an individual customer could obtain.

Office Products Business

The Office Product business produces a wide range of branded and private label products, primarily within the following five categories:

Filing products: Our filing products include a variety of presentation and storage materials for professionals and students. We sell our filing products under the Pendaflex and other brands, as well as under private label brands for third parties.

Note-taking products: Our note-taking products include legal pads, journals, index cards, spiral notebooks, composition books and notebook filler paper. We sell our note-taking products under the TOPS, Ampad, Oxford, and other brands, as well as under private label brands for third parties.

Binder products: Our binder products include a variety of binders and binder accessories for professionals and students. We sell our binder products under the Cardinal, Oxford and other brands, as well as under private label brands for third parties.

Forms: We produce business forms, tax forms, message and memo pads, financial forms, and recordkeeping materials for businesses within the U.S. Our key brand used for forms is Adams, and we also produce private label forms for third parties.

Envelopes: We produce envelopes for businesses within the U.S. Our key brand used for envelopes is Ampad, and we also produce private label envelopes for third parties.

Segment Descriptions

The Company’s operating and reporting segments are aligned with how the chief operating decision maker of the Company currently manages the business.  The Company’s operating and reportable segments are summarized below:

Print

We are the largest producer of books in the U.S. and one of the largest producers of catalogs, magazines and retail inserts in North America. The Print segment produces magazines, catalogs, retail inserts, books, and directories. The segment also provides supply-chain management and certain other print-related services, including mail-list management and sortation, e-book formatting and distribution.  The segment has operations in the U.S., Europe and Mexico.  The Print segment is divided into the magazines, catalog and retail inserts, book, Europe and directories reporting units. The Print segment accounted for approximately 86% of the Company’s consolidated and combined net sales in 2016.

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories. The Office Products segment accounted for approximately 14% of the Company’s consolidated and combined net sales in 2016.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and Last-in, First-out (“LIFO”) inventory provisions.  In addition, certain costs and earnings of employee benefit plans, such as pension benefit plan income and share-based compensation, are included in Corporate and not allocated to the operating segments. Prior to the separation, many of these costs were based on allocations from RRD; however, the Company has incurred such costs directly after the separation.

Financial and other information related to these segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 18, Segment Information, to the consolidated and combined financial statements.

Business Acquisitions

On December 2, 2016, the Company acquired Continuum Management Company, LLC (“Continuum”), a print procurement and management business, for $7 million in cash.

On June 8, 2015, RRD acquired Courier Corporation (“Courier”), a leader in digital printing and publishing primarily in the United States that specializes in educational, religious and trade books, for $137 million in cash and 8 million shares of RRD common stock, for a total transaction value of $292 million.

On March 25, 2014, the Company acquired substantially all of the North American operations of Esselte Corporation (“Esselte”), a developer and manufacturer of nationally branded and private label office and stationery products, for $82 million in cash and 1 million shares of RRD common stock, or a total transaction value of $101 million.

For further information on the above acquisitions, refer to Note 3, Business Combination, to the consolidated and combined financial statements.

Competitive Environment

According to the November 2016 IBIS World industry report “Printing in the U.S.,” estimated total printing industry revenue was approximately $85 billion in 2016, of which approximately $15 billion relates to our core segments of the print market and an additional approximately $32 billion relates to related segments of the print market in which we are able to offer certain products. Despite consolidation in recent years, including several acquisitions completed by LSC, the industry remains highly fragmented and LSC is one of the largest players in our segment of the print market. The print and related services industry, in general, continues to have excess capacity and LSC remains diligent in proactively identifying plant consolidation opportunities to keep our capacity in line with demand. Across the Company’s range of Print segment products and services, competition is based primarily on the ability to deliver products for the lowest total cost, a factor driven not only by price, but also by materials and distribution costs. We expect that prices for print products and services will continue to be a focal point for customers in coming years.

Value-added services, such as LSC’s co-mail and supply chain management offerings, enable customers to lower their total costs. Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, and advances in digital printing, print-on-demand and internet technologies, continue to impact the market for our products and services. The impact of digital technologies has been felt in many print products. Digital technologies have impacted printed magazines, as some advertising spending has moved from print to electronic media. In addition, catalogs and retail inserts have experienced volume reductions as our customers allocate more of their spending to online resources and also face stiff competition from online retailers resulting in retailer compression and store closures. Electronic communication and transaction technology has also continued to drive electronic substitution in directory printing, in part driven by cost pressures at key customers. E-book substitution has impacted overall consumer print trade book volume, although e-book adoption rates are stabilizing and industry-wide print book volume has been growing in recent years.  Educational books within the college market continue to be impacted by electronic substitution and other trends.  The K-12 market continues to be focused on increasing digital distribution but there has been inconsistent progress across school systems.

The future impact of technology on our business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, we have made targeted acquisitions and investments in our existing business to offer customers innovative services and solutions. Such acquisitions and investments include the acquisition of Continuum in 2016, which expanded our print management capabilities; Courier Corporation in 2015, which expanded our book fulfillment and digital printing capabilities; and Esselte in 2014, which expanded our office products offerings. This and other targeted acquisitions and investments further secure our position as a technology leader in the industry.

Technological advancement and innovation has affected the overall demand for most of the products in our Office Products segment. While these changes continue to impact demand, the overall market for our products remains large and we believe share growth is attainable. We compete against a range of both domestic and international competitors in each of our product categories within the segment. Due to the increasing percentage of private label products in the market, resellers have created a highly competitive environment where purchasing decisions are based largely on price, quality and the supplier’s ability to service the customer. As consumer preferences shift towards private label, resellers have increased the pressure on suppliers to better differentiate their product offering, oftentimes through product exclusivity, product innovation and development of private label products.

LSC Communications has implemented a number of strategic initiatives to reduce its overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial.  Management also reviews LSC Communications’ operations and management structure on a regular basis to appropriately balance risks and opportunities to maximize efficiencies and to support the Company’s long-term strategic goals.

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by LSC Communications. Historically, demand for printing of magazines, catalogs, retail inserts, books and office products is higher in the second half of the year, driven by increased advertising pages within magazines, holiday volume in catalogs and retail inserts, and back-to-school demand in books and office products. These typical seasonal patterns can be impacted by overall trends in the U.S. and world economy.  During the year ended December 31, 2016, the Company experienced higher demand for its educational book products in the second quarter compared to normal historical patterns. Additionally, there was lower than normal demand in the fourth quarter for education books for the college market.

Raw Materials

The primary raw materials we use in our Print segment are paper and ink. We negotiate with leading paper suppliers to maximize our purchasing efficiencies and use a wide variety of paper grades and formats. In addition, a substantial amount of paper used in our print business is supplied directly by customers. Variations in the cost and supply of certain paper grades used in the manufacturing process may affect our consolidated and combined financial results. Generally, customers directly absorb the impact of changing prices on customer-supplied paper. For paper that we purchase, we have historically passed most changes in price through to our customers. Contractual arrangements and industry practice should support our continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable us to successfully do so. Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products. We also resell waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

We negotiate with leading suppliers to maximize our purchasing efficiencies and use a wide variety of ink formulations and colors. Variations in the cost and supply of certain ink formulations used in the manufacturing process may affect our consolidated and combined financial results. We have undertaken various strategic initiatives to try to mitigate any foreseeable supply disruptions with respect to our ink requirements, including entering into a long term supply arrangement with a single supplier for a substantial portion of our ink supply. Certain contractual protections exist in our relationship with such supplier, such as price and quality protections and an ability to seek alternative sources of ink if the supplier breaches or is unable to perform certain of its obligations, which are intended to mitigate the risk of ink-related supply disruptions.

The primary materials used in the Office Products segment are paper, steel and polypropylene substrates. We negotiate with leading paper, plastic and steel suppliers to maximize our purchasing efficiencies.  All of these materials are available from a number of domestic and international suppliers and we are not dependent upon any single supplier for any of these materials. We believe that adequate supply is available for each of these materials for the foreseeable future.

Except for our long-term supply arrangement regarding ink, we do not consider ourselves to be dependent upon any single vendor as a source of supply for our businesses, and we believe that sufficient alternative sources for the same, similar or alternative products are available.

Changes in the price of crude oil and other energy costs impact our ink suppliers and manufacturing costs. Crude oil and energy prices continue to be volatile. Should prices increase, we generally cannot pass on to customers the impact of higher energy prices on our manufacturing costs. We do enter into fixed price contracts for a portion of our natural gas purchases to mitigate the impact of changes in energy prices. We cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated and combined statements of income, balance sheets and cash flows.

Variations in the cost and supply of certain paper grades, polypropylene and steel used in the manufacturing process of our office products may affect our consolidated and combined financial results. Contractual arrangements and industry practice should support our continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable us to successfully do so. We also resell waste paper and other by-products and may be impacted by changes in prices for these by-products.

Customers

Our Print segment services retailers, including catalogers and merchandisers; and publishers of magazines, books and directories and online retailers. Our customer base includes nine of the top ten direct mail catalogers, nine of the top ten magazine publishers, and all of the top ten book publishers based in North America and Europe, including the two largest book publishers worldwide in 2016.  The products that make up our Print segment are distributed through the United States Postal Service (“USPS”)  or foreign postal services or to our customers by direct shipment, typically in bulk, to customer facilities and warehouses.

Our Office Products segment primarily services office superstores, office supply wholesalers, independent contract stationers, mass merchandisers and retailers and e-commerce resellers. The products that make up our Office Products segment are distributed to our customers by direct shipment, typically in bulk, to customer facilities and warehouses.

For each of the years ended December 31, 2016, 2015 and 2014, no customer accounted for 10% or more of the Company’s consolidated and combined net sales.

Technology, Research and Development

The Company has a broad portfolio of technology capabilities that are utilized in the delivery of products and services to our customers. We believe that proprietary technology is required where it will provide a competitive advantage or where the desired technology is not readily available in the marketplace, and, as such, our proprietary technology portfolio contains an array of applications and technological capabilities that were developed to perform different functions, including storefront, digital asset management and distribution, manufacturing systems, warehousing, logistics and list management services and data analytics solutions. Our technology strategy is focused on the continued investment in key technologies that support services and solutions that allow for creation, management, production, distribution and analytics of publisher content in multi-channels to maximize their distribution and return for each title. We are also focusing our technology capabilities on developments that will allow us to pursue strategic relationships, such as our recent relationship with a leading education, business and consumer publishing company, which has enabled our further expansion into end-to-end supply chain management. To implement our research and development strategy, we expect to primarily invest in the maintenance and enhancement of our technology footprint within our facilities and in development activities which allow us to create new and differentiating technology capabilities.

Cybersecurity

Our cybersecurity program is designed to meet the needs and expectations of our customers who entrust us with certain sensitive business information. Our infrastructure and technology, expansive and highly trained workforce and comprehensive security and compliance program make us qualified to safely process, store and protect this customer information.

Our infrastructure and technology security capabilities are bolstered by our relationship with a leading data center services provider. Furthermore, our networks are monitored by intrusion detection services around the clock, and our systems and applications are routinely tested for vulnerabilities and are operated under a strict patch management program.

We employ a highly skilled IT workforce to implement our cybersecurity programs and to handle specific security responsibilities. As a result of annual mandatory security awareness training, our IT workforce is qualified to address security and compliance-related issues as they arise. Additionally, all of our IT employees are carefully screened, undergo a thorough background check and are bound by a nondisclosure agreement that details such employee’s security and legal responsibilities with regards to information handling. We believe our security and compliance team also diminishes the risk of system compromise and data exposure by rapidly and effectively addressing security incidents as they arise.

Intellectual Property

We consider patents, trademarks and other proprietary rights to be important to our business. We own approximately 190 patents worldwide, the majority of which are concentrated in our Office Products segment, with the remainder falling into the following categories: printing, binding, co-mailing, and new media. Our printing and binding patents relate to manufacturing processes and systems used in the production of books, magazines and catalogs. Our co-mailing patents relate to combining printed publications in an efficient manner to achieve postal savings. Our new media patents relate to methods for creating and formatting digital content for electronic publications. Lastly, our office products patents include utility and design patents covering a range of office products such as binders, envelopes, file folders, index tab systems and storage boxes. In addition, we benefit from a patented ink formulation developed by RRD that we use in manufacturing digitally-printed books. RRD will continue to supply this ink to us.

We also own approximately 400 trademarks worldwide, the majority of which are concentrated within our Office Products segment. Several of our most significant trademarks include registrations for the Adams, Ampad, Cardinal Brands, Oxford, Pendaflex and TOPS office products brands. Additionally, we own the rights to a group of trademarks relating to our e-media publishing services, such as Newsstand, LibreDigital, LibreMarket, LibrePublish, and LibreAccess.

While we consider our patents, trademarks and other proprietary rights to be valuable assets, we do not believe that our profitability and operations are dependent upon any single patent, trademark or other proprietary right.

Environmental Compliance

Our operations are subject to various international, federal, state and local laws and regulations relating to the protection of the environment, including those governing discharges to air and water, the management and disposal of hazardous materials, the cleanup of contaminated sites and health and safety matters. In the United States, these laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and Superfund (the environmental program established in the Comprehensive Environmental Response, Compensation, and Liability Act to address abandoned hazardous waste sites), which imposes joint and severable liability on each potentially responsible party. We are committed to complying with these and all other applicable environmental, health, and safety laws, and in order to reduce the risk of non-compliance, we maintain an Environmental, Health and Safety management system that includes an appropriate policy and standards, staff dedicated to environmental, health, and safety issues, and other measures.

While it is our policy to conduct our global operations in accordance with all applicable laws, regulations and other requirements, from time to time, our properties, products or operations may be affected by environmental issues. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on our consolidated and combined financial statements.

Employees

As of December 31, 2016, the Company had approximately 22,000 total employees in the global workforce, of which approximately 17,000 employees were in the U.S. and approximately 5,000 were in international locations.  Of the U.S. and international employees, approximately 4.0% and 30.0% were covered by collective bargaining agreements, respectively. We have collective bargaining agreements with unionized employees in Canada, Mexico and Poland. We have not experienced a work stoppage during the past five years. Management believes that we have good relationships with our employees and collective bargaining groups.

Available Information

The Company maintains an Internet website at www.lsccom.com where the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Principles of Corporate Governance of the Company’s Board of Directors, the charters of the Audit, Human Resources and Corporate Responsibility and Governance Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of www.lsccom.com, and will be provided, free of charge, to any shareholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

Special Note Regarding Forward-Looking Statements

The Company has made forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

These statements may include, or be preceded or followed by, the words  “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” or variations of such words and similar expressions.  Examples of forward-looking statements include, but are not limited to, statements, beliefs and expectations regarding our business strategies, market potential, future financial performance, dividends, costs to be incurred in connection with the separation, results of pending legal matters, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, expected pension contributions, capital expenditures and funding, our financial covenants, repayments of debt, off-balance sheet arrangements and contractual obligations, our accounting policies, general views about future operating results and other events or developments that we expect or anticipate will occur in the future. These forward-looking statements are subject to a number of important factors, including those factors discussed under “Item 1A. Risk Factors.” Other Information that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•	the competitive market for our products and industry fragmentation affecting our prices;

•	inability to improve operating efficiency to meet changing market conditions;

•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats;

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;

•	the effects of global market and economic conditions on our customers;

•	the effect of economic weakness and constrained advertising;

•	uncertainty about future economic conditions;

•	increased competition as a result of consolidation among our competitors;

•	our ability to successfully integrate future acquisitions;

•	factors that affect customer demand, including changes in postal rates, postal regulations, delivery systems and service levels, changes in advertising markets and customers’ budgetary constraints;

•	vulnerability to adverse events as a result of becoming a stand-alone company after separation from RRD, including the inability to obtain as favorable of terms from third-party vendors;

•	our ability to access debt and the capital markets due to adverse credit market conditions;

•	the effects of seasonality on our core businesses;

•	the effects of increases in capital expenditures;

•	changes in the availability or costs of key materials (such as paper, ink, energy, and other raw materials) or in prices received for the sale of by-products;

•	performance issues with key suppliers;

•	our ability to maintain our brands and reputation;

•	the retention of existing, and continued attraction of additional customers and key employees, including management;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the effects of operating in international markets, including fluctuations in currency exchange rates;

•	changes in environmental laws and regulations affecting our business;

•	the ability to gain customer acceptance of our new products and technologies;

•	the effect of a material breach of or disruption to the security of any of our or our vendors’ systems;

•	the failure to properly use and protect customer and employee information and data;

•	the effect of increased costs of providing health care and other benefits to our employees;

•	the effect of catastrophic events;

•	lack of market for our common stock;

•	the effect of substantial shares of our common stock in the public market, or the perception that such sales might occur, on the price of our common stock;

•	potential tax liability of the separation;

•	lack of history as an operating company and costs and other issues associated with being an independent company;

•	failure to achieve certain intended benefits of the separation;

•	failure of RRD or Donnelley Financial to satisfy their respective obligations under transition services agreements or other agreements entered into in connection with the separation; and

•	increases in requirements to fund or pay withdrawal costs related to the Company’s pension plans.

Because forward-looking statements are subject to assumptions and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Undue reliance should not be placed on such statements, which speak only as of the date of this document or the date of any document that may be incorporated by reference into this document.

Consequently, readers of this annual report on Form 10-K should consider these forward-looking statements only as the Company’s current plans, estimates and beliefs. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The Company undertakes no obligation to update or revise any forward-looking statements in this annual report on Form 10-K to reflect any new events or any change in conditions or circumstances.

ITEM 1A. RISK FACTORS

The Company’s consolidated and combined statements of income, balance sheets and cash flows can be adversely affected by various risks. These risks include the principal factors listed below and the other matters set forth in this annual report on Form 10-K. You should carefully consider all of these risks.

Risks Relating to the Business of the Company

The highly competitive market for our products and industry fragmentation may continue to create adverse price pressures.

The markets for the majority of our product categories are highly fragmented and we have a large number of competitors. Management believes that excess capacity in our markets, as well as increasing consolidation of our customer base has caused downward price pressure for our products and that this trend is likely to continue. In addition, consolidation in the markets in which we compete may increase competitive price pressures due to competitors lowering prices as a result of synergies achieved.

We may be unable to improve our operating efficiency rapidly enough to meet market conditions.

Because the markets in which we compete are highly competitive, we must continue to improve our operating efficiency in order to maintain or improve our profitability. There is no assurance that we will be able to do so in the future. In addition, the need to reduce ongoing operating costs may result in significant up-front costs to reduce workforce, close or consolidate facilities, or upgrade equipment and technology, which could negatively impact the Company’s consolidated and combined statements of income, balance sheets and cash flows.

The substitution of electronic delivery for printed materials may continue to adversely affect our businesses.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of print materials. Consumers continue to accept electronic substitution in directory printing and are replacing traditional reading of print materials with online, hosted media content or e-reading devices. The extent to which consumers will continue to accept electronic delivery is uncertain and it is difficult to predict future rates of acceptance of these alternatives. Electronic delivery has negatively impacted some of our products, such as directories and books. Digital technologies have also impacted printed magazines, as some advertising spending has started transitioning from print to electronic media. To the extent that consumers and customers continue to accept these alternatives, our consolidated and combined statements of income, balance sheets and cash flows could be negatively impacted.

Global market and economic conditions, as well as the effects of these conditions on our customers’ businesses, could adversely affect us, as the financial condition of our customers may deteriorate.

Global economic conditions affect our customers’ businesses and the markets they serve. Because a significant part of our business relies on advertising spending, which is driven in part by economic conditions and consumer spending, a prolonged downturn in the global economy and an uncertain economic outlook could further reduce the demand for the printing and related services that we provide. Delays or reductions in customers’ spending would have an adverse effect on demand for our products and services, which could be material, and consequently could negatively impact our results of consolidated and combined statements of income, balance sheets and cash flows. Economic weakness and constrained advertising spending may result in decreased net sales, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. Our exposure to industries experiencing financial difficulties and certain financially troubled customers could negatively impact our consolidated and combined statements of income, balance sheets and cash flows. Further, a lack of liquidity in the capital markets or a sustained period of unfavorable economic conditions could increase our exposure to credit risks of our customers and result in increases in bad debt write-offs and allowances for doubtful accounts receivable. We may experience operating margin declines, reflecting the effect of items such as competitive price pressures, inventory write-downs, cost increases for wages and materials, and increases in pension plan funding requirements. Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments.

For instance, in June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last up to two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union-derived laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal or renegotiation of the terms of their membership. These developments, or the perception that any of them could occur, have had and may continue to have an adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could negatively impact our consolidated and combined statements of income, balance sheets and cash flows.

Adverse credit market conditions may limit the Company’s ability to obtain future financing.

We may, from time to time, depend on access to the credit markets. Uncertainty and volatility in global financial markets may cause financial markets institutions to fail or may cause lenders to hoard capital and reduce lending. The failure of a financial institution that supports the Company’s existing credit agreement would reduce the size of its committed facility unless a replacement institution were added.

Our business is subject to risks associated with seasonality, which could negatively impact our consolidated and combined statements of income, balance sheets and cash flows.

Our sales and cash flows are affected by seasonality, as print demand is affected by advertising and consumer spending trends. Historically, demand for printing of magazines, catalogs, retail inserts, books and office products is higher in the second half of the year, driven by increased advertising pages within magazines, holiday volume in catalogs and retail inserts, and back-to-school demand in books and office products. These typical seasonal patterns can be impacted by overall trends in the U.S. and world economy. For these reasons, sequential quarterly comparisons are not a good indication of our performance or how we may perform in the future. If we are unable to obtain access to financing sources to fund our working capital needs or if seasonal fluctuations are greater than anticipated, there could negatively impact our consolidated and combined statements of income, balance sheets and cash flows.

Fluctuations in the costs and availability of paper, ink, energy and other raw materials may adversely impact us.

Purchases of paper, ink, energy and other raw materials represent a large portion of our costs. Increases in the costs of these inputs may increase our costs, and we may not be able to pass these increased costs on to customers through higher prices. In addition, we may not be able to resell waste paper and other print-related byproducts or may be adversely impacted by decreases in the prices for these by-products. Increases in the cost of materials may adversely impact customers’ demand for our printing and related services to the extent we pass along the costs to our customers.

We may be adversely affected by a decline in the availability of raw materials.

We are dependent on the availability of paper, ink and other raw materials to support our operations. Unforeseen developments in these markets could result in a decrease in the supply of paper, ink or other raw materials and could cause a decline in our net sales.

We rely on a key supplier for ink and if such supplier breaches or is unable to perform certain obligations under our arrangement with them, we may be unable to procure comparable supply from another supplier in a timely fashion, or when we are able to procure such supply, such supply may be on worse terms.

A significant portion of our ink comes from a single supplier pursuant to a multi-year supply agreement. The ink industry has faced significant challenges in recent years, as the demand for ink has declined while the costs of raw materials used to manufacture ink have fluctuated. We rely on this ink supplier to meet a significant portion of our ink needs, and have negotiated a contract that provides us with favorable terms and certain contingencies from supply disruption. A disruption in the supply of ink from this supplier, either from natural disaster, financial bankruptcy or other supply interruption, may require us to purchase a significant amount of ink from other suppliers or assume the production ourselves, which in either case, may be on worse terms and slow our production, either of which could have a negative impact on our consolidated and combined statements of income, balance sheets and cash flows.

We have in the past acquired and intend in the future to acquire other businesses, and we may be unable to successfully integrate the operations of these businesses and may not achieve the cost savings and increased net sales anticipated as a result of these acquisitions.

Achieving the anticipated benefits of acquisitions will depend in part upon our ability to integrate these businesses in an efficient and effective manner. The integration of companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the coordination of geographically dispersed organizations with differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration of acquired businesses may also require the dedication of significant management resources, which may temporarily distract management’s attention from the day-to-day operations of the Company. In addition, the process of integrating operations may cause an interruption of, or loss of momentum in, the activities of one or more of the Company’s businesses and the loss of key personnel from the Company or the acquired businesses. Further, employee uncertainty and lack of focus during the integration process may disrupt the businesses of the Company or the acquired businesses.

The Company’s strategy is, in part, predicated on the Company’s ability to realize cost savings and to increase net sales through the acquisition of businesses that add to the breadth and depth of the Company’s products and services. Achieving these cost savings and net sales increases is dependent upon a number of factors, many of which are beyond the Company’s control. In particular, the Company may not be able to realize the benefits of more comprehensive product and service offerings, anticipated integration of sales forces, asset rationalization and systems integration.

We may be subject to more intensive competition if our competitors pursue consolidations.

We currently have a large number of competitors in the markets in which we operate. We believe that selectively pursuing acquisitions is an important strategy for our business. If our competitors are able to successfully combine with one another, and we are not successful with our own efforts to consolidate or adapt effectively to increased competition, the competitive landscape we face could be significantly altered. Such consolidation could create stronger competitors with greater financial resources and broader manufacturing and distribution capabilities than our own, and the resulting increase in competitive pressures could negatively impact our consolidated and combined statements of income, balance sheets and cash flows.

Our business is dependent upon brand recognition and reputation, and the failure to maintain or enhance our brands or reputation would likely have an adverse effect on our business.

Our brand recognition, particularly in our Office Products segment, and reputation generally are important aspects of our business. Maintaining and further enhancing our brands and reputation will be important to retaining and attracting customers for our products. We also believe that the importance of our brand recognition and reputation for products will continue to increase as competition in the market for our products continues to increase. Our success in this area will be dependent on a wide range of factors, some of which are out of our control, including our ability to retain existing and obtain new customers and strategic partners, the quality and perceived value of our products, actions of our competitors, and positive or negative publicity. Our reputation also depends on the quality of our customer service, and if our customer service declines, our reputation may also decline. Damage to our reputation and loss of brand equity may reduce demand for our products and could negatively impact our consolidated and combined statements of income, balance sheets and cash flows.

We may be unable to hire and retain talented employees, including management.

Our success depends, in part, on our general ability to attract, develop, motivate and retain skilled employees. The loss of a significant number of our employees or the inability to attract, hire, develop, train and retain skilled personnel could have a serious negative effect on our business. Various locations may encounter competition with other manufacturers for skilled labor. Many of these manufacturers may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices than we offer. In addition, many members of our management have significant industry experience that is valuable to our competitors. Our executive officers have non-solicitation agreements contractually prohibiting them from soliciting our customers and employees for a specified period of time after they leave the Company. If one or more members of our senior management team leave and cannot be replaced with a suitable candidate quickly, we could experience difficulty in managing our business properly, which could negatively impact our consolidated and combined statements of income, balance sheets and cash flows.

Catastrophic events may damage or destroy our factories, distribution centers or other facilities, which may disrupt our business.

Natural disasters, conflicts, wars, terrorist attacks, fires or other catastrophic events could cause damage or disruption to our factories, distribution centers or other facilities, which may adversely affect our ability to manage logistics, cause delays in the delivery of products and services to our customers, and create inefficiencies in our supply chain. An event of this nature could also prevent us from maintaining ongoing operations and from performing critical business functions. While we maintain backup systems and operate out of multiple facilities to reduce the potentially adverse effect of these types of events, a catastrophic event that results in the destruction of any of our major factories, distribution centers or other facilities could affect our ability to conduct normal business operations, which could negatively impact our consolidated and combined statements of income, balance sheets and cash flows.

There are risks associated with operations outside the United States.

Net sales from our operations in geographic regions outside the United States accounted for approximately 11% of our consolidated and combined net sales for the year ended December 31, 2016. As a result, we are subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability of those countries in which we operate. Our operations outside of the United States are primarily in Poland and Mexico. Our business in Poland, which primarily serves the European market, has experienced a decline in profitability due to adverse economic conditions in Europe since the global financial crisis, which has affected the demand for print services in Europe. Security disruptions within the regions in Mexico in which we operate may interfere with operations, which could negatively impact our supply chain.

We are also subject to risks that could materially affect our operations and operating results with respect to potential changes in United States government trade policy and legislation, including changes to tax laws, withdrawal from or modification of certain international trade agreements, including the North American Free Trade Agreement (“NAFTA”), the imposition of additional tariffs or other restrictions on trade on goods produced outside the United States for import into the United States and any changes in diplomatic relations with countries in which we operate or do business and compliance with applicable anti-corruption and sanctions laws and regulations.

We are exposed to risks related to potential adverse changes in currency exchange rates.

We are exposed to market risks resulting from changes in the currency exchange rates of the currencies in the countries in which we do business. Although operating in local currencies may limit the impact of currency rate fluctuations on the operating results of our non-U.S. subsidiaries, fluctuations in such rates may affect the translation of these results into our consolidated financial statements. To the extent borrowings, sales, purchases, net sales and expenses or other transactions are not in the applicable local currency, we may enter into foreign currency spot and forward contracts to hedge the currency risk. Management cannot be sure, however, that our efforts at hedging will be successful, and such efforts could, in certain circumstances, lead to losses.

The trend of increasing costs to provide health care and other benefits to our employees may continue.

We provide health care and other benefits to our employees. For many years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, our cost to provide such benefits could increase, adversely impacting our profitability. Changes to health care regulations in the U.S. may also increase our cost of providing such benefits. The full effect that a full or partial repeal of the Affordable Care Act or changes to other healthcare laws and regulations would have on our business remains unclear at this time, and could negatively impact our consolidated and combined statements of income, balance sheets and cash flows.

Changes in market conditions, changes in discount rates, or lower returns on assets may increase required pension plan contributions in future periods.

The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of certain interest rates. As experienced in prior years, declines in the market value of the securities held by the plans coupled with historically low interest rates have substantially reduced, and in the future could further reduce, the funded status of the plans. These reductions may increase the level of expected required pension plan contributions in future years. Various conditions may lead to changes in the discount rates used to value the year-end benefit obligations of the plans, which could partially mitigate, or worsen, the effects of lower asset returns. If adverse conditions were to continue for an extended period of time, our costs and required cash contributions associated with pension plans may substantially increase in future periods.

A decline in our expected profitability or the expected profitability of our individual reporting units could result in the impairment of assets, including goodwill, other long-lived assets and deferred tax assets.

We hold goodwill, other long-lived assets and deferred tax assets on our balance sheet. A decline in expected profitability, particularly if there is a decline in the global economy, could call into question the recoverability of our related goodwill, other long-lived tangible and intangible assets or deferred tax assets and require the write-down or write-off of these assets or, in the case of deferred tax assets, recognition of a valuation allowance through a charge to income. Such an occurrence has had and could continue to have a negative impact on our consolidated and combined statements of income, balance sheets and cash flows.

Changes in postal rates, regulations and delivery systems may adversely impact demand for our products and services.

Postal costs are a significant component of many of our customers’ cost structure and postal rate changes can influence the number of pieces and types of mailings that our customers mail. On January 22, 2017, the USPS implemented a rate adjustment affecting all market dominant classes including an average inflation-based rate increase for each class of mail. Going forward, the frequency and percentage of postal rate increases are uncertain. As of the date hereof there are two efforts underway. First, on September 1, 2016, the Postal Regulatory Commission (the “PRC”) notified the public that, pursuant to its statutory mandate under the Postal Accountability and Enhancement Act, it would begin reviewing the system for regulating rates and classes for market dominant products to determine if it is achieving the objectives established by Congress. If the PRC determines that the system is not achieving the objectives, the PRC may, by regulation, make modifications or adopt an alternative system as necessary to achieve the objectives. Second, on January 31, 2017, the Postal Service Reform Act of 2017 was introduced in the United States House of Representatives.  If the bill is passed into law, it would allow the USPS to increase postal rates for market-dominant products by 2.15%, or 1 cent, for a First-Class stamp.

These two efforts leave our customers with an uncertain future relative to budgeting for postal expenses. If either of these efforts result in declines in print volumes mailed, this may have an adverse effect on our business.

We are subject to environmental regulation and environmental compliance expenditures, which could increase our costs and subject us to liabilities.

The conduct of our businesses is subject to various environmental laws and regulations administered by federal, state and local government agencies in the United States, as well as to foreign laws and regulations administered by government entities and agencies in markets in which we operate. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of political, economic or social events. Changes in laws, regulations or governmental policy and the related interpretations may alter the environment in which we do business and, therefore, may impact our results or increase our costs and liabilities.

Various laws and regulations addressing climate change are being considered at the federal and state levels. Proposals under consideration include limitations on the amount of greenhouse gas that can be emitted. The impacts of such proposals could negatively impact our consolidated and combined statements of income, balance sheets and cash flows.

The competitiveness, success and growth of our business may depend on our ability to refurbish or replace our infrastructure, which could result in an increase in our capital expenditures and such capital expenditures could be substantial. We may be required to invest more in capital expenditures than we have done historically.

Capital expenditures, such as software upgrades or machinery replacements, may be necessary from time to time to preserve the competitiveness, success and growth of our business. The industry in which we operate is highly competitive and is expected to remain competitive. We may be required to invest amounts in capital expenditures that exceeds our recent spending levels to replace worn out or obsolete machinery or otherwise remain competitive. If cash from operations is insufficient to provide for needed levels of capital expenditures and we are unable to obtain funds for such purposes elsewhere, we may be unable to make necessary upgrades or repairs to our software and facilities. An increase in capital expenditures could affect our ability to compete effectively and could have a negative impact on our consolidated and combined statements of income, balance sheets and cash flows.

The failure to adapt to technological changes to address the changing demands of customers or the failure to implement new required processes or procedures in connection with the expansion of our products and services into new areas may adversely impact our business.

Many of the end markets in which our customers compete are experiencing changes due to technological progress and changes in consumer preferences. In order to remain competitive, we will need to continue to adapt to future changes in technology, enhance our existing offerings and introduce new offerings to address the changing demands of customers. If we are unable to continue to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods, our business may be adversely affected.

Technological developments, changing demands of customers and the expansion of our products and services into new areas may require additional investment in new equipment and technologies, as well as the implementation of additional necessary or required compliance procedures and processes to which we are not currently subject. The development of such solutions may be costly and there is no assurance that these solutions will be accepted by customers. Furthermore, our compliance with new procedures and processes may increase our costs and, in the event we are unable to comply, may reduce our customers’ willingness to work with us. If we are unable to adapt to technological changes on a timely basis or at an acceptable cost, or if we cannot comply with these necessary or required procedures or processes, customers’ demand for our products and services may be adversely affected.

Our services depend on the reliability of computer systems maintained by us and our vendors and the ability to implement and maintain information technology and security measures to protect against security breaches and data leakage.

We depend on our information technology and data processing systems to operate our business, and a significant malfunction or disruption in the operation of our systems, or a security breach or a data leak that compromises the confidential and sensitive information stored in those systems, could disrupt our business and adversely impact our ability to compete. These systems include systems that we own and operate, as well as those systems of our vendors.

Our systems allow us to share information that may be confidential in nature to our customers across our offices worldwide, which allows us to increase global reach for our customers. Such systems are susceptible to malfunctions and interruptions due to equipment damage, power outages and a range of other hardware, software and network problems. Those systems are also susceptible to cybercrime, or threats of intentional disruption, which are increasing in terms of sophistication and frequency. Our systems are also susceptible to breaches due to intentional employee misconduct. For any of these reasons, we may experience systems malfunctions or interruptions or leakage of confidential information. A significant or large-scale malfunction or interruption of any one of our computer or data processing systems, or the leakage of confidential information due to a malfunction or breach of our systems or employee misconduct, could adversely affect our ability to manage and keep our operations running efficiently, and damage our reputation if we are unable to track transactions, deliver products and safeguard our customers’ confidential information. A malfunction that results in a wider or sustained disruption to our business could negatively impact our consolidated and combined statements of income, balance sheets and cash flows.

Risks Relating to our Recent Separation from RRD

Because there was not a public market for our common stock prior to the separation, the market price and trading volume of our common stock has been and may continue to be volatile and stockholders may not be able to resell their shares at or above the current market price of our stock after the separation.

Prior to the separation, we did not have any securities traded on any exchange and, as a result, have a very limited trading history. There has been a limited market in our common stock. We cannot predict the extent to which investors’ interest will lead to a liquid trading market or whether the market price of our common stock will be volatile in the upcoming periods. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risk factors listed in this annual report on Form 10-K or for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions or negative developments for our customers, competitors or suppliers, as well as general economic and industry conditions.

Shares of LSC’s common stock are eligible for future sale, and substantial sales of such shares may cause the price of LSC’s common stock to decline.

Any sales of substantial amounts of LSC’s common stock in the public market or the perception that such sales might occur may cause the market price of LSC’s common stock to decline. As of October 1, 2016, LSC had approximately 32 million of its common stock outstanding (of which approximately 26 million were distributed and owned by the public). Such publicly-owned shares are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), unless the shares are owned by one of LSC’s “affiliates,” as that term is defined in Rule 405 under the Securities Act. LSC is unable to predict whether large amounts of its common stock will be sold in the open market and whether a sufficient number of buyers would be in the market at that time.

In connection with the separation, RRD retained 19.25% of LSC’s total shares outstanding. RRD will dispose of such shares within the 12-month period following the separation. Such disposition could include one or more subsequent exchanges of LSC common stock for debt of RRD, or otherwise using the common stock to satisfy RRD’s outstanding obligations. RRD and LSC entered into a Stockholder and Registration Rights Agreement wherein LSC agreed, upon the request of RRD, to use reasonable best efforts to effect a registration under applicable federal and state securities laws of any shares of LSC’s common stock retained by RRD. Refer to Stockholder and Registration Rights Agreement, filed as Exhibit 4.1 to this Form 10-K.

Dispositions of significant amounts of LSC’s common stock or the perception in the market that this will occur may result in the lowering of the market price of LSC’s common stock.

The spinoff from RRD could result in significant liability to LSC.

The spin-off is intended to qualify for tax-free treatment to RRD and its stockholders under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). Completion of the spin-off was conditioned upon, among other things, the receipt of a private letter ruling from the IRS regarding certain issues relating to the tax-free treatment of the RRD Transactions. Although the IRS private letter ruling is generally binding on the IRS, the continuing validity of such ruling is subject to the accuracy of factual representations and assumptions made in the ruling. Completion of the spin-off was also conditioned upon RRD’s receipt of a tax opinion from Sullivan & Cromwell LLP regarding certain aspects of the spin-off not covered by the IRS private letter ruling. The opinion was based upon various factual representations and assumptions, as well as certain undertakings made by RRD, LSC and Donnelley Financial. If any of the factual representations or assumptions in the IRS private letter ruling or tax opinion are untrue or incomplete in any material respect, an undertaking is not complied with, or the facts upon which the IRS private letter ruling or tax opinion are based are materially different from the actual facts relating to the RRD transactions, the opinion or IRS private letter ruling may not be valid. Moreover, opinions of a tax advisor are not binding on the IRS. As a result, the conclusions expressed in the opinion of a tax advisor could be successfully challenged by the IRS.

If the separation is determined to be taxable, RRD and its stockholders could incur significant tax liabilities, and under the tax matters agreement and the letter agreement, LSC may be required to indemnify RRD for any liabilities incurred by RRD if the liabilities are caused by any action or inaction undertaken by LSC following the spinoff.  For additional detail, refer to Tax Disaffiliation Agreement, filed as Exhibit 2.4 to this Form 10-K.

The tax rules applicable to the separation may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the separation.

To preserve the tax-free treatment of the separation from RRD under the Tax Disaffiliation Agreement, for the two-year period following the separation, we are subject to restrictions with respect to:

•

taking any action that would result in our ceasing to be engaged in the active conduct of our business, with the result that we are not engaged in the active conduct of a trade or business within the meaning of certain provisions of the Code;

•	redeeming or otherwise repurchasing any of our outstanding stock, other than through certain stock purchases of widely held stock on the open market;
•

amending our Certificate of Incorporation (or other organizational documents) that would affect the relative voting rights of separate classes of our capital stock or would convert one class of our capital stock into another class of our capital stock;

•	liquidating or partially liquidating;
•

merging with any other corporation (other than in a transaction that does not affect the relative shareholding of our shareholders), selling or otherwise disposing of (other than in the ordinary course of business) our assets, or taking any other action or actions if such merger, sale, other disposition or other action or actions in the aggregate would have the effect that one or more persons acquire (or have the right to acquire), directly or indirectly, as part of a plan or series of related transactions, assets representing one-half or more our asset value;

•

taking any other action or actions that in the aggregate would have the effect that one or more persons acquire (or have the right to acquire), directly or indirectly, as part of a plan or series of related transactions, capital stock of ours possessing (i) at least 50% of the total combined voting power of all classes of stock or equity interests of ours entitled to vote, or (ii) at least 50% of the total value of shares of all classes of stock or of the total value of all equity interests of ours, other than an acquisition of our shares as part of the separation solely by reason of holding RRD common stock (but not including such an acquisition if such RRD common stock, before such acquisition, was itself acquired as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares of our stock meeting the voting and value threshold tests listed previously in this bullet); and

•

taking any action that (or failing to take any action the omission of which) would be inconsistent with the separation qualifying as, or that would preclude the separation from qualifying as, a transaction that is generally tax-free to RRD and the holders of RRD common stock for U.S. federal income tax purposes.

These restrictions may limit our ability during such period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets. For more information, refer to Tax Disaffiliation Agreement, filed as Exhibit 2.4 to this Form 10-K.

LSC's historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.

The historical information about LSC prior to October 1, 2016 included in this annual report on Form 10-K refers to LSC’s business as operated by and integrated with RRD. LSC’s historical financial information for such periods was derived from the consolidated financial statements and accounting records of RRD. Accordingly, such historical financial information does not necessarily reflect the combined statements of income, balance sheets and cash flows that LSC would have achieved as a separate, publicly traded company during the periods presented or those that LSC will achieve in the future primarily as a result of the following factors:

•

Prior to the separation, LSC’s business was operated by RRD as part of its broader corporate organization, rather than as an independent company. RRD or one of its affiliates performed various corporate functions for LSC, such as tax, treasury, finance, audit, risk management, legal, information technology, human resources, stockholder relations, compliance, shared services, insurance, employee benefits and compensation. After the separation, RRD has continued to provide some of these functions to LSC, as described in Transition Services Agreement, filed as Exhibit 2.2 to this Form 10-K. LSC’s historical financial results reflect allocations of corporate expenses from RRD for such functions. These allocations may not be indicative of the actual expenses LSC would have incurred had it operated as an independent, publicly traded company in the periods presented. LSC will make significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which LSC no longer has access as a result of the separation. These initiatives to develop LSC’s independent ability to operate without access to RRD’s existing operational and administrative infrastructure have been costly and will continue to be costly to implement in the future. LSC may not be able to operate its business efficiently or at comparable costs, and its profitability may decline.

•

Prior to the separation, LSC’s business was integrated with the other businesses of RRD. LSC was able to utilize RRD’s size and purchasing power in procuring various goods and services and shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although LSC has entered into transition agreements with RRD, these arrangements may not fully capture the benefits LSC enjoyed as a result of being integrated with RRD and may result in LSC paying higher charges than in the past for these services. As a separate, independent company, LSC may be unable to obtain goods and services at the prices and terms obtained prior to the separation, which could decrease LSC’s overall profitability. As a separate, independent company, LSC may also not be as successful in negotiating favorable tax treatments and credits with governmental entities. This could have a material adverse effect on LSC’s consolidated and combined statements of income, balance sheets and cash flows for periods after the separation.

•

Generally, prior to the separation, LSC’s working capital requirements and capital for its general corporate purposes, including acquisitions, R&D and capital expenditures, were satisfied as part of the corporate-wide cash management policies of RRD. As a separate independent company, LSC may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•	The cost of capital for LSC’s business is higher than RRD’s cost of capital prior to the separation.

Other significant changes have occurred and may continue to occur in LSC’s cost structure, management, financing and business operations as a result of operating as a company separate from RRD. For additional information about the past financial performance of LSC’s business and the basis of presentation of the historical consolidated and combined financial statements of LSC’s business, refer to the discussion in Item 7, Item 8 and the Notes to Consolidated and Combined Financial Statements in Item 8 of this annual report on Form 10-K.

We have incurred, and we may continue to incur, material costs and expenses as a result of our separation from RRD.

We have incurred, and may continue to incur, costs and expenses greater than those we currently incur as a result of our separation from RRD. These increased costs and expenses may arise from various factors, including financial reporting and costs associated with complying with federal securities laws (including compliance with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). In addition, we expect to either maintain similar or have increased corporate and administrative costs and expenses to those we incurred or were allocated while part of RRD, even though, after the separation, LSC is a smaller, stand-alone company. We cannot assure you that these costs will not be material to our business.

As LSC builds its information technology infrastructure and transitions its data to its own systems, LSC has incurred and will continue to incur substantial additional costs and experience temporary business interruptions.

LSC expects to install and implement information technology infrastructure to support its critical business functions, including accounting and reporting, manufacturing process control, customer service, inventory control and distribution. LSC may incur temporary interruptions in business operations if it cannot transition effectively from RRD's existing transactional and operational systems, data centers and the transition services that support these functions as LSC replaces these systems. LSC may not be successful in implementing its new systems and transitioning its data, and it may incur substantially higher costs for implementation than currently anticipated. LSC's failure to avoid operational interruptions as it implements the new systems and replaces RRD's information technology services, or its failure to implement the new systems and replace RRD's services successfully, could disrupt its business, adversely affect its ability to collect receivables from customers, and have a material adverse effect on its profitability. In addition, if LSC is unable to replicate or transition certain systems, its ability to comply with regulatory requirements could be impaired.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or, our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, beginning in Fiscal Year 2017, we will be required to document and test our internal control procedures, our management will be required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors will be required to issue an opinion on our internal controls over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting or our auditors identify material weaknesses in our internal controls, investor confidence in our financial results may weaken and our stock price may suffer.

We may be unable to achieve some or all of the benefits that we expect to achieve from the separation.

We believe that our separation from RRD has allowed, and will continue to allow, among other benefits, us to focus on our distinct strategic priorities; afford us direct access to the capital markets and facilitate our ability to capitalize on growth opportunities and effect future acquisitions utilizing our common stock; facilitate incentive compensation arrangements for our employees more directly tied to the performance of our business; and enable us to concentrate our financial resources solely on our own operations. However, we may be unable to achieve some or all of these benefits. For example, in order to prepare ourselves for the separation, we undertook a series of strategic, structural and process realignment and restructuring actions within our operations. These actions may not provide the benefits we currently expect, and could lead to disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our businesses after the separation, weakening of our internal standards, controls or procedures and impairment of our key customer and supplier relationships. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business and consolidated and combined statements of income, balance sheets and cash flows could be materially and adversely affected.

RRD or Donnelley Financial may not satisfy their respective obligations under the Transition Services Agreements and other agreements that were entered into as part of the separation, or we may not have necessary systems and services in place when the transition services terms expire.

In connection with the separation, we entered into Transition Services Agreements with both RRD and Donnelley Financial. Refer to exhibits 2.2 and 2.3 to this annual report on Form 10-K, related to the agreements with RRD and Donnelley Financial, respectively. These Transition Services Agreements will provide for the performance of services by each company for the benefit of the other for a period of time after the separation. We will rely on RRD and Donnelley Financial to satisfy their respective performance and payment obligations under these Transition Services Agreements. If RRD or Donnelley Financial is unable to satisfy its respective obligations, including indemnification obligations, under these Transition Services Agreements, we could incur operational difficulties. The other agreements relating to the separation provide for indemnification in certain circumstances and commercial agreements establish ongoing commercial arrangements. There can be no guarantee that RRD or Donnelley Financial, as the case may be, will satisfy any obligations owed to us under such agreements, including any indemnification obligations.

Further, if we do not have our own systems and services in place, or if we do not have agreements in place with other providers of these services when the term of a particular transition service terminates, we may not be able to operate our business effectively, which could negatively impact our consolidated and combined statements of income, balance sheets and cash flows. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services RRD and Donnelley Financial will provide. We may not be successful in effectively or efficiently implementing these systems and services or in transitioning data from RRD’s or Donnelley Financial’s systems to our systems, as the case may be, which could disrupt our business and have a negative impact on our consolidated and combined statements of income, balance sheets and cash flows. These systems and services may also be more expensive or less efficient than the systems and services RRD and Donnelley Financial are providing during the transition period.

We have incurred substantial indebtedness in connection with the separation and the degree to which we are currently leveraged may materially and adversely affect our business and consolidated and combined statements of income, balance sheets and cash flows.

We incurred approximately $825 million of debt in connection with the separation. Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the separation, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due, we may be forced to take disadvantageous actions, including facility closure, staff reductions, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness, and restricting future capital return to stockholders. In addition, our ability to withstand competitive pressures and to react to changes in the print and related services industry could be impaired. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt.

In addition, our leverage could put us at a competitive disadvantage compared to our competitors who may be less leveraged. These competitors could have greater financial flexibility to pursue strategic acquisitions and secure additional financing for their operations. Our leverage could also impede our ability to withstand downturns in our industry or the economy in general.

The agreements and instruments that govern our debt impose restrictions that may limit our operating and financial flexibility.

The Credit Agreement that governs our Senior Secured Credit Facilities and the indenture that governs the Senior Notes contain a number of significant restrictions and covenants that limit our ability to:

•	incur additional debt;
•	pay dividends, make other distributions or repurchase or redeem our capital stock;
•	prepay, redeem or repurchase certain debt;
•	make loans and investments;
•	sell, transfer or otherwise dispose of assets;
•	incur or permit to exist certain liens; enter into certain types of transactions with affiliates;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•	consolidate, merge or sell all or substantially all of our assets.

These covenants can have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, the Credit Agreement that governs our Senior Secured Credit Facilities requires us to comply with certain financial maintenance covenants. Operating results below current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenants contained in our Term Loan Facility and indenture. If we violate covenants under our Senior Secured Credit Facilities and indenture and are unable to obtain a waiver from our lenders, our debt under our Senior Secured Credit Facilities and indenture would be in default and could be accelerated by our lenders. Because of cross-default provisions in the agreements and instruments governing our debt, a default under one agreement or instrument could result in a default under, and the acceleration of, our other debt.

If our debt is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business and consolidated and combined statements of income, balance sheets and cash flows could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Despite our substantial indebtedness, we may be able to incur substantially more debt.

Despite our substantial amount of indebtedness, we may be able to incur substantial additional debt, including secured debt, in the future. Although our the indenture governing our Senior Notes and the Credit Agreement governing the Senior Secured Credit Facilities restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2016, we had $388 million available for additional borrowing under our Revolving Facility. The more indebtedness we incur, the further exposed we become to the risks associated with substantial leverage described above.

RRD and Donnelley Financial have a significant understanding of our business and may be uniquely positioned to compete against us.

Prior to the separation, we operated as part of RRD, and many of its and Donnelley Financial’s current officers, directors and employees have participated in the development and execution of our corporate strategy and the management of our day-to-day operations. RRD and Donnelley Financial have significant knowledge of our products, operations, strengths, weaknesses and strategies. This knowledge includes the cost of production, average market pricing and margin, compensation of critical employees, key or critical accounts knowledge, intellectual property and proprietary processes. Because of RRD’s competitive insight into our operations and Donnelley Financial’s ability to compete in discrete areas of our business, specifically the printing of books, competition from RRD, and to a lesser extent Donnelley Financial, which could occur in the future, may negatively impact our consolidated and combined statements of income, balance sheets and cash flows.

Risks Relating to Our Common Stock and the Securities Market

Substantial sales of our common stock may occur, which could cause our stock price to decline.

RRD stockholders who received shares of common stock in LSC after the separation generally may sell those shares in the public market. RRD retained 19.25% of our common stock, and may sell or transfer its shares in certain circumstances. It is possible that some RRD stockholders, including some of our larger stockholders, will sell our common stock if, for reasons such as our business profile, market capitalization as an independent company or the size or rate of return of our dividend, we do not fit their investment objectives, or—in the case of index funds—we are not a participant in the index in which they are investing. The sales of significant amounts of our common stock relating to the above events or the perception in the market that such sales will occur may decrease the market price of our common stock.

We cannot assure you that we will continue to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

The timing, declaration, amount and payment of any future dividends to LSC stockholders will fall within the discretion of our Board of Directors. Our Board’s decisions regarding the payment of future dividends will depend on many factors, including our financial condition, future prospects, earnings, capital requirements and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. In addition, the terms of the agreements governing our debt or debt that we may incur in the future may continue to limit or prohibit the payment of dividends.  While our Board declared a quarterly cash dividend of $0.25 per common share on October 27, 2016 payable on December 1, 2016 and on January 18, 2017 payable on March 2, 2017, there can be no assurance that we will continue to pay a dividend.

Delaware law and anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could make it more difficult to acquire us and limit your ability to sell your shares at a premium.

Certain provisions of our Certificate of Incorporation and By-laws and Delaware law may discourage, delay or prevent a merger or acquisition that is opposed by our board of directors. These provisions include:

•

the ability of our board of directors to issue preferred stock in one or more series with such rights, obligations and preferences as the board of directors may determine, without further vote or action by our stockholders;

•

the initial classification of our board of directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders until the second annual meeting of stockholders after the separation;

•	advanced notice procedures for stockholders to nominate candidates for election to the board of directors and for stockholders to submit proposals for consideration at a meeting of stockholders;
•	inability of stockholders to act by written consent;
•	restrictions on the ability of our stockholders to call a special meeting of stockholders; and
•	the absence of cumulative voting rights for our stockholders.

We are also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder. This statute, as well as the provisions in our organizational documents, could have the effect of delaying, deterring or preventing certain potential acquisitions or a change in control of us.

Stockholders’ percentage ownership in LSC may be diluted in the future.

Stockholders’ percentage ownership in LSC may be diluted in the future because of equity securities we issue, either as consideration for acquisitions, in connection with capital raises or for equity awards that we expect to grant to our directors, officers and employees. We may issue equity securities as consideration in an acquisition. Further, to the extent that LSC raises additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted, and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Any such transaction will dilute stockholders’ ownership in LSC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES

The Company’s principal executive office is currently located in leased office space at 191 N. Wacker Drive, Suite 1400, Chicago, IL 60606.  The Company operates or owns the following:

•	94 leased or owned facilities in approximately 28 states in the U.S., which encompass approximately 24 million square feet, of which 43 are production facilities.
o	Approximately six million square feet of space is leased, comprised of 57 U.S. facilities.
o	Approximately 18 million square feet of space is owned in 37 facilities in the U.S.
•	18 international facilities in four countries which encompass approximately 3 million square feet, of which 8 are manufacturing facilities.
o	Approximately one million square feet of space is leased, comprised of ten international facilities.
o	Approximately two million square feet of space is owned in eight international facilities.
o	12 of our international facilities service our Print segment.
o	In Europe, the Company has a production platform consisting of 3 facilities in Poland that cost effectively produce products for distribution throughout the continent.
o	In Mexico, the Company has 5 production facilities.

The Company’s facilities are reasonably maintained and suitable for the operations conducted in them. While the Company has a facility that provides the majority of our mailing services, which is located in Bolingbrook, Illinois, the Company does not believe that this facility, or any other facility, is individually material to our business. In addition, the Company owns or leases additional land for use as parking lots and other purposes in the U.S.

ITEM 3. LEGAL PROCEEDINGS

From time to time, our customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by us from these parties could be considered preference items and subject to return. In addition, we are party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on our consolidated and combined statements of income, balance sheets and cash flows.

For a discussion of certain litigation involving the Company, refer to Note 11, Commitments and Contingencies, to the consolidated and combined financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR LSC COMMUNICATIONS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The principal market for LSC Communications’ common stock is the New York Stock Exchange (NYSE).  LSC Communications began when issued trading on September 21, 2016 and regular way trading under the symbol “LKSD” on October 3, 2016.

Below are the high and low share prices of the Company’s stock and the dividend paid per share during the fourth quarter of 2016.

		Closing Common Stock Prices
	Dividends Paid	2016
	2016	High	Low
Fourth Quarter	$0.25	$30.51	$17.55

Stockholders

As of February 17, 2017, there were 5,080 stockholders of record of the Company’s common stock.

Dividends

The timing, declaration, amount of any payment of dividends in the future is within the discretion of the Company’s Board of Directors. The Credit Agreement generally allows annual dividend payments of up to $50 million in aggregate, though additional dividends may be allowed subject to certain conditions. For more information on the Credit Agreement, refer to the Credit Agreement referenced as an exhibit to this annual report on Form 10-K.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities during the three months ended December 31, 2016.

Equity Compensation Plans

For information regarding equity compensation plans, refer to Item 12 of Part III of this annual report on Form 10-K.

Peer Performance Table

The graph below compares the cumulative total shareholder return on the Company’s common stock from October 3, 2016, when regular way trading in the Company’s common stock commenced on the NYSE, through December 31, 2016, with the comparable cumulative return of the S&P SmallCap 600 index and a selected peer group of companies. The comparison assumes all dividends have been reinvested, and an initial investment of $100 on October 3, 2016. The returns of each company in the peer group have been weighted to reflect their market capitalizations. The Company itself has been excluded, and its contributions to the S&P SmallCap 600 index have been subtracted out.  The peer group was determined by the Company's senior management team as a group of companies within the printing, publishing, and office products industries that most closely align with the Company’s business model.

Comparison of Cumulative Total Return Among LSC Communications, Inc. S&P SmallCap 600 Index and Peer Group*

	Base	Indexed Returns Month Ending
Period
Company Name / Index	10/3/16	10/31/16	11/30/16	12/31/16
LSC Communications, Inc.	100	84.73	73.17	105.22
S&P SmallCap 600 Index	100	95.86	107.89	111.52
Peer Group	100	90.82	99.47	102.27

Below are the specific companies included in the peer group.

Peer Group
ACCO Brands Corporation	John Wiley & Sons Inc.
Cenveo, Inc.	The McClatchy Company
Deluxe Corporation	Meredith Corporation
Essendant, Inc.	Quad/Graphics, Inc.
Houghton Mifflin Harcourt Company	R.R. Donnelley & Sons Company
InnerWorkings, Inc.	Scholastic Corporation

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(in millions except per share data)

	2016	2015	2014	2013	2012
Net sales	$3,654	$3,743	$3,853	$3,741	$3,879
Net income (loss)	106	74	58	95	(646)
Net income (loss) per basic share (a)	3.25	2.27	1.79	2.91	(19.91)
Net income (loss) per diluted share (a)	3.23	2.27	1.79	2.91	(19.91)
Total assets	1,952	2,011	1,869	2,035	2,198
Long-term debt	742	3	—	—	—
Cash dividends per common share	0.25	—	—	—	—

Reflects results of acquired businesses from the relevant acquisition dates. Refer to Note 3, Business Combinations, to the consolidated and combined financial statements for information on acquisitions.

(a) On October 1, 2016, RRD distributed approximately 26.2 million shares of LSC Communications common stock to RRD shareholders.  RRD retained an additional 6.2 million shares. The computation of net income (loss) per basic and diluted shares for periods prior to the separation was calculated using the shares distributed and retained by RRD on October 1, 2016, 32.4 million.  Refer to Note 1, Overview and Basis of Presentation, to the consolidated and combined financial statements for information on the separation.

Includes the following significant items:

• For 2016: Pre-tax restructuring, impairment and other charges of $18 million ($12 million after-tax); pre-tax charge of $5 million ($3 million after-tax) for spinoff-related transaction expenses and pre-tax charge of $1 million ($0 million after-tax) for lump-sum pension settlement payments;

• For 2015: Pre-tax restructuring, impairment and other charges of $57 million ($39 million after-tax), pre-tax charges of $14 million for acquisition-related expenses ($13 million after-tax), pre-tax charges of $11 million ($7 million after-tax) for inventory purchase accounting adjustments for Courier, and tax expense of $6 million was recorded due to the receipt of an unfavorable court decision related to payment of prior year taxes in an international jurisdiction;

• For 2014: Pre-tax restructuring, impairment and other charges of $132 million ($100 million after-tax), pre-tax gain of $9 million ($9 million after-tax) related to the acquisition of Esselte, pre-tax charges of $2 million ($1 million after-tax) for inventory purchase accounting adjustments for Esselte, pre-tax charges of $2 million ($1 million after-tax) for acquisition-related expenses;

• For 2013: Pre-tax restructuring, impairment and other charges of $79 million ($51 million after-tax), $3 million pre-tax impairment loss ($2 million after-tax) on an equity investment, and pre-tax charges of $1 million ($1 million after-tax) for acquisition-related expenses; and

• For 2012: Pre-tax restructuring, impairment and other charges of $884 million ($820 million after-tax).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of LSC Communications’ financial condition and results of operation should be read together with the consolidated and combined financial statements and Notes to those statements included in Item 15, Exhibits, Financial Statement Schedules, of Part IV of this annual report on Form 10-K.

Business

For a description of the Company’s business, segments and product offerings, refer to Item 1, Business, of Part I of this annual report on Form 10-K.

OUTLOOK

Vision and Strategy

The Company works with its customers to offer a broad scope of print and print-related capabilities and manage their full range of communication needs. The Company is focused on enhancing its strong customer relationships by expanding to a broader range of offerings. The Company will focus on further expanding its supply chain offerings and driving growth in core and related businesses. The Company will continue to seek opportunities to grow by utilizing core capabilities to expand print and print-related products and services, grow core businesses, strategically increase our geographic coverage, and focus on the expansion of the office products brands. For instance, our end-to-end supply chain services offerings combine print, warehousing, fulfillment and supply chain management into a single workflow designed to increase speed to the market and improve efficiencies across the distribution process.  Ongoing investments via organic growth and strategic acquisition in our digital print technology will be an integral part of supporting growth across the entire Print segment.  Further, other innovative offerings such as co-mailing services help our catalogers and magazine publisher customers reduce their overall cost of producing and distributing their product as postage expense often accounts for approximately half of these publishers’ costs to produce and deliver a catalog or magazine. We have been developing technologies to help book clients reduce the incidence of book piracy. We have begun offering end-to-end fulfillment of subscription boxes to address client demand, which we believe will provide additional opportunity for us.

Management believes productivity improvement and cost reduction are critical to the Company’s continued competitiveness, and the flexibility of its platform enhances the value the Company delivers to its customers. Since 2012, our plant rationalization process has resulted in the closure of 12 facilities, which we believe has allowed us to realize meaningful cost savings.  These cost savings primarily arise from facility related costs, such as overhead, employee costs and selling, general and administrative expenses. The Company continues to implement strategic initiatives across all platforms to reduce its overall cost structure, focus on safety initiatives and enhance productivity, including restructuring, consolidation, reorganization and integration of operations and streamlining of administrative and support activities.

The Company seeks to deploy its capital using a balanced and disciplined approach in order to ensure financial flexibility and provide returns to shareholders. Priorities for capital deployment, over time, include principal and interest payments on debt obligations, distributions to shareholders, targeted acquisitions and capital expenditures. The Company believes that a strong financial condition is important to customers focused on establishing or growing long-term relationships. The Company also expects to make targeted acquisitions that extend its capabilities, drive cost savings and reduce future capital spending needs.  We believe these acquisitions may also allow us to achieve synergies, as we did with our acquisitions of Courier and Esselte, which resulted in first-year synergies savings of approximately $30 million and $20 million, respectively.

Management uses several key indicators to gauge progress toward achieving these objectives. These indicators include organic sales growth, operating margins, cash flow from operations, capital expenditures, and Non-GAAP adjusted EBITDA. The Company targets long-term net sales growth at or above industry levels, while managing operating margins by achieving productivity improvements that offset the impact of price declines and cost inflation.  Cash flows from operations are targeted to be stable over time, however, cash flows from operations in any given year can be significantly impacted by the timing of non-recurring or infrequent receipts and expenditures, the level of required pension plan contributions, volatility in the cost of raw materials, and the impact of working capital management efforts.

The Company faces many challenges and risks as a result of competing in highly competitive global markets. Refer to Item 1A, Risk Factors, of Part I of this annual report on Form 10-K for further discussion.

Long-Term Outlook

The following discussion describes management’s expectations for the trends in net sales and earnings over the next five years.

The Company expects the Print segment to experience annual net sales declines between 1% and 4%. In magazines, catalogs, and retail inserts, annual net sales declines are expected to range from 2% to 7% driven by the ongoing shift in advertiser spend from print to electronic media. Catalog demand is expected to decline less rapidly than magazine volumes, although the Company is unable to predict the exact amount of the decline. For the book reporting unit, the Company expects modest declines from ongoing electronic substitution offset by growth in our supply chain management offerings. As a result, annual net sales changes for this unit are expected to be in a range from declines of 2% to growth of 3%. Our net sales in Europe are expected to range from 4% annual declines to 1% annual growth based on the mix of catalog, magazine, retail, and directory products along with premedia services. Directory revenue is expected to continue to decline from 10% to 15% annually as rapid electronic substitution for these products is expected to continue.

Net sales for the Office Products segment are expected to range from 2% annual declines to 3% annual growth. In this segment, modest declines in demand for many of our products are expected to be offset by growth in private label volume.

The expectations described above are anticipated to result in an overall annual net sales decline for the Company in a range between 0% and 3% over the next five years. The Company will continue to manage its cost structure and implement cost control initiatives in order to reduce its costs as net sales decline. However, there can be no guarantee that such cost control initiatives will be effective.

2017 Outlook

In 2017 the Company expects revenue changes for each of the reporting units within the Print segment to be within the range of our long-term outlook described above.  Office Products net sales are expected to decline in 2017 as the continuing shift in volume from the traditional office products retailers to the online channel will result in further store consolidations and reductions in retail channel inventories. Although the Office Products net sales decline in 2017 may be outside the range of our long-term outlook, the Company expects the longer term net sales trends to be within this range.

Declining price levels along with cost inflation driven by tighter labor market conditions will continue to pressure operating margins during 2017.  In order to partially offset this margin pressure, the Company initiated several restructuring actions in 2016 and 2015 to further reduce the Company’s overall cost structure. These restructuring actions included the closure of one manufacturing facility during 2016 in the Print segment, the expected closure of another facility in the first quarter of 2017 in the Print segment and the reorganization of certain operations. These and future cost reduction actions are expected to have a positive impact on operating earnings in 2017 and in future years. In addition, the Company expects to identify other cost reduction opportunities and possibly take further actions in 2017, which may result in significant additional restructuring charges. These restructuring actions will be funded by cash generated from operations and cash on hand or, if necessary, by utilizing the Company’s credit facilities.

Cash flows from operations in 2017 are expected to decline due to higher interest payments resulting from the issuance of debt in connection with the separation, and because pension income allocated from RRD was considered an operating cash inflow for LSC prior to the separation.  The Company expects capital expenditures to be in the range of $60 million to $65 million in 2017, bringing it in line with historical averages. Approximately $5 million of anticipated capital expenditures in 2017 are expected to be for investments in information technology systems and infrastructure necessary to operate as an independent company.

The Company’s pension plans were underfunded by $280 million as of December 31, 2016, as reported on the Company’s consolidated and combined balance sheets and further described in Note 14, Retirement Plans, to the consolidated and combined financial statements. Governmental regulations for measuring pension plan funded status differ from those required under accounting principles generally accepted in the United States of America (“GAAP”) for financial statement preparation. Based on the plans’ regulatory funded status, there are no required contributions for the Company’s two primary Qualified Plans in 2017.  The required contributions in 2017, primarily for the Non-Qualified Plan, are expected to be approximately $5 million to $7 million.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

Basis of Presentation

Prior to the separation, the combined financial statements were prepared on a stand-alone basis and were derived from RRD’s consolidated financial statements and accounting records. They included certain expenses of RRD which were allocated to LSC Communications for certain corporate functions, including healthcare and pension benefits, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight.  These expenses were allocated to the Company on the basis of direct usage, when available, with the remainder allocated on a pro rata basis by revenue, employee headcount, or other measures. After the separation, the Company no longer records allocated amounts.

The preparation of consolidated and combined financial statements, in conformity with GAAP, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, inventory obsolescence, asset valuations and useful lives, taxes, restructuring and other provisions and contingencies.

The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company has identified the following as its most critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company recognizes revenue for the majority of its products upon the transfer of title and risk of ownership, which is generally upon shipment to the customer. Because the majority of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale. Revenue from the Company’s co-mail and list services operations is recognized when services are completed. Refer to Note 2, Significant Accounting Policies, to the consolidated and combined financial statements for further discussion.

Billings for shipping and handling costs are recorded gross. Many of the Company’s operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper, but revenues for Company-supplied paper are recognized on a gross basis. As a result, the Company’s reported sales and margins may be impacted by the mix of customer-supplied paper and Company-supplied paper.

Goodwill and Other Long-Lived Assets

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Based on its current organization structure, the Company has identified five reporting units for which cash flows are determinable and to which goodwill may be allocated. Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit.

The Company performs its goodwill impairment tests annually as of October 31, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company also performs an interim review for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit. As part of its interim reviews, management analyzes potential changes in the value of individual reporting units based on each reporting unit’s operating results for the period compared to expected results as of the prior year’s annual impairment test. In addition, management considers how other key assumptions, including discount rates and expected long-term growth rates, used in the last annual impairment test could be impacted by changes in market conditions and economic events.

As of October 31, 2016, two reporting units had goodwill: book and Office Products. The magazines, catalogs and retail inserts, directories, and Europe reporting units had no goodwill as of October 31, 2016. Management assessed goodwill impairment risk by first performing a qualitative review of entity specific, industry, market and general economic factors for each reporting unit. In cases where the Company is not able to conclude that it is more likely than not that the fair values of our reporting units are greater than their carrying values, a two-step method for determining goodwill impairment is applied.

Qualitative Assessment for Impairment

The Company performed a qualitative assessment for the book and Office Product reporting units to determine whether it was more likely than not that the fair value of the reporting units were less than their carrying value. In performing this analysis, the Company considered various factors, including the effect of market or industry changes and the actual results of the reporting unit as compared to projected results. In addition, management considered how other key assumptions used in the October 31, 2015 annual goodwill impairment test could be impacted by changes in market conditions and economic events.

As part of the qualitative review of impairment, management analyzed the potential changes in fair value of the book and Office Products reporting units based on their operating results for the ten months ended October 31, 2016, compared to expected results. As of October 31, 2015, the estimated fair values of the book and Office Products reporting units exceeded their carrying values by over 100.0%, according to a valuation performed by a third-party appraisal firm. Based on current factors and circumstances, as well as expectation of future performance, management concluded that the October 31, 2015 estimated fair values continued to be appropriate as of October 31, 2016.

Based on its qualitative assessment, management concluded that as of October 31, 2016, it was more likely than not that the fair values of the book and Office Products reporting units were greater than their carrying values. The goodwill balances of the book and Office Products reporting units were $51 million and $30 million, respectively, as of October 31, 2016.

Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances.

Factors that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, a significant decrease in the market value of the assets or significant negative industry or economic trends. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying value of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying value over its fair value.

The Company recognized non-cash impairment charges of $1 million during the year ended December 31, 2016, related to buildings and machinery and equipment, primarily as a result of restructuring actions.

Pension

Benefit Plans Sponsored by RRD

Prior to the separation, certain employees of the Company participated in certain pension and postretirement health care plans sponsored by RRD. In the company’s combined financial statements, these plans were accounted for as multiemployer benefit plans and no net liabilities were reflected in the Company’s combined balance sheets as there were no unfunded contributions due at the end of any reporting period. The Company’s statements of income included expense allocations for these benefits. These expenses were funded through intercompany transactions with RRD and were reflected within net parent company investment in LSC Communications.

LSC Communications’ Sponsored Benefit Plans

The Company is the sole sponsor of certain defined benefit plans, which have been reflected in the consolidated balance sheet at December 31, 2016 and combined balance sheet at December 31, 2015. At the separation date, the Company assumed and recorded certain pension obligations and plan assets in single employer plans for the Company’s employees and certain former employees and retirees of RRD. Additionally, the U.K pension plan was transferred from the Company to RRD.

After the separation, the Company records annual income and expense amounts relating to its pension plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effects of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. The discount rates used to calculate pension benefits at December 31, 2016 and 2015 were 4.3% and 4.2%, respectively.

As of December 31, 2015, the Company changed the method used to estimate the interest cost components of net pension plan expense for its defined benefit pension plans. Historically, the interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these interest components of net pension plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs. This change does not affect the measurement and calculation of the Company’s total benefit obligations. The Company accounted for this change as a change in estimate and accordingly has accounted for it prospectively starting in the first quarter of 2016.

A one-percentage point change in the discount rates at December 31, 2016 would have the following effects on the accumulated benefit obligation and projected benefit obligation:

	1% Increase		1% Decrease
	(in millions)
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Accumulated benefit obligation	$(272)	$(9)	$333	$11
Projected benefit obligation	(272)	(9)	333	11

The Company’s U.S. pension plans are frozen and the Company has previously transitioned to a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time.

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the primary U.S. Qualified Plan was approximately 60.0% for return seeking investments and approximately 40.0% for hedging investments. The expected long-term rate of return on plan assets assumption used to calculate net pension plan expense in 2016 was 7.25% for the Company’s primary U.S. pension plan. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension plan expense in 2017 is 7.0% for the Company’s primary U.S. Qualified Plan.

A 0.25% change in the expected long-term rate of return on plan assets at December 31, 2016 would have the following effects on 2016 and 2017 pension plan (income)/expense in the Company’s primary U.S. pension plan:

	0.25% Increase	0.25% Decrease
	(in millions)
2016	$(1)	$1
2017	$(5)	$5

Accounting for Income Taxes

Prior to the separation in the Company’s combined financial statements, income tax expense and deferred tax balances were calculated on a separate return basis, although with respect to certain entities, the Company’s operations have historically been included in the tax returns filed by the respective RRD entities of which the Company’s business was previously a part. For periods after the separation, the Company will file tax returns on its own behalf. The provision for income tax and income tax balances after the separation represent the Company's tax liabilities as an independent company.

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2016 and 2015, valuation allowances of $87 million and $106 million, respectively, were recorded in the Company’s consolidated and combined balance sheets.

Deferred U.S. income taxes and foreign taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in foreign subsidiaries because such excess is considered to be permanently reinvested in those operations. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company recognizes a tax position in its financial statements when it is more likely than not (a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.

Commitments and Contingencies

The Company is subject to lawsuits, investigations and other claims related to environmental, employment, commercial and other matters, as well as preference claims related to amounts received from customers and others prior to their seeking bankruptcy protection. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the related liability is estimable, the Company accrues a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the related potential liability and may revise its estimates.

With respect to claims made under the Company’s third-party insurance for workers’ compensation, automobile and general liability, the Company is responsible for the payment of claims below and above insured limits, and consulting actuaries are utilized to assist the Company in estimating the obligation associated with any such incurred losses, which are recorded in accrued and other non-current liabilities. Historical loss development factors for both the Company and the industry are utilized to project the future development of such incurred losses, and these amounts are adjusted based upon actual claims experience and settlements. If actual experience of claims development is significantly different from these estimates, an adjustment in future periods may be required. Expected recoveries of such losses are recorded in other current and other non-current assets.

Restructuring

The Company records restructuring charges when liabilities are incurred as part of a plan approved by management with the appropriate level of authority for the elimination of duplicative functions, the closure of facilities, or the exit of a line of business, generally in order to reduce the Company’s overall cost structure. Total restructuring charges were $15 million for the year ended December 31, 2016.

The restructuring liabilities may change in future periods based on several factors that could differ from original estimates and assumptions. These include, but are not limited to: contract settlements on terms different than originally expected; ability to sublease properties based on market conditions at rates or on timelines different than originally estimated; or changes to original plans as a result of acquisitions or other factors. Such changes may result in reversals of or additions to restructuring charges that could affect amounts reported in the consolidated and combined statements of income of future periods.

Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable, which is reviewed for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s past collection experience. The allowance for doubtful accounts receivable was $10 million at December 31, 2016. The Company’s estimates of the recoverability of accounts receivable could change, and additional changes to the allowance could be necessary in the future if any major customer’s creditworthiness deteriorates or actual defaults are higher than the Company’s historical experience.

Share-Based Compensation

Prior to the separation, RRD maintained an incentive share-based compensation program for the benefit of its officers, directors, and certain employees, including certain LSC Communications employees. Share-based compensation expense was allocated to the Company based on the awards and terms previously granted to the Company’s employees, as well as an allocation of expense related to RRD’s corporate and shared-function employees.

After the separation, the Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors. The amount of expense recognized for share-based awards is determined by the Company’s estimates of several factors, including expected performance compared to target for performance share units and expected volatility of the Company’s stock.

The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The total compensation expense related to all share-based compensation plans was $8 million for the year ended December 31, 2016. Refer to Note 17, Stock and Incentive Programs for Employees, for further discussion.

Off-Balance Sheet Arrangements

Other than non-cancelable operating lease commitments, the Company does not have off-balance sheet arrangements, financings or special purpose entities.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its consolidated and combined statements of income, balance sheets, cash flows and certain other information. This discussion should be read in conjunction with the Company’s consolidated and combined financial statements and the related notes that begin on page F-1.

Results of Operations for the Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

The following table shows the results of operations for the year ended December 31, 2016 and 2015, which reflects the results of acquired businesses from the relevant acquisition dates:

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Net sales	$3,654	$3,743	$(89)	(2.4%)
Cost of sales (exclusive of depreciation and amortization)	2,823	2,874	(51)	(1.8%)
Cost of sales with RRD and affiliates (exclusive of depreciation and
amortization)	208	216	(8)	(3.7%)
Total cost of sales	3,031	3,090	(59)	(1.9%)
	83.0%	82.6%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	259	280	(21)	(7.5%)
	7.1%	7.5%
Restructuring, impairment and other charges-net	18	57	(39)	(68.4%)
Depreciation and amortization	171	181	(10)	(5.5%)
Income from operations	$175	$135	$40	29.6%

Consolidated and Combined Results

Net sales for the year ended December 31, 2016 were $3,654 million, a decrease of $89 million or 2.4% compared to the year ended December 31, 2015.  Net sales were impacted by:

•

Decreases resulting from price pressures, a $41 million decrease in pass-through paper sales, a $34 million, or 0.9%, decrease due to changes in foreign exchange rates, and lower volume in the Office Products and Print segments; and

•	Increases due to the acquisition of Courier in June 2015 and higher supply chain management and fulfillment volume in the Print segment, which partially offset some of the decreases.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $213 million or 5.4% (refer to Note 3, Business Combinations, to the consolidated and combined financial statements).

Total cost of sales decreased $59 million, or 1.9%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, including a $28 million, or 0.9%, decrease due to changes in foreign exchange rates.  Additionally, cost of sales decreased due to the following:

•	A decline in paper pass-through sales, lower volume in the Print and Office Products segments, lower purchase accounting inventory adjustments and synergies from the integration of Courier;

The decreases above were partially offset by increases from the acquisition of Courier and higher supply chain management and fulfillment volume in the book reporting unit. As a percentage of net sales, cost of sales increased 0.4% year-over-year.

Selling, general and administrative expenses decreased $21 million, or 7.5%, to $259 million for the year ended December 31, 2016, primarily driven by:

•	Lower selling expense, higher pension income, a decrease in acquisition-related expenses of $14 million, and a $3 million, or 1.1%, decrease due to changes in foreign exchange rates;
•

Increases in costs to operate as an independent public company due to the separation and higher expenses as a result of the acquisition of Courier, all of which partially offset the results from the favorable expense drivers.

As a percentage of net sales, selling, general and administrative expenses decreased from 7.5% for the year ended December 31, 2015 to 7.1% for the year ended December 31, 2016.

For the year ended December 31, 2016, the Company recorded restructuring, impairment and other charges of $18 million compared to $57 million for the same period in 2015. The Company recorded $8 million for employee termination costs for an aggregate of 222 employees, of whom 64 were terminated as of or prior to December 31, 2016.  These charges primarily related to one facility closure in the Print segment, the expected closure of another facility in the first quarter of 2017 in the Print segment and the reorganization of certain operations.  Additionally, the Company recorded lease termination and other restructuring charges of $7 million. The Company recorded other charges of $3 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

For the year ended December 31, 2015, the Company recorded restructuring, impairment and other charges of $57 million. The Company incurred $20 million of employee termination costs for 766 employees, substantially all of whom were terminated as of December 31, 2016.  These charges primarily related to two facility closures in the Print segment, the integration of Courier and the reorganization of certain operations.  The Company also recorded $19 million for payments to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to acquisition; $8 million of impairment charges primarily related to building, machinery and equipment associated with facility closings; lease termination and other restructuring charges of $7 million including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures; and $3 million of charges for multi-employer pension plan withdrawal obligations unrelated to facility closures for the year ended December 31, 2015.

Depreciation and amortization decreased $10 million to $171 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to decreased capital spending in recent years compared to historical levels, partially offset by the acquisitions of Courier and Esselte.  Depreciation and amortization included $16 million and $17 million of amortization of other intangible assets related to customer relationships and trade names for the years ended December 31, 2016 and 2015, respectively.

Income from operations for the year ended December 31, 2016 increased by $40 million, or 29.6%, to $175 million as compared to the year ended December 31, 2015.  The increase was due to higher volume as a result of the acquisition of Courier, lower restructuring, impairment and other charges, synergies from the integration of Courier, and a decline in acquisition-related expenses, partially offset by price pressures and lower volume in the Office Products and Print segments.

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Interest expense (income)-net	$18	$(3)	$21	700.0%
Investment and other expense-net	—	—	—	—

The Company recorded net interest expense of $18 million and net interest income of $3 million for the years ended December 31, 2016 and 2015, respectively. The change was primarily due to debt incurred in relation to the separation. Refer to Note 12, Debt, to the consolidated and combined financial statements.

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Income before income taxes	$157	$138	$19	13.8%
Income tax expense	51	64	(13)	(20.3%)
Effective income tax rate	32.5%	46.5%

The effective income tax rate for the year ended December 31, 2016 was 32.5% compared to 46.5% for the year ended December 31, 2015.  The 2015 effective income tax rate reflected a tax expense of $6 million that was recorded due to an unfavorable court decision related to payment of prior year taxes in Mexico, the establishment of a valuation allowance on certain international net operating loss deferred tax assets and acquisition-related expenses of $14 million, most of which were not tax deductible.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.  Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Print

	Year Ended December 31,
	2016	2015
	(in millions, except percentages)
Net sales	$3,127	$3,181
Income from operations	141	96
Operating margin	4.5%	3.0%
Restructuring, impairment and other charges-net	15	53
Purchase accounting inventory adjustment	—	11

	Net Sales for the Year
	Ended December 31,
Reporting unit	2016	2015	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,632	$1,807	$(175)	(9.7%)
Book	1,097	925	172	18.6%
Europe	272	305	(33)	(10.8%)
Directories	126	144	(18)	(12.5%)
Total Print	$3,127	$3,181	$(54)	(1.7%)

Net sales for the Print segment for the year ended December 31, 2016 were $3,127 million, a decrease of $54 million or 1.7%, compared to 2015.  Additionally, net sales decreased due to price pressures, a $41 million decrease in pass-through paper sales, lower volume in the Europe and magazines, catalogs and retail inserts reporting units, and a $31 million, or 1.0%, decrease due to changes in foreign exchange rates, partially offset by the acquisition of Courier and increased supply chain management and fulfillment volume in the book reporting unit.

An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales declined due to a decrease in pass-through paper sales, price declines, lower volume, and changes in foreign exchange rates.
•

Book: Sales increased as a result of the acquisition of Courier, increased volume in supply chain management and fulfillment, and increases in pass-through paper sales, partially offset by lower volume in educational books and price declines.

•	Europe: Sales decreased primarily due to lower volume, changes in foreign exchange rates and price pressures.
•	Directories: Sales decreased primarily as a result of a decline in pass-through paper sales, price pressures and lower volume.

Print segment income from operations increased by $45 million for the year ended December 31, 2016 due to higher volume as a result of the acquisition of Courier, lower restructuring, impairment and other charges, the impact of an $11 million purchase accounting inventory adjustment in 2015, and synergies from the integration of Courier, partially offset by price pressures, primarily in the magazines, catalogs and retail inserts reporting unit.  Operating margins increased from 3.0% for the year ended December 31, 2015 to 4.5% for the year ended December 31, 2016, of which 1.2 percentage points were due to lower restructuring, impairment and other charges and 0.3 percentage points were due to the impact of the prior year purchase accounting inventory adjustment.

Office Products

	Year Ended December 31,
	2016	2015
	(in millions, except percentages)
Net sales	$527	$562
Income from operations	54	47
Operating margin	10.2%	8.4%
Restructuring, impairment and other charges-net	—	4

Net sales for the Office Products segment for the year ended December 31, 2016 were $527 million, a decrease of $35 million, or 6.2% compared to 2015, including a $3 million, or 0.5%, decrease due to changes in foreign exchange rates.  Net sales also decreased as a result of lower volume, primarily in filing products, envelopes and binders products, and price pressures.

Office Products segment income from operations increased $7 million for the year ended December 31, 2016, mainly due to cost control initiatives and lower restructuring, impairment and other charges, partially offset by lower volume.  Operating margins increased from 8.4% for the year ended December 31, 2015 to 10.2% for the year ended December 31, 2016 due to cost control initiatives and 0.7 percentage points attributable to lower restructuring, impairment and other charges.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended December 31,
	2016	2015
	(in millions)
Operating expense	$20	$8
Spinoff-related transaction expenses	5	—
Pension settlement charge	1	—
Acquisition-related expenses	—	14
Restructuring, impairment and other charges-net	3	—

Corporate operating expense for the year ended December 31, 2016 was $20 million, compared to $8 million during the same period in 2015. The increase was mostly driven by one-time transaction costs associated with becoming a standalone company, a $7 million LIFO inventory benefit in 2015, the unfavorable impact of a prior year workers’ compensation adjustment, increased bad debt expense, and higher restructuring costs, partially offset by lower acquisition-related expenses and an increase in pension income.

Results of Operations for the Year Ended December 31, 2015 as Compared to the Year Ended December 31, 2014

The following table shows the results of operations for the year ended December 31, 2015 and 2014, which reflects the results of acquired businesses from the relevant acquisition dates:

	2015	2014	$ Change	% Change
	(in millions, except percentages)
Net sales	$3,743	$3,853	$(110)	(2.9%)
Cost of sales (exclusive of depreciation and amortization)	2,874	2,953	(79)	(2.7%)
Cost of sales with RRD and affiliates (exclusive of depreciation and
amortization)	216	244	(28)	(11.5%)
Total cost of sales	3,090	3,197	(107)	(3.3%)
	82.6%	83.0%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	280	268	12	4.5%
	7.5%	7.0%
Restructuring, impairment and other charges-net	57	132	(75)	(56.8%)
Depreciation and amortization	181	181	—	—
Income from operations	$135	$75	$60	80.0%

Combined Results

Net sales for the year ended December 31, 2015 were $3,743 million, a decrease of $110 million or 2.9% compared to December 31, 2014 including an $84 million, or 2.2%, decrease due to changes in foreign exchange rates. The decrease in net sales was primarily driven by volume declines in the Print segment, an $84 million decline in pass-through paper sales and price pressures in the Print segment, partially offset by the acquisitions of Courier and Esselte and volume growth in the Office Products segment.

Total cost of sales decreased $107 million, or 3.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014 including a $73 million, or 2.3% decrease due to change in foreign exchange rates. Additionally, cost of sales decreased primarily due to lower volume in the Print segment, lower pass-through paper sales, cost control initiatives and lower incentive compensation expense partially offset by the acquisitions of Courier and Esselte. As a percentage of net sales, cost of sales decreased 0.4% year-over-year.

Selling, general and administrative expenses increased $12 million to $280 million for the year ended December 31, 2015 due to the acquisition of Courier and a $12 million increase in acquisition-related expenses, partially offset by a $6 million, or 2.2% decrease in foreign exchange rates, incentive compensation and information technology expenses. As a percentage of net sales, selling, general and administrative expenses increased from 7.0% for the year ended December 31, 2014 to 7.5% for the year ended

December 31, 2015 due to the impact of lower volume, lower pass-through paper sales and price pressures, partially offset by the decrease in incentive compensation expense and cost control initiatives.

For the year ended December 31, 2015, the Company recorded net restructuring and impairment charges of $57 million compared to $132 million in the same period in 2014. The Company incurred $20 million of employee termination costs for 766 employees, substantially all of whom were terminated as of December 31, 2016. These charges were the result of two facility closures in the Print segment, the integration of Courier and the reorganization of certain operations. The Company also recorded $19 million for payments to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to acquisition; $8 million of impairment charges primarily related to building, machinery and equipment associated with facility closings; lease termination and other restructuring charges of $7 million including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures; and $3 million of charges for multi-employer pension plan withdrawal obligations unrelated to facility closures for the year ended December 31, 2015.

For the year ended December 31, 2014, the Company recorded net restructuring, impairment and other charges of $132 million.

•

The Company recorded $100 million of non-cash charges for the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit. The goodwill impairment charge resulted from reductions in the estimated fair value of the reporting unit based on lower expectations for future revenue, profitability and cash flows as compared to expectations as of the prior annual goodwill impairment test. The lower expectations were due to an expected increase in volume declines and increasing price pressures resulting from declining demand, primarily in catalogs and magazines. Revenue and income from operations in the magazines, catalogs and retail inserts reporting unit for the year ended December 31, 2014 were lower than previous expectations due to volume declines and price pressures.

•	The Company recorded $17 million of charges related to the decision to withdraw from certain multi-employer pension plans serving facilities that are operating.
•

The Company recorded lease termination and other restructuring charges of $8 million for the year ended December 31, 2014, including charges related to multi-employer pension plans withdrawal obligations as a result of facility closures.

•

The Company incurred $5 million of employee termination costs for 96 employees, substantially all of whom were terminated as of December 31, 2016. These charges were primarily related to the integration of Esselte and the result of one facility closure in the Print segment as well as the reorganization of certain operations.

•

The Company also recorded non-cash charges of $2 million, for the impairment of buildings, machinery and equipment associated with a facility closure, net of gains on sales of previously impaired buildings and equipment.

Depreciation and amortization was $181 million for the years ended December 31, 2015 and 2014, due to lower capital spending in recent years compared to historical levels mostly offset by the impact of the acquisitions of Courier and Esselte. Depreciation and amortization included $17 million and $11 million of amortization of other intangible assets related to customer relationships and trade names for the year ended December 31, 2015 and 2014, respectively.

Income from operations for the year ended December 31, 2015 increased by $60 million or 80.0% to $135 million as compared to the year ended December 31, 2014 as a result of lower restructuring, impairment and other charges, the acquisitions of Courier and Esselte and cost control initiatives, partially offset by lower volume and continued price pressures in the Print segment, higher acquisition-related expenses of $12 million and an increase of $9 million related to a purchase accounting inventory adjustment.

	2015	2014	$ Change	% Change
	(in millions, except percentages)
Interest income-net	$(3)	$(4)	1	25.0%
Investment and other income-net	—	(9)	9	100.0%

Net interest income decreased by $1 million for the year ended December 31, 2015 versus the same period in 2014, primarily due to a decrease in the average outstanding notes receivable from an RRD affiliate.

Net investment and other income was de minimis and $9 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 2014, the Company recorded a $10 million bargain purchase gain related to the Esselte acquisition.

	2015	2014	$ Change	% Change
	(in millions, except percentages)
Income before income taxes	$138	$88	$50	56.8%
Income tax expense	64	30	34	113.3%
Effective income tax rate	46.5%	34.2%

The effective income tax rate for the year ended December 31, 2015 was 46.5% compared to 34.2% in the same period in 2014. The 2015 effective income tax rate reflected a tax expense of $6 million that was recorded due to an unfavorable court decision related to payment of prior year taxes in an international jurisdiction, the establishment of a valuation allowance on certain international net operating loss deferred tax assets and certain acquisition costs that are not deductible for tax purposes.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate. The descriptions of the reporting unit generally reflect the primary products provided by each reporting unit. Included in these net sales amounts are sales of other products or services that may be produced within a reporting unit to meet customer needs and improve operating efficiency.

Print

	Year Ended December 31,
	2015	2014
	(in millions, except percentages)
Net sales	$3,181	$3,353
Income from operations	96	47
Operating margin	3.0%	1.4%
Restructuring, impairment and other charges-net	53	127
Purchase accounting inventory adjustment	11	—

	Net Sales for the Year
	Ended December 31,
Reporting unit	2015	2014	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,807	$2,036	$(229)	(11.3%)
Book	925	787	138	17.5%
Europe	305	381	(76)	(19.9%)
Directories	144	149	(5)	(3.4%)
Total Print	$3,181	$3,353	$(172)	(5.1%)

Net sales for the Print segment for the year ended December 31, 2015 were $3,181 million, a decrease of $172 million, or 5.1%, compared to 2014, including a $76 million, or 2.3%, decrease due to changes in foreign exchange rates. Net sales decreased due to lower volume in magazines, catalogs and retail inserts, an $84 million or 2.5%, decrease in pass-through paper sales, price pressures, and lower volume in consumer and educational books, partially offset by the acquisition of Courier.

An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales decreased due to reduced volume, a decrease in pass-through paper sales and price pressures.
•	Books: Sales increased as a result of the acquisition of Courier, partially offset by reduced volume in consumer and educational books.
•	Europe: Sales decreased primarily due to changes in foreign exchange rates, reduced volume and price pressures.
•	Directories: Sales decreased primarily as a result of a decline in pass-through paper sales and lower volume resulting from electronic substitution.

Print segment income from operations increased $49 million for the year ended December 31, 2015 due to lower restructuring, impairment and other charges, cost control initiatives and lower incentive compensation expense, partially offset by volume declines in magazines, catalogs and retail inserts, price pressures, a $11 million charge from an inventory purchase accounting adjustment from the acquisition of Courier. Operating margins increased from 1.4% for the year ended December 31, 2014 to 3.0% for the year ended December 31, 2015. The lower restructuring, impairment and other charges impacted margins favorably by 2.1 percentage points. Operating margins also increased due to cost control initiatives, lower pass-through paper sales, and lower incentive compensation expense, which were more than offset by a 0.3 percentage point impact of the purchase accounting inventory adjustment, price pressures and unfavorable product mix.

Office Products

	Year Ended December 31,
	2015	2014
	(in millions, except percentages)
Net sales	$562	$500
Income from operations	47	40
Operating margin	8.4%	8.0%
Restructuring, impairment and other charges-net	4	5
Purchase accounting inventory adjustment	—	2

Net sales for the Office Products segment for the year ended December 31, 2015 were $562 million, an increase of $62 million, or 12.4%, compared to 2014, including an $8 million, or 1.6% decrease due to changes in foreign exchange rates. Net sales increased due to the acquisition of Esselte and higher volume in filing and binder products primarily related to new customers.

Office Products segment income from operations increased $7 million for the year ended December 31, 2015 mainly due to the acquisition of Esselte, cost control initiatives and the impact of a prior year purchase accounting inventory adjustment. Operating margins increased from 8.0% for the year ended December 31, 2014 to 8.4% for the year ended December 31, 2015 of which 0.4 percentage points are due to the impact of a prior year purchase accounting inventory adjustment and 0.3 percentage points are due to lower restructuring, impairment and other charges. These decreases were partially offset by unfavorable product mix and price pressures.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended December 31,
	2015	2014
	(in millions)
Operating expenses	$8	$12
Acquisition-related expenses	14	2

Corporate operating expenses in the year ended December 31, 2015 were $8 million, a decrease of $4 million compared to the year ended December 31, 2014. The decrease was driven by a $7 million LIFO inventory benefit in 2015 and lower incentive compensation expense, partially offset by higher acquisition-related expenses.

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

Non-GAAP adjusted EBITDA is not presented in accordance with GAAP and has important limitations as an analytical tool.  You should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP.  In addition, these measures are defined differently by different companies in our industry and, accordingly, such measures may not be comparable to similarly-titled measures of other companies.

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, spinoff-related transaction expenses, a pension settlement charge related to the Esselte defined benefit plan, acquisition-related expenses, purchase accounting inventory adjustments, and a gain on bargain purchase related to the Esselte acquisition. A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 is presented in the following table:

	For the Year Ended December 31,
	2016	2015	2014

Net income	$106	$74	$58
Restructuring, impairment and other charges – net	18	57	132
Spinoff-related transaction expenses	5	—	—
Pension settlement charge	1	—	—
Acquisition-related expenses	—	14	2
Purchase accounting inventory adjustments	—	11	2
Gain on bargain purchase	—	—	(9)
Depreciation and amortization	171	181	181
Interest expense (income) – net	18	(3)	(4)
Income tax expense	51	64	30
Non-GAAP adjusted EBITDA	$370	$398	$392

Years Ended December 31, 2016, 2015 and 2014

2016 Restructuring, impairment and other charges—net. The year ended December 31, 2016 included net restructuring charges of $18 million. The Company recorded $8 million for employee termination costs related to one facility closure in the Print segment, the expected closure of another facility in the first quarter of 2017 in the Print segment and the reorganization of certain operations.  Additionally, the Company recorded lease termination and other restructuring charges of $7 million. The Company recorded other charges of $3 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

2015 Restructuring, impairment and other charges—net. The year ended December 31, 2015 included $20 million for employee termination costs related to the closure of two facilities in the Print segment and the reorganization of certain operations; $19 million for payments to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to acquisition; $8 million of impairment charges primarily related to buildings, machinery and equipment associated with facility closings; $7 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures; and $3 million of charges for multi-employer pension plan withdrawal obligations unrelated to facility closures.

2014 Restructuring, impairment and other charges—net. The year ended December 31, 2014 included $100 million for the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit; $17 million for charges related to the decision to withdraw from multi-employer pension plans serving facilities that continued to operate; $8 million of lease termination and other restructuring costs, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures; $5 million for employee termination costs primarily related to the integration of Esselte, the closure of one facility in the Print segment and the reorganization of certain operations; and $2 million for impairment of other long-lived assets, primarily for buildings and machinery and equipment associated with facility closures.

Spinoff-related transaction expenses: The year ended December 31, 2016 included charges of $5 million for one-time transaction costs associated with becoming a standalone company.

Pension settlement charge. The year ended December 31, 2016 included a pension settlement charge of $1 million related to lump-sum pension settlement payments for the Esselte plan.

Acquisition-related expenses. Included charges of $14 million and $2 million related to legal, accounting and other expenses for the year ended December 31, 2015 and 2014, respectively, associated with completed acquisitions.

Purchase accounting inventory adjustments. Included a charge of $11 million for the year ended December 31, 2015 as a result of an inventory purchase accounting adjustment for Courier and a charge of $2 million for the year ended December 31, 2014 as result of an inventory purchase accounting adjustment for Esselte.

Gain on bargain purchase. The acquisition of Esselte resulted in a gain of $9 million for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its shareholders. Operating cash flows and the Company’s $400 million senior secured revolving credit facility (the “Revolving Credit Facility”) are the Company’s primary sources of liquidity and are expected to be used for, among other things, payment of interest and principal on the Company’s debt obligations, distributions to shareholders that may be approved by the Board of Directors, acquisitions, capital expenditures necessary to support productivity improvement and growth and completion of restructuring programs.

The following sections describe the Company’s cash flows for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$231	$275	$307
Net cash used in investing activities	41	121	135
Net cash used in financing activities	187	172	178

Cash flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

2016 compared to 2015

Net cash provided by operating activities was $231 million for the year ended December 31, 2016 compared to $275 million for the same period in 2015.  The decrease in net cash provided by operating activities reflected the timing of supplier payments and cash collections, increased costs related to the separation and interest payments in 2016.

Beginning October 1, 2016, transactions with RRD and Donnelley Financial are considered third-party and will be settled in cash, whereas prior to that date transactions were net settled among the three companies.  Operating cash flows for the three months ended December 31, 2016 were negatively impacted by an increase in trade receivables with RRD of $62 million and Donnelley Financial of $3 million, which was partially offset by an increase in trade payables with RRD of $56 million and Donnelley Financial of $1 million.  Refer to Note 20, Related Parties, for more information.

2015 compared to 2014

Net cash provided by operating activities was $275 million for the year ended December 31, 2015 compared to $307 million for the year ended December 31, 2014. The decrease in net cash provided by operating activities reflected the timing of customer payments and payments for employee-related liabilities, higher payments for incentive compensation costs and higher acquisition-related expenses. Operating cash flows related to allocated expenses that were recorded prior to the separation and resulted in a decrease in cash provided by operating activities in 2015, driven primarily by higher current income tax deemed settlements, partially offset by pension and postretirement benefit income allocations.

Cash flows from Investing Activities

2016 compared to 2015

Net cash used in investing activities for the year ended December 31, 2016 was $41 million compared to $121 million for the same period in 2015. Significant changes are as follows:

•

Capital expenditures were $48 million during the year ended December 31, 2016, an increase of $6 million as compared to the same period in 2015 primarily due to an increase in software capital expenditures related to, and in anticipation of the separation.

•	During the year ended December 31, 2015, net cash used for the acquisition of Courier was $111 million.
•	For the year ended December 31, 2016, proceeds from the sale of other assets were $6 million compared to $8 million for the same period in 2015.
•	During the year ended December 31, 2016, transfers from restricted cash were $9 million. There were no transfers from restricted cash in 2015.
•	There was also $24 million of cash provided from other investing activities during the year ended December 31, 2015 related to a notes receivable repayment from RRD and its affiliates.

2015 compared to 2014

Net cash used in investing activities for the year ended December 31, 2015 was $121 million compared to $135 million for the year ended December 31, 2014. Capital expenditures were $42 million during the year ended December 31, 2015, a decrease of $18 million as compared to the same period of 2014. During the year ended December 31, 2015, net cash used for the acquisition of Courier was $111 million. There were no transfers to restricted cash in 2015 as compared to $12 million for the same period of 2014.

Cash flows from Financing Activities

2016 compared to 2015

Net cash used in financing activities for the year ended December 31, 2016 was $187 million compared to $172 million for the same period in 2015.  Significant changes are as follows:

•	On September 30, 2016, the Company issued new debt presented as proceeds from the issuance of long-term debt of $816 million and debt issuance costs of $20 million.
•

Net transfers to parent and affiliates were $945 million and $100 million for the year ended December 31, 2016 and 2015, respectively.  The increase is primarily due to a cash dividend paid to RRD from the proceeds of the Company’s debt issuance.

•	During the year ended December 31, 2016, the Company made $13 million in net cash payments to RRD related to the separation from RRD on October 1, 2016.

•	During the year ended December 31, 2015, the Company repaid $72 million of debt assumed in the acquisition of Courier.
•	The Company paid an $8 million dividend to shareholders on December 1, 2016.

2015 compared to 2014

Net cash used in financing activities for the year ended December 31, 2015 was $172 million compared to $178 million used for the year ended December 31, 2014. Net transfers to parent and affiliates were $100 million for the year ended December 31, 2015, a decrease of $78 million as compared to the same period of 2014. During the year ended December 31, 2015, the Company repaid $72 million of debt assumed in the Courier acquisition.

Dividends

Cash dividends declared and paid to shareholders in 2016 totaled $8 million. On January 18, 2017, the Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on March 2, 2017 to shareholders of record on February 15, 2017.

The Credit Agreement generally allows annual dividend payments of up to $50 million in aggregate, though additional dividends may be allowed subject to certain conditions. The Company’s Board of Directors must review and approve future dividend payments and will determine whether to declare additional dividends based on the Company’s operating performance, expected future cash flows, debt levels, liquidity needs and investment opportunities.

The timing, declaration, amount and payment of any future dividends to the Company’s stockholders falls within the discretion of the Company’s Board of Directors. The decisions of the Company’s Board of Directors regarding the payment of future dividends depends on many factors, including but not limited to the Company’s financial condition, future prospects, earnings, capital requirements and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors may deem relevant. In addition, the terms of the agreements governing the Company’s existing debt or debt that the Company may incur in the future may limit or prohibit the payment of dividends. There can be no assurance that the Company will continue to pay a dividend.

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2016:

	Payments Due In
	Total	2017	2018	2019	2020	2021	Thereafter
	(in millions)
Debt (a)	$818	$54	$49	$43	$43	$43	$586
Interest due on debt (b)	371	64	60	57	54	51	85
Multi-employer pension withdrawals obligations	127	9	9	8	8	8	85
Operating leases (c)	197	49	39	35	25	21	28
Deferred compensation	8	1	1	—	—	—	6
Pension plan contributions (d)	14	7	7	—	—	—	—
Incentive compensation	8	8	—	—	—	—	—
Outsourced services	35	33	1	1	—	—	—
Other (e)	27	27	—	—	—	—	—
Total as of December 31, 2016	$1,605	$252	$166	$144	$130	$123	$790

(a)

Excludes unamortized debt issuance costs of $6 million and $9 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $9 million related to the Company’s Term Loan Facility. These amounts do not represent contractual obligations with a fixed amount or maturity date.

(b)	Includes scheduled interest payments for all debt, including estimates for the Company’s floating-rate debt.
(c)	Includes obligations to landlords.
(d)

Includes the high end of the estimated range for 2017 and 2018 pension plan contributions and does not include the obligations for subsequent periods, as the Company is unable to reasonably estimate the ultimate amounts.

(e)	Other primarily includes employee restructuring-related severance payments ($8 million), purchases of property, plant and equipment ($15 million) and purchases of natural gas ($3 million).

Liquidity

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.

Cash and cash equivalents were $95 million as of December 31, 2016 and December 31, 2015.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of December 31, 2016 included $44 million in the U.S. and $51 million at international locations. The Company has not recognized deferred tax liabilities as of December 31, 2016 related to local taxes on certain foreign earnings as all are considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Debt Issuances

On September 30, 2016, the Company issued $450 million of 8.75% Senior Secured Notes (the “Senior Notes”) due October 15, 2023.  Interest on the Senior Notes is due semi-annually on April 15 and October 15, commencing on April 15, 2017.  Net proceeds from the offering of the Senior Notes (“the Notes Offering”) were distributed to RRD in the form of a dividend.  The Company did not retain any proceeds from the Notes Offering.

The Senior Notes were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Senior Notes (the “Guarantors”).  The Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations. The Senior Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries.  The Senior Notes and the related guarantees are secured on a first-priority lien basis by substantially all assets of the Company and the Guarantors, subject to certain exceptions and permitted liens. The Indenture governing the Senior Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications.

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) which provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $375 million (the “Term Loan Facility”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $400 million (the “Revolving Credit Facility,”). The interest rate per annum applicable to the Term Loan Facility is equal to, at the Company’s option, either a base rate plus a margin of 5.00% or LIBOR plus a margin of 6.00%. The LIBOR rate is subject to a “floor” of 1%.  The interest rate per annum applicable to the Revolving Credit Facility is equal to a base rate plus a margin ranging from 1.75% to 2.25%, or LIBOR plus a margin ranging from 2.75% to 3.25%, in either case based upon the Consolidated Leverage Ratio of the Company and its restricted subsidiaries. Interest on the Credit Agreement is due at least quarterly commencing on December 31, 2016.  The Term Loan Facility will amortize in quarterly installments of $13 million for the first eight quarters and $11 million for subsequent quarters.  The debt issuance costs and original issue discount are being amortized over the life of the facilities using the effective interest method. The Term Loan Facility will mature on September 30, 2022 and the Revolving Credit Facility will mature on September 30, 2021.

On February 2, 2017, the Company paid in advance the full amount of required amortization payments, $50 million, for the year ended December 31, 2017 for the Term Loan Facility.

The proceeds of any collection or other realization of collateral received in connection with the exercise of remedies and any distribution in respect of collateral in any bankruptcy proceeding will be applied first to repay amounts due under the Revolving Credit Facility before the lenders under the Term Loan Facility or the holders of the Senior Notes receive such proceeds.

The Credit Agreement is subject to a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and the Consolidated Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $50 million in aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.

The Company used the net proceeds from the Term Loan Facility to fund a cash dividend to RRD in connection with the separation and to pay fees and expenses related to the separation from RRD.  The Company intends to use any additional borrowings under the Credit Facilities for general corporate purposes, including the financing of permitted investments.

There were no borrowings under the Revolving Credit Facility as of December 31, 2016. Based on the Company’s consolidated and combined statements of income for the year ended December 31, 2016 and existing debt, the Company would have had the ability to utilize the entire $400 million Credit Agreement and not have been in violation of the terms of the agreement.  Availability under the Revolving Credit Facility was reduced by $12 million of outstanding letters of credit.  The Company expects to obtain additional letters of credit related to workers’ compensation program, which will further reduce the availability by approximately $35 - $45 million.

The current availability under the Revolving Credit Facility and net availability as of December 31, 2016 is shown in the table below:

December 31, 2016
Total Liquidity	(in millions)
Cash	$95

Stated amount of the Revolving Credit Facility	$400
Less: availability reduction from covenants	—
Amount available under the Revolving Credit Facility	$400

Usage
Borrowings under the credit agreement	$—
Impact on availability related to outstanding letters of credit	12
Net Available Liquidity	$483

The Company was in compliance with its debt covenants as of December 31, 2016, and expects to remain in compliance based on management’s estimates of operating and financial results for 2017 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of December 31, 2016, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

As of December 31, 2016, the Company had $12 million in outstanding letters of credit issued under the Credit Agreement. As of December 31, 2016, the Company also had $16 million in other uncommitted credit facilities, primarily outside the U.S., (the “Other Facilities”). As of December 31, 2016, letters of credit and guarantees of a de minimis amount were issued and reduced availability under the Company’s Other Facilities. As of December 31, 2016, there were no borrowings under the Credit Agreement and the Other Facilities.

Acquisitions

During the year ended December 31, 2016, the Company paid $7 million, net of cash acquired, related to the acquisition of Continuum.  The Company paid the cash portion of the Continuum acquisition with cash on hand.

During the year ended December 31, 2015, the Company paid $111 million, net of cash acquired, related to the acquisition of Courier.  The Company financed the cash portion of the Courier acquisition with a combination of cash on hand and borrowings.

During the year ended December 31, 2014, the Company paid $76 million, net of cash acquired, related to the acquisition of Esselte.  The Company financed the cash portion of the Esselte acquisition with a combination of cash on hand and borrowings.

Refer to Note 3, Business Combinations, for more information.

Risk Management

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At December 31, 2016, the Company’s variable-interest borrowings were $362 million, or approximately 44.3%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at December 31, 2016 by approximately $19 million.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk.  The Company is primarily exposed to the currencies of the Canadian dollar, Polish zloty and Mexican peso. The Company does not use derivative financial instruments for trading or speculative purposes.

OTHER INFORMATION

Environmental, Health and Safety

For a discussion of certain environmental, health and safety issues involving the Company, refer to Note 11, Commitments and Contingencies, to the consolidated and combined financial statements.

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, refer to Note 11, Commitments and Contingencies, to the consolidated and combined financial statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated and combined financial statements are also described in Note 21, New Accounting Pronouncements, to the consolidated and combined financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks which may adversely impact the Company's results of operations and financial condition, including changes in interest and foreign currency exchange rates, changes in the economic environment that would impact credit positions and changes in the prices of certain commodities. The Company's management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. These risk management strategies may not fully insulate the Company from adverse impacts due to market risks.

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt. As of December 31, 2016, the Company had variable rate debt outstanding of $353 million at a current weighted average interest rate of

7.00% and fixed rate debt outstanding of $450 million at a current weighted average interest rate of 8.75%. The variable rate debt outstanding at December 31, 2016, is comprised of the $362 million Term Loan Facility entered into on September 30, 2016. The interest rate per annum applicable to the Term Loan Facility is equal to, at the Company’s option, either a base rate plus a margin of 5.00% or LIBOR plus a margin of 6.00%. However, the LIBOR rate is subject to a “floor” of 1%.  As of December 31, 2016, the interest rate on the Term Loan Facility was 7.00%. A hypothetical 10% change in interest rates in the near term would not have a material effect on interest expense or cash flows. A hypothetical 10% adverse change in interest rates in the near term would change the fair value of fixed rate debt at December 31, 2016, by approximately $19 million.

Foreign Currency Risk and Translation Exposure

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in most countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate.

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company's consolidated and combined balance sheets. As of December 31, 2016, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $62 million. The potential decrease in net current assets as of December 31, 2016, from a hypothetical 10% adverse change in quoted foreign currency exchange rates in the near term would be approximately $5 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates verses the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

These international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, potential restrictions on the movement of funds, differing tax structures, and other regulations and restrictions. Accordingly, future results could be adversely impacted by changes in these or other factors.

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $10 million as of December 31, 2016.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the year ended December 31, 2015, the Company's largest customer accounted for less than 10% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions in the near term could result in significant future charges.

Commodity Risk

The primary raw materials used by the Company are paper and ink. At this time, the Company's supply of raw materials is readily available from numerous vendors; however, based on market conditions, that could change in the future. The Company generally buys these raw materials based upon market prices that are established with the vendor as part of the procurement process.

To reduce price risk caused by market fluctuations, the Company has incorporated price adjustment clauses in certain sales contracts. Although the Company is able to pass commodity cost increases through to its customers, management believes a hypothetical 10% adverse change in the price of paper and other raw materials in the near term would have a significant effect on demand for the Company’s products due to the increase in total costs to our customers. Management is not able to quantify the likely impact of such a change in raw material prices on the Company’s consolidated and combined annual results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 15 of Part IV of this annual report on Form 10-K.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2016 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Under the rules and regulations of the SEC, LSC Communications is not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 until its annual report on Form 10-K for the year ending December 31, 2017. In its annual report on Form 10-K for the year ending December 31, 2017, management and the company’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2016, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we completed a series of changes to our financial reporting controls to support the separate financial reporting requirements of LSC Communications.  There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF LSC COMMUNICATIONS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “About the Continuing Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held May 18, 2017 (the “2017 Proxy Statement”).

The Company has adopted a policy statement entitled Code of Ethics that applies to its chief executive officer and senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company intends to post such information on its web site, www.lsccom.com. A copy of the Company’s Code of Ethics has been filed as Exhibit 14.1 to this Form 10-K.

EXECUTIVE OFFICERS OF LSC COMMUNICATIONS, INC.

Name, Age and
Positions with the Company	Business Experience

Thomas J. Quinlan, III 54, President, Chief Executive Officer and Chairman of the Board of Directors

Served as Chairman of the Board and Chief Executive Officer since October 2016. Prior to this, served as RRD’s President and Chief Executive Officer since April 2007 and from 2004 in various other positions, including Group President, Chief Financial Officer since April 2006 and Executive Vice President, Operations since February 2004.

Suzanne S. Bettman 52, Chief Administrative Officer and General Counsel

Served as Chief Administrative Officer and General Counsel since October 2016. Prior to this, served as RRD’s Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since January 2007 and as its Senior Vice President, General Counsel since March 2004.

Andrew B. Coxhead 48, Chief Financial Officer

Served as Chief Financial Officer since October 2016. Prior to this, served as RRD’s Senior Vice President and Chief Accounting Officer since October 2007, and Corporate Controller from October 2007 to January 2013 and from 1995 in various other positions including in financial planning, accounting, manufacturing management, operational finance and mergers and acquisitions, including as Vice President, Assistant Controller.

Kent A. Hansen 45, Chief Accounting Officer and Controller

Served as Chief Accounting Officer and Controller since October 2016. Prior to this, served as Vice President, Assistant Controller, of Baxalta, Incorporated, a biopharmaceutical company from 2015 to 2016. Prior to this, served in various finance and accounting roles from 2006 to 2015 with Scientific Games Corporation (formerly WMS Industries, Inc.), including Director of Accounting and SEC Reporting, Assistant Controller, and Group Chief Financial Officer.  Prior to this, previous experience included roles in accounting and financial reporting at Accenture and as an auditor at Ernst and Young LLP.

Richard T. Lane 60, Chief Strategy and Supply Chain Officer

Served as Chief Strategy and Supply Chain Officer since October 2016. Prior to this, served as RRD’s Executive Vice President of Global Business Solutions and was responsible for Product and Materials sourcing, Customer Service and Global Print Management Sales and Operations and from 1989 to 1997 and since 2005 in various capacities within RRD in sales, strategy and operations from 1989 to 1997, and from 1997 to 2005, with other companies in strategic sales and operations roles.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Director Compensation” of the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2017 Proxy Statement.

Information as of December 31, 2016 concerning compensation plans under which LSC Communications’ equity securities are authorized for issuance are as follows:

Number of Securities
	Number of Securities		Remaining Available for
	to Be Issued upon		Future Issuance under
	Exercise of	Weighted-Average	Equity Compensation Plans
	Outstanding Options,	Exercise Price of	(Excluding Securities
	Warrants and Rights	Outstanding Options,	Reflected in Column (1))
	(in thousands)	Warrants and Rights (b)	(in thousands)
	(1)	(2)	(3)
Plan Category
Equity compensation plan approved by security holders (a)	1,458	$25.32	2,022 (c)

(a)	Includes 1,158,944 shares issuable upon the vesting of restricted stock units.
(b)	Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(c)

The 2016 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 3,500,000 in the aggregate, of which 2,022,196 remain available for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Independence of Directors” of the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm” of the 2017 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this annual report on Form 10-K.

(b)	Exhibits

The exhibits listed on the accompanying index (pages E-1 through E-3) are filed as part of this annual report on Form 10-K.

(c)	Financial Statement Schedules omitted

Certain schedules have been omitted because the required information is included in the consolidated and combined financial statements and notes thereto or because they are not applicable or not required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2017.

LSC COMMUNICATIONS, INC.

By:	/ S / Andrew B. Coxhead
Andrew B. Coxhead Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 23rd day of February 2017.

Signature and Title	Signature and Title

/ S / THOMAS J. QUINLAN III	/ S / FRANCIS J. JULES *
Thomas J. Quinlan III President and Chief Executive Officer Chairman of the Board, Director (Principal Executive Officer)	Francis J. Jules Director

/ S / ANDREW B. COXHEAD	/ S / THOMAS F. O’TOOLE *
Andrew B. Coxhead Chief Financial Officer (Principal Financial Officer)	Thomas F. O’Toole Director

/ S / KENT A. HANSEN	/ S / RICHARD K. PALMER *
Kent A. Hansen Chief Accounting Officer and Controller (Principal Accounting Officer)	Richard K. Palmer Director

/ S / M. SHÂN ATKINS *	/ S / DOUGLAS W. STOTLAR *
M. Shân Atkins Director	Douglas W. Stotlar Director

/ S / MARGARET A. BREYA *	/ S / SHIVAN S. SUBRAMANIAM *
Margaret A. Breya Director	Shivan S. Subramaniam Director

/ S / JUDITH H. HAMILTON *
Judith H. Hamilton Director

By:	/ S / Suzanne S. Bettman
Suzanne S. Bettman As Attorney-in-Fact

*	By Suzanne S. Bettman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission

ITEM 15(a). INDEX TO FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
LSC Communications, Inc.

Chicago, Illinois

We have audited the accompanying consolidated and combined balance sheets of LSC Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated and combined statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of LSC Communications, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, prior to October 1, 2016, the accompanying consolidated and combined financial statements have been derived from the consolidated financial statements and accounting records of R. R. Donnelley & Sons Company. The consolidated and combined financial statements include the allocation of certain assets, liabilities, expenses and income that have historically been held at the RR Donnelley & Sons Company corporate level but which are specifically identifiable or attributable to the Company. The consolidated and combined financial statements also include expense allocations for certain corporate functions historically provided by R. R. Donnelley & Sons Company. These costs and allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate unaffiliated entity apart from R. R. Donnelley & Sons Company.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 23, 2017

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(in millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$3,654	$3,743	$3,853
Cost of sales (exclusive of depreciation and amortization)	2,823	2,874	2,953
Cost of sales with RRD and affiliates (exclusive of depreciation and amortization)	208	216	244
Total cost of sales	3,031	3,090	3,197
Selling, general and administrative expenses (exclusive of depreciation and amortization)	259	280	268
Restructuring, impairment and other charges-net (Note 4)	18	57	132
Depreciation and amortization	171	181	181
Income from operations	175	135	75
Interest expense (income)-net (Note 12)	18	(3)	(4)
Investment and other income-net	—	—	(9)
Income before income taxes	157	138	88
Income tax expense (Note 15)	51	64	30
Net income	$106	$74	$58

Net income per common share (Note 13)
Basic net earnings per share	$3.25	$2.27	$1.79
Diluted net earnings per share	$3.23	2.27	$1.79

Weighted average number of common shares outstanding
Basic	32.5	32.4	32.4
Diluted	32.8	32.4	32.4

See Notes to the Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$106	$74	$58

Other comprehensive income (loss), net of tax (Note 16)
Translation adjustments	5	(28)	(33)
Adjustments for net pension and other post-retirement benefits plan cost	35	(9)	1
Other comprehensive income (loss)	40	(37)	(32)
Comprehensive income	$146	$37	$26

See Notes to the Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$95	$95
Receivables, less allowances for doubtful accounts of $10 in 2016 (2015: $11)	667	617
Inventories (Note 7)	193	218
Prepaid expenses and other current assets	21	30
Total current assets	976	960
Property, plant and equipment-net (Note 8)	608	718
Goodwill (Note 5)	84	81
Other intangible assets-net (Note 5)	131	148
Deferred income taxes	57	36
Other noncurrent assets	96	68
Total assets	$1,952	$2,011
LIABILITIES
Accounts payable	$294	$289
Accrued liabilities (Note 10)	237	203
Short-term and current portion of long-term debt (Note 12)	52	2
Total current liabilities	583	494
Long-term debt (Note 12)	742	3
Pension liabilities	279	1
Deferred income taxes	2	152
Other noncurrent liabilities	106	84
Total liabilities	1,712	734
Commitments and Contingencies (Note 11)
EQUITY
LSC Communications' shareholders' equity
Common stock, $0.01 par value
Authorized: 65,000,000 shares;
Issued: 32,449,669 shares in 2016	—	—
Additional paid-in-capital	770	—
Retained earnings	1	—
Accumulated other comprehensive loss	(531)	(205)
Net parent company investment	—	1,482
Total equity	240	1,277
Total liabilities and equity	$1,952	$2,011

See Notes to the Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net income	$106	$74	$58
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	—	8	103
Depreciation and amortization	171	181	181
Provision for doubtful accounts receivable	6	3	5
Share-based compensation	8	6	6
Deferred income taxes	(18)	(38)	(59)
Changes in uncertain tax positions	—	7	—
Gain on bargain purchase	—	—	(10)
Other	(2)	(1)	—
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable- net	(52)	(2)	37
Inventories	29	24	(7)
Prepaid expenses and other current assets	(7)	21	1
Accounts payable	13	2	(11)
Income taxes payable and receivable	1	11	(1)
Accrued liabilities and other	(24)	(21)	4
Net cash provided by operating activities	231	275	307
Cash Flows from Investing Activities
Capital expenditures	(48)	(42)	(60)
Acquisition of businesses, net of cash acquired	(8)	(111)	(76)
Proceeds from sales of other assets	6	8	13
Transfers from (to) restricted cash	9	—	(12)
Other investing activities	—	24	—
Net cash used in investing activities	(41)	(121)	(135)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	816	—	—
Payments of current maturities and long-term debt	(17)	(72)	—
Debt issuance costs	(20)	—	—
Dividends paid	(8)	—	—
Payments to RRD	(13)	—	—
Net transfers to Parent and affiliates	(945)	(100)	(178)
Net cash used in financing activities	(187)	(172)	(178)
Effect of exchange rate on cash and cash equivalents	(3)	(12)	(14)
Net decrease in cash and cash equivalents	—	(30)	(20)
Cash and cash equivalents at beginning of year	95	125	145
Cash and cash equivalents at end of period	$95	$95	$125

Supplemental non-cash disclosure:
Assumption of warehousing equipment related to customer contract	$9	$—	$—
Issuance of 8 million shares of R. R. Donnelley & Sons stock for acquisition of a business	$—	$154	$—
Issuance of 1 million shares of R. R. Donnelley & Sons stock for acquisition of a business	$—	$—	$18

See Notes to the Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in-	Net Parent Company	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Investment	Deficit)	Loss	Equity
Balance at January 1, 2014	—	$—	$—	$1,451	$—	$(136)	$1,315
Net income	—	—	—	58	—	—	58
Net transfers to parent company	—	—	—	(166)	—	—	(166)
Other comprehensive loss	—	—	—	—	—	(32)	(32)
Balance at December 31, 2014	—	$—	$—	$1,343	$—	$(168)	$1,175
Net income	—	—	—	74	—	—	74
Net transfers from parent company	—	—	—	65	—	—	65
Other comprehensive loss	—	—	—	—	—	(37)	(37)
Balance at December 31, 2015	—	$—	$—	$1,482	$—	$(205)	$1,277
Net income	—	—	—	97	9	—	106
Net transfers to parent company	—	—	—	(934)	—	—	(934)
Separation-related adjustments	—	—	—	122	—	(366)	(244)
Reclassification of net parent investment to additional paid-in capital	—	—	767	(767)	—	—	—
Issuance of common stock upon separation	32	—	—	—	—	—	—
Share-based compensation	—	—	3	—	—	—	3
Cash dividends paid	—	—	—	—	(8)	—	(8)
Other comprehensive income	—	—	—	—	—	40	40
Balance at December 31, 2016	32	$—	$770	$—	$1	$(531)	$240

See Notes to the Consolidated and Combined Financial Statements

LSC Communications, Inc.

Notes to Consolidated and Combined Financial Statements

(tabular amounts in millions, except per share data)

Note 1.  Overview and Basis of Presentation

Description of Business and Separation

The principal business of LSC Communications, Inc., a Delaware corporation, and its direct or indirect wholly-owned subsidiaries (“LSC Communications,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of traditional and digital print, print-related services and office products.  The Company serves the needs of publishers, merchandisers and retailers worldwide with a service offering that includes e-services, warehousing and fulfillment and supply chain management. The Company utilizes a broad portfolio of technology capabilities coupled with consultative attention to clients' needs to increase speed to market, reduce costs, provide postal savings to customers and improve efficiencies. The Company prints magazines, catalogs, retail inserts, books, and directories and its office products offerings include filing products, note-taking products, binders, tax and stock forms and envelopes.

  On October 1, 2016 (the “separation date”), R. R. Donnelley & Sons Company (“RRD” or the “Parent”) completed the previously announced separation (the “separation”) into three separate independent publicly-traded companies: (i) its publishing and retail-centric print services and office products business (“LSC Communications”); (ii) its financial communications services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and (iii) a global, customized multichannel communications management company, which is the business of RRD after the separation.  To effect the separation, RRD undertook a series of transactions to separate net assets and legal entities.  RRD completed the distribution (the “distribution”) of 80.75%, of the outstanding common stock of LSC Communications and Donnelley Financial to RRD shareholders on October 1, 2016.  RRD retained a 19.25% ownership stake in both LSC Communications and Donnelley Financial.  On October 1, 2016, RRD shareholders of record as of the close of business on September 23, 2016 received one share of LSC Communications common stock and one share of Donnelley Financial common stock for every eight shares of RRD common stock held as of the record date. As a result of the separation, LSC Communications and Donnelley Financial are now independent publicly-traded companies and began regular way trading under the symbols “LKSD” and “DFIN,” respectively, on the New York Stock Exchange on October 3, 2016.  RRD remains an independent publicly-traded company trading under the symbol “RRD” on the New York Stock Exchange.

In connection with the separation, LSC Communications, RRD and Donnelley Financial entered into commercial arrangements and transition services agreements.  Under the terms of the commercial arrangements, RRD continues to provide, among other things, logistics, premedia, production and sales services to LSC Communications.  RRD will also provide LSC Communications certain global outsourcing, technical support and other services.  LSC Communications also continues to provide print and bind services for Donnelley Financial. In addition, LSC Communications continues to provide sales support services to RRD’s Asia and Mexico print and graphics management businesses in order to facilitate sales of books and related products to the U.S.

Under the terms of the transition services agreements, RRD provides certain services to LSC Communications, including, but not limited to, in such areas as tax, information technology, treasury, internal audit, human resources, accounting, purchasing, communications, security and compensation and benefits.  These agreements facilitated the separation by allowing LSC Communications to operate independently prior to establishing stand-alone back office systems across its organization.  Transition services may be provided for up to twenty-four months following the separation.  LSC Communications provides certain services to RRD and Donnelley Financial including, but not limited to, information technology and credit services.

The Company and RRD also entered into:

•

A separation and distribution agreement (of which Donnelley Financial is also a party) which accomplished the distribution of LSC Communications’ common stock and the distribution of Donnelley Financial’s common stock to RRD’s common stockholders, and which governs the Company’s relationships with RRD and Donnelley Financial with respect to pre-separation matters and provides for the allocation of employee benefit, litigation and other liabilities and obligations attributable to periods prior to the separation;

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

Final copies of such agreements are filed as exhibits to this annual report on Form 10-K.

Basis of Presentation

   The accompanying consolidated and combined financial statements reflect the consolidated statements of income and balance sheets of the Company as an independent, publicly traded company for the periods after the separation, and the combined statements of income and balance sheets of the Company as a combined reporting entity of RRD for the periods prior to the separation.

The consolidated and combined financial statements include the statements of income, balance sheets, and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).

Certain prior year amounts were restated to conform to the Company’s current consolidated and combined balance sheet classifications.

Prior to the Separation

The combined financial statements were prepared on a stand-alone basis and were derived from RRD’s consolidated financial statements and accounting records. They include certain expenses of RRD which were allocated to LSC Communications for certain corporate functions, including healthcare and pension benefits, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight.  These expenses were allocated to the Company on the basis of direct usage, when available, with the remainder allocated on a pro rata basis by revenue, employee headcount, or other measures. The Company considered the allocation methodologies and results to be reasonable for all periods presented; however, these allocations may not be indicative of the actual expenses that LSC Communications would have incurred as an independent public company or the costs it may incur in the future.  The income tax amounts in these combined financial statements were calculated based on a separate income tax return methodology and presented as if the Company’s operations were separate taxpayers in the respective jurisdictions.

All intercompany transactions and accounts have been eliminated.  All intracompany transactions between LSC Communications, RRD and Donnelley Financial are considered to be effectively settled in the consolidated and combined financial statements at the time the transaction is recorded.  The total net effect of the settlement of these intracompany transactions is reflected in the consolidated and combined statements of cash flows as a financing activity and in the consolidated and combined balance sheets as net parent company investment.  Net parent company investment is primarily impacted by contributions from RRD which are the result of treasury activities and net funding provided by or distributed to RRD.  In connection with the separation, the net parent investment balance was transferred to additional paid-in-capital in the consolidated and combined balance sheets.

After the Separation

On October 1, 2016, the Company recorded certain separation-related adjustments primarily related to certain assets and liabilities which were distributed as part of the separation from RRD, resulting in a net $244 million decrease to equity.  The adjustments primarily related to the assumption of certain pension obligations and plan assets in single employer plans for the Company’s employees and certain former employees and retirees of RRD.  The Company recorded a net benefit obligation of $358 million as of October 1, 2016 for these plans.  In addition, the Company recorded separation-related adjustments for certain workers’ compensation liabilities of $39 million, of which $11 million was short-term and $28 million was long-term, and a workers’ compensation recovery asset of $5 million. Refer to the separation-related adjustments disclosed in consolidated and combined statement of equity. Additional separation-related adjustments may be recorded in future periods.

LSC Communications generates a portion of its net sales from sales to RRD and its subsidiaries.  Additionally, LSC Communications utilizes RRD for freight and logistics when shipping finished goods to its customers, premedia services and printing products.  Refer to Note 20, Related Parties, for more information.

Note 2. Significant Accounting Policies

Use of Estimates—The preparation of the consolidated and combined financial statements, in conformity with GAAP, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods.

Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, inventory obsolescence, asset valuations and useful lives, employee benefits, self-insurance reserves, taxes, restructuring and other provisions and contingencies.

Foreign Operations—Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates existing at the respective balance sheet dates. Income and expense items are translated at the average rates during the respective periods. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) while transaction gains and losses are recorded in net earnings. Deferred taxes are not provided on cumulative foreign currency translation adjustments when the Company expects foreign earnings to be permanently reinvested.

Fair Value Measurements—Certain assets and liabilities are required to be recorded at fair value on a recurring basis. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company records the fair value of its pension plan assets on a recurring basis. Assets measured at fair value on a nonrecurring basis include long-lived assets held and used, long-lived assets held for sale, goodwill and other intangible assets. The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values. The three-tier value hierarchy, which prioritizes valuation methodologies based on the reliability of the inputs, is:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.

Revenue Recognition—The Company recognizes revenue for the majority of its products upon transfer of title and the passage of the risk of ownership, which is generally upon shipment to the customer. Contracts generally specify F.O.B. shipping point terms. Under agreements with certain customers, custom products may be stored by the Company for future delivery. In these situations, the Company may also receive a logistics or warehouse management fee for the services it provides. In certain of these cases, delivery and billing schedules are outlined in the customer agreement and product revenue is recognized when manufacturing is complete, title and risk of ownership transfer to the customer, and there is a reasonable assurance as to collectability. Because the majority of products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer credits at the time of sale.

Revenue from the Company’s co-mail and list services operations is recognized when services are completed.

The Company records deferred revenue in situations where amounts are invoiced but the revenue recognition criteria outlined above are not met. Such revenue is recognized when all criteria are subsequently met.

Billings for shipping and handling costs are recorded gross. Many of the Company’s operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers. No revenue is recognized for customer-supplied paper, but revenues for Company-supplied paper are recognized on a gross basis.

The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

By-product recoveries—The Company records the sale of by-products as a reduction of cost of sales.

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term securities consist of investment grade instruments of governments, financial institutions and corporations.

Receivables—Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of our net sales in 2016, 2015 or 2014. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. Refer to Note 6, Accounts Receivable, for details of activity affecting the allowance for doubtful accounts receivable.

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or market and net of excess and obsolescence reserves for raw materials and finished goods. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory. Specific excess and obsolescence provisions are also made when a review of specific balances indicates that the inventories will not be utilized in production or sold.

The cost of 85.5% and 78.9% of the inventories at December 31, 2016 and 2015, respectively, has been determined using the Last-In, First-Out (“LIFO”) method. This method is intended to reflect the effect of inventory replacement costs within the consolidated and combined statements of income; accordingly, charges to cost of sales generally reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (“FIFO”) or specific identification methods.

Long-Lived Assets—The Company assesses potential impairments to its long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are reviewed annually for impairment or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. An impaired asset is written down to its estimated fair value based upon the most recent information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Long-lived assets, other than goodwill and other intangible assets, that are held for sale, are recorded at the lower of the carrying value or the fair market value less the estimated cost to sell.

Property, plant and equipment—Property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives range from 15 to 40 years for buildings, the lesser of 7 years or the lease term for leasehold improvements and from 3 to 15 years for machinery and equipment. Maintenance and repair costs are charged to expense as incurred. Major overhauls that extend the useful lives of existing assets are capitalized. When properties are retired or disposed, the costs and accumulated depreciation are eliminated and the resulting profit or loss is recognized in the results of operations.

Goodwill—Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit. Prior to the separation, the Company’s goodwill balances for certain reporting units were reallocated based on the relative fair values of the businesses.

Goodwill is reviewed for impairment annually as of October 31 or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying value.

For certain reporting units, the Company may perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing this qualitative analysis, the Company considers various factors, including the excess of prior year estimates of fair value compared to carrying value, the effect of market or industry changes and the reporting unit’s actual results compared to projected results. Based on this qualitative analysis, if management determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying value, no further impairment testing is performed.

For the remaining reporting units, the Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value. If the carrying value exceeds the reporting unit’s fair value, the Company performs an additional fair value measurement calculation to determine the impairment loss, which is charged to operations in the period identified. Refer to Note 4, Restructuring, Impairment and Other Charges, for further discussion.

The Company also performs an interim review for indicators of impairment at each quarter-end to assess whether an interim impairment review is required for any reporting unit. In the Company’s impairment review at October 31, 2016, and its interim review for indicators of impairment as of December 31, 2016, management concluded that there were no indicators that the fair value of any of the reporting units with goodwill was more likely than not below its carrying value.

Amortization—Certain costs to acquire and develop internal-use computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Amortization expense, primarily related to internally-developed software and excluding amortization expense related to other intangible assets, was $5 million, $5 million and $3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Deferred debt issuance costs are amortized over the term of the related debt.

Other intangible assets, except for those intangible assets with indefinite lives, are recognized separately from goodwill and are amortized over their estimated useful lives. Other intangible assets with indefinite lives are not amortized. Refer to Note 5, Goodwill and Other Intangible Assets, for further discussion of other intangible assets and the related amortization expense.

Share-Based Compensation—Prior to the separation, RRD maintained an incentive share-based compensation program for the benefit of its officers, directors, and certain employees, including certain LSC Communications employees. The share-based compensation expense was allocated to the Company based on the awards and terms previously granted to the Company’s employees, as well as an allocation of expense related to RRD’s corporate and shared functional employees.  After the separation, the Company recognizes share-based compensation expense based on estimated fair values for all share-based awards made to employees and directors. The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. Refer to Note 17, Stock and Incentive Programs for Employees, for further discussion.

Pension and Other Postretirement Benefits Plans—Prior to the separation, certain employees of the Company participated in various pension and postretirement health care plans sponsored by RRD. In the company’s combined financial statements, these plans were accounted for as multiemployer benefit plans and no net liabilities were reflected in the Company’s combined balance sheets as there were no unfunded contributions due at the end of any reporting period. The Company’s statements of income included expense allocations for these benefits. These expenses were funded through intercompany transactions with RRD and were reflected within net parent company investment in LSC Communications. Certain plans in LSC Communications’ Mexico and U.S. operations were direct obligations of LSC Communications and were recorded in the consolidated and combined financial statements.

At the separation date, the Company recorded net benefit obligations transferred from RRD.  The Company records annual income and expense amounts relating to its pension plans based on calculations which include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors. Refer to Note 14, Retirement Plans, for further discussion.

Taxes on Income—Prior to the separation, in the Company’s combined financial statements, income tax expense and deferred tax balances were calculated on a separate return basis, although with respect to certain entities, the Company’s operations were historically included in the tax returns filed by the respective RRD entities of which the Company’s business was formerly a part. For periods after the separation, the Company will file tax returns on its own behalf. The provision for income tax and income tax balances after the separation represent the Company's tax liabilities as an independent company.

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded.

Deferred U.S. income taxes and foreign taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in foreign subsidiaries because such excess is considered to be permanently reinvested in those operations. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company’s foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company recognizes a tax position in its financial statements when it is more likely than not (a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s consolidated and combined financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. Refer to Note 15, Income Taxes, for further discussion.

Comprehensive Income (Loss)—Comprehensive income (loss) for the Company consists of net earnings, unrecognized actuarial gains and losses and foreign currency translation adjustments. Refer to Note 16, Comprehensive Income, for further discussion.

Note 3.  Business Combinations

2016 Acquisition

On December 2, 2016, the Company acquired Continuum Management Company, LLC (“Continuum”), a print procurement and management business.  The acquisition enhanced the Company’s print management’s capabilities.  The purchase price for Continuum was $7 million in cash, of which $3 million was recorded in goodwill, based on preliminary acquisition accounting. The allocation of purchase price will be completed as soon as it is practicable, but no later than one year from the acquisition date.

2015 Acquisition

On June 8, 2015, RRD acquired Courier Corporation (“Courier”), a leader in digital printing and publishing primarily in the United States, specializing in educational, religious and trade books. The acquisition expanded the Company’s digital printing capabilities. Courier’s book manufacturing operations and publishing operations are included in LSC Communications’ consolidated and combined financial statements.  Courier‘s Brazilian operations are not part of LSC Communications; therefore, the Company’s consolidated and combined financial statements do not include Courier’s Brazilian operations. The purchase price for Courier was $137 million in cash and 8 million shares of RRD common stock, or a total transaction value of $292 million (including $6 million related to Brazil) based on RRD’s closing share price on June 5, 2015, plus the assumption of Courier’s debt of $78 million (including $2 million related to Brazil).  Courier had $21 million (including $0.4 million related to Brazil) of cash as of the date of acquisition.  Immediately following the acquisition, substantially all of the debt assumed was repaid.

For the year ended December 31, 2015, the Company’s combined financial statements included net sales of $184 million and a loss before income taxes of $3 million related to the Courier acquisition, including restructuring, impairment and other charges of $25 million and a charge of $11 million resulting from an inventory purchase accounting adjustment.

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

     The tax deductible goodwill related to Courier was $8 million.

     Based on the valuation, the final purchase price allocation for the Courier acquisition was as follows:

Accounts receivable	$33
Inventories	59
Prepaid expenses and other current assets	38
Property, plant and equipment	158
Other intangible assets	104
Other noncurrent assets	8
Goodwill	51
Accounts payable and accrued liabilities	(19)
Other noncurrent liabilities	(6)
Deferred taxes-net	(84)
Total purchase price-net of cash acquired	342
Less: debt assumed	77
Less: value of common stock issued by RRD	154
Net cash paid	$111

The fair values of other intangible assets, technology (included in other noncurrent assets) and goodwill associated with the acquisition of Courier were determined to be Level 3 under the fair value hierarchy.  The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$94	Excess earnings	Discount rate Attrition rate	14.0% - 17.0% 0.0% - 5.0%
Trade names	10	Relief-from-royalty method	Discount rate Royalty rate (pre-tax)	12.0% 0.3% - 1.0%
Technology	2	Relief-from-royalty method	Discount rate	11.0%
			Royalty rate (pre-tax)	15.0%

The fair values of property, plant and equipment associated with the Courier acquisition were determined to be Level 3 under the fair value hierarchy and were estimated using either the market approach, if a secondhand market existed, or cost approach.

2014 Acquisition

On March 25, 2014, the Company acquired substantially all of the North American operations of Esselte Corporation (“Esselte”), a developer and manufacturer of nationally branded and private label office and stationery products. The acquisition, combined with the Company’s existing products, created a more competitive and efficient office products supplier capable of supplying enhanced offerings across the combined customer base. The purchase price for Esselte included $82 million in cash and 1 million shares of RRD common stock, or a total transaction value of $101 million based on RRD’s closing share price on March 24, 2014. Esselte had $6 million of cash as of the date of acquisition.

The fair value of the identifiable net assets acquired of approximately $110 million exceeded the purchase price of $101 million, resulting in a bargain purchase gain of $10 million for the year ended December 31, 2014, which was recorded in net investment and other (income) expense. The gain on the bargain purchase was primarily attributable to RRD’s ability to use certain tax operating losses.

The tax deductible goodwill related to the Esselte acquisition was $7 million.

Based on the valuation, the final purchase price allocation for the Esselte acquisition was as follows:

Accounts receivable	$54
Inventories	24
Prepaid expenses and other current assets	2
Property, plant and equipment	40
Other intangible assets	25
Accounts payable and accrued liabilities	(45)
Other noncurrent liabilities	(16)
Deferred taxes-net	20
Total purchase price-net of cash acquired	104
Less: value of common stock issued by RRD	18
Less: Gain on bargain purchase	10
Net cash paid	$76

The fair values of other intangible assets associated with the acquisition of Esselte were determined to be Level 3 under the fair value hierarchy. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$16	Excess earnings	Discount rate Attrition rate	21.0% 5.0%

Trade names	9	Relief-from-royalty method	Discount rate Royalty rate (pre-tax)	19.0% 1.5%

The fair values of property, plant and equipment associated with the Esselte acquisition were determined to be Level 3 under the fair value hierarchy and were estimated using either the market approach, if a secondhand market existed, or cost approach.

For the year ended December 31, 2016, there were de minimis acquisition-related expenses associated with the completed acquisition.  For the years ended December 31, 2015 and 2014, the Company recorded $14 million and $1 million, respectively, of acquisition-related expenses, associated with completed acquisitions, within selling, general and administrative expenses in the consolidated and combined statements of income.

Pro forma results

The following unaudited pro forma financial information for the year ended December 31, 2016 presents the consolidated and combined statements of income of the Company and the acquisitions of Continuum and Courier described above, as if the acquisitions had occurred as of January 1 of the year prior to acquisition.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated future statements of income and balance sheets that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s consolidated future statements of income or balance sheets.   Pro forma adjustments are tax-effected at the applicable statutory tax rates.

	Year ended December 31,
	2016	2015
Net sales	$3,698	$3,911
Net income	106	107

The following table outlines unaudited pro forma financial information for the year ended December 31, 2015:

Year ended December 31, 2015
Amortization of purchased intangibles	$21
Restructuring, impairment and other charges	31

Additionally, the pro forma adjustments affecting net income for the year ended December 31, 2015 were as follows:

Year ended December 31, 2015
Depreciation and amortization of purchased assets, pre-tax	$(3)
Acquisition-related expenses, pre-tax	19
Restructuring, impairment and other charges, pre-tax	26
Inventory fair value adjustments, pre-tax	11
Other pro forma adjustments, pre-tax	1
Income taxes	(13)

Note 4.  Restructuring, Impairment and Other Charges

2016 Restructuring, Impairment and Other Charges

2016	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$6	$6	$12	$—	$3	$15
Corporate	2	1	3	—	—	3
Total	$8	$7	$15	$—	$3	$18

Restructuring and Impairment Charges

For the year ended December 31, 2016, the Company recorded net restructuring charges of $8 million for employee termination costs for an aggregate of 222 employees, of whom 64 were terminated as of or prior to December 31, 2016.  These charges primarily related to one facility closure in the Print segment, the expected closure of another facility in the first quarter of 2017 in the Print segment and the reorganization of certain operations.  Additionally, the Company recorded lease termination and other restructuring charges of $7 million. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

Other Charges

For the year ended December 31, 2016, the Company recorded other charges of $3 million for multi-employer pension plan withdrawal obligations unrelated to facility closures. The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $6 million and $39 million, respectively, at December 31, 2016.   Refer to Note 14, Retirement Plans, for further discussion of multi-employer pension plans.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in such plans and any decisions by those employers to withdraw from such plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multi-employer pension plans, including certain plans from which the Company has previously withdrawn, could have a material effect on the Company’s previously estimated withdrawal liabilities, consolidated and combined statements of income, balance sheets or cash flows.

2015 Restructuring, Impairment and Other Charges

2015	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$19	$5	$24	$7	$22	$53
Office Products	1	2	3	1	—	4
Total	$20	$7	$27	$8	$22	$57

Restructuring and Impairment Charges

For the year ended December 31, 2015, the Company recorded net restructuring charges of $20 million for employee termination costs for 766 employees, of whom 536 were terminated as of December 31, 2015. These charges primarily related to the closure of two facilities in the Print segment, the integration of Courier and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $7 million for the year ended December 31, 2015, including charges related to multiemployer pension plan withdrawal obligations as a result of facility closures. For the year ended December 31, 2015, the Company also recorded $8 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

Other Charges

For the year ended December 31, 2015, the Company recorded charges of $22 million, including integration charges of $19 million for payments made to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to the acquisition and $3 million of charges for multiemployer pension plan withdrawal obligations unrelated to facility closures. The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from all multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $6 million and $42 million, respectively. Refer to Note 14, Retirement Plans, for further discussion of multi-employer pension plans.

2014 Restructuring, Impairment and Other Charges

2014	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$1	$6	$7	$103	$17	$127
Office Products	4	2	6	(1)	—	5
Total	$5	$8	$13	$102	$17	$132

Restructuring and Impairment Charges

For the year ended December 31, 2014, the Company recorded net restructuring charges of $5 million for employee termination costs for 96 employees, substantially all of whom were terminated as of December 31, 2016. These charges primarily related to the integration of Esselte as well as one facility closure within the Print segment, continuing charges related to a facility closure in the prior year and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $8 million for the year ended December 31, 2014, including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures. For the year ended December 31, 2014, the Company also recorded $2 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings. The impairment charges are net of gains related to the sale of previously impaired other long lived assets. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

As a result of the Company’s annual goodwill impairment test, the Company recorded non-cash charges of $100 million to recognize the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit within the Print segment. The goodwill impairment charges resulted from a reduction in the estimated fair value of the reporting unit based on lower expectations of future revenue, profitability and cash flows as compared to expectations as of the last annual goodwill impairment test. The lower expectations for the magazines, catalogs and retail inserts reporting unit were due to accelerating volume declines and increasing price pressures resulting from declining demand, primarily in catalogs and magazines. Revenue and income from operations in the magazines, catalogs and retail inserts reporting unit for the year ended December 31, 2014 were lower than previous expectations due to volume declines and price pressures. The negative trends experienced in 2014 were expected to continue in future years. The goodwill impairment charges were determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions in valuing the significant tangible and intangible assets.

Other Charges

For the year ended December 31, 2014, the Company recorded charges of $17 million as a result of its decision to withdraw from all multi-employer pension plans serving facilities that are currently operating. These charges for multi-employer pension plan withdrawal obligations, unrelated to facility closures, represent the Company’s best estimate of the expected settlement of these withdrawal liabilities. Refer to Note 14, Retirement Plans, for further discussion of multi-employer pension plans.

Restructuring Reserve

The restructuring reserve as of December 31, 2016 and 2015, and changes during the year ended December 31, 2016, were as follows:

	December 31, 2015	Restructuring Charges	Foreign Exchange and Other	Cash Paid	December 31, 2016
Employee terminations	$13	$8	$2	$(15)	$8
Multi-employer pension plan withdrawal obligations	20	2	—	(4)	18
Lease terminations and other	4	5	—	(7)	2
Total	$37	$15	$2	$(26)	$28

The current portion of restructuring reserves of $13 million at December 31, 2016 was included in accrued liabilities, while the long-term portion of $15 million, which primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at December 31, 2016.

Payments on all of the Company’s multi-employer pension plan withdrawal obligations are scheduled to be completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multi-employer pension plan withdrawals. Refer to Note 14, Retirement Plans, for further discussion of multi-employer pension plans.

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

The restructuring reserve as of December 31, 2015 and 2014, and changes during the year ended December 31, 2015, were as follows:

	December 31, 2014	Restructuring Charges	Foreign Exchange and Other	Cash Paid	December 31, 2015
Employee terminations	$4	$20	$1	$(12)	$13
Multi-employer pension plan withdrawal obligations	21	1	2	(4)	20
Lease terminations and other	5	6	—	(7)	4
Total	$30	$27	$3	$(23)	$37

The current portion of restructuring reserves of $19 million at December 31, 2015 was included in accrued liabilities, while the long-term portion of $18 million, primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at December 31, 2015.

Note 5.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows:

	Print	Office Products	Total
Net book value as of January 1, 2015
Goodwill	$800	$109	$909
Accumulated impairment losses	(800)	(79)	(879)
Total	—	30	30
Acquisition	51	—	51
Net book value as of December 31, 2015
Goodwill	$845	$109	$954
Accumulated impairment losses	(794)	(79)	(873)
Total	51	30	81
Acquisition	3	—	3
Net book value as of December 31, 2016
Goodwill	852	109	961
Accumulated impairment losses	(798)	(79)	(877)
Total	$54	$30	$84

There was no impairment of goodwill during the years ended December 31, 2016 and 2015.  The goodwill and accumulated impairment balances are impacted by changes in foreign exchanges.

The components of other intangible assets at December 31, 2016 and 2015 were as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$205	$(109)	$96	$206	$(94)	$112
Trade names	5	(2)	3	5	(1)	4
Total amortizable other intangible assets	210	(111)	99	211	(95)	116
Indefinite-lived trade names	32	—	32	32	—	32
Total other intangible assets	$242	$(111)	$131	$243	$(95)	$148

During the year ended December 31, 2015, the Company recorded additions to other intangible assets of $104 million for the acquisition of Courier, the components of which were as follows:

	December 31, 2015
	Amount	Weighted Average Amortization Period (in years)
Customer relationships	$94	12.0
Trade names (amortizable)	5	3.0
Trade names (indefinite-lived)	5	N/A
Total additions	$104

Amortization expense for other intangible assets was $16 million, $17 million and $11 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of December 31, 2016:

For the year ending December 31,	Amount
2017	$16
2018	11
2019	10
2020	10
2021	9
2022 and thereafter	43
Total	$99

Note 6. Accounts Receivable

Transactions affecting the allowances for doubtful accounts receivable balance during the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Balance, beginning of year	$11	$13	$12
Provisions charged to expense	6	3	5
Write-offs and other	(7)	(5)	(4)
Balance, end of year	$10	$11	$13

Note 7.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at December 31, 2016 and 2015 were as follows:

	2016	2015
Raw materials and manufacturing supplies	$100	$102
Work in process	58	62
Finished goods	93	121
LIFO reserve	(58)	(67)
Total	$193	$218

During the years ended December 31, 2016 and 2015, the Company recognized a LIFO benefit of $1 million and $7 million, respectively.  The Company recognized a de minimis amount of expense in the year ended December 31, 2014.

Note 8.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2016 and 2015 were as follows:

	2016	2015
Land	$42	$49
Buildings	762	774
Machinery and equipment	4,173	4,283
	4,977	5,106
Accumulated depreciation	(4,369)	(4,388)
Total	$608	$718

During the years ended December 31, 2016, 2015 and 2014, depreciation expense was $149 million, $160 million and $167 million, respectively.

Note 9. Fair Value Measurement

Certain assets and liabilities are required to be recorded at fair value on a recurring basis. The Company’s assets and liabilities required to be adjusted to fair value on a recurring basis are pension plan assets.  Refer to Note 14, Retirement Plans, for the fair value of the Company’s pension plan assets as of December 31, 2016 and 2015.   Refer to Note 12, Debt, for the fair value of the Company’s debt as of December 31, 2016, which is recognized at book value.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record certain assets and liabilities at fair value on a nonrecurring basis, generally as a result of acquisitions or the remeasurement of assets resulting in impairment charges.  Refer to Note 3, Business Combinations, for further discussion on the fair value of assets and liabilities associated with acquisitions.

There was a de minimis amount of impairment charges during the year ended December 31, 2016.

The fair value as of the measurement date, net book value as of the end of the year and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31, 2015		As of December 31, 2015
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held for sale or disposal	$9	$15	$14
Total	$9	$15	$14

	Year Ended December 31, 2014		As of December 31, 2014
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$1	$1	$1
Long-lived assets held for sale or disposal	3	11	1
Goodwill	100	—	—
Total	$104	$12	$2

The fair values of assets held for sale that were remeasured during the years ended December 31, 2016, 2015 and 2014 were reduced by estimated costs to sell of $0 million, $0 million and $1 million, respectively.

During the year ended December 31, 2014, goodwill for the magazines, catalogs and retail inserts reporting unit was written down to an implied fair value of zero. Refer to Note 4, Restructuring, Impairment and Other Charges, for further discussion regarding this impairment charge.

The Company’s accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.

The fair values of the long-lived assets held and used and long-lived assets held for sale or disposal were determined using Level 3 inputs and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions. Unobservable inputs obtained from third parties are adjusted as necessary for the condition and attributes of the specific asset.

Note 10. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2016 and 2015 were as follows:

	2016	2015
Employee-related liabilities	$87	$55
Customer-related liabilities	37	36
Deferred revenue	33	34
Restructuring liabilities	13	19
Other	67	59
Total accrued liabilities	$237	$203

Employee-related liabilities consist primarily of payroll, workers’ compensation, employee benefits, deferred compensation, and incentive compensation.  Refer to Note 1, Overview and Basis of Presentation, for information on the workers’ compensation balances transferred on October 1, 2016 from RRD to the Company. As of December 31, 2016 and 2015, incentive compensation accruals include amounts earned pursuant to the Company’s and RRD’s primary employee incentive compensation plans, respectively. Customer-related liabilities include accruals for volume discounts, rebates and other customer discounts. Other accrued liabilities include miscellaneous operating accruals and other tax liabilities.

Note 11.  Commitments and Contingencies

As of December 31, 2016, the Company had commitments of $8 million for severance payments related to employee restructuring activities. In addition, as of December 31, 2016, the Company had commitments of approximately $15 million for the purchase of property, plant and equipment related to incomplete projects.  The Company also has contractual commitments of approximately $35 million for outsourced services, including professional, maintenance and other services.  The Company has natural gas commitments that are at fixed prices of $3 million.

Future minimum rental commitments under operating leases are as follows:

Year Ended December 31	Amount
2017	$40
2018	35
2019	31
2020	21
2021	17
2022 and thereafter	23
$167

The Company has operating lease commitments, including those for vacated facilities, totaling $167 million extending through various periods to 2028. Future rental commitments for leases have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $12 million. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Rent expense for facilities in use and equipment was $39 million, $29 million and $27 million for the years ended December 31, 2016, 2015 and 2014 respectively. Rent expense for vacated facilities was recognized as restructuring, impairment and other charges.  Refer to Note 4, Restructuring, Impairment and Other Charges, for further details.

Litigation

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

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s consolidated and combined statements of income, balance sheets and cash flows.

Note 12.  Debt

The Company’s debt at December 31, 2016 consisted of the following:

2016
Term Loan Facility due September 30, 2022 (a)	$353
8.75% Senior Secured Notes due October 15, 2023	450
Capital lease obligations	6
Unamortized debt issuance costs	(15)
Total debt	794
Less: current portion	(52)
Long-term debt	$742

(a)	The borrowings under the term loan facility are subject to a variable interest rate. As of December 31, 2016 the interest rate was 7.00%.

__________________________________

The fair values of the senior notes and term loan facility, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $22 million at December 31, 2016.

On September 30, 2016, the Company issued $450 million of 8.75% Senior Secured Notes (the “Senior Notes”) due October 15, 2023.  Interest on the Senior Notes is due semi-annually on April 15 and October 15, commencing on April 15, 2017.  Net proceeds from the offering of the Senior Notes (“the Notes Offering”) were distributed to RRD in the form of a dividend.  The Company did not retain any proceeds from the Notes Offering.

The Senior Notes were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Senior Notes (the “Guarantors”).  The Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations. The Senior Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries.  The Senior Notes and the related guarantees are secured on a first-priority lien basis by substantially all assets of the Company and the Guarantors, subject to certain exceptions and permitted liens. The Indenture governing the Senior Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications.

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) which provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $375 million (the “Term Loan Facility”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $400 million (the “Revolving Credit Facility,”). The interest rate per annum applicable to the Term Loan Facility is equal to, at the Company’s option, either a base rate plus a margin of 5.00% or LIBOR plus a margin of 6.00%. The LIBOR rate is subject to a “floor” of 1%.  The interest rate per annum applicable to the Revolving Credit Facility is equal to a base rate plus a margin ranging from 1.75% to 2.25%, or LIBOR plus a margin ranging from 2.75% to 3.25%, in either case based upon the Consolidated Leverage Ratio of the Company and its restricted subsidiaries. Interest on the Credit Agreement is due at least quarterly commencing on December 31, 2016.  The Term Loan Facility will amortize in quarterly installments of $13 million for the first eight quarters and $11 million for subsequent quarters.  The debt issuance costs and original issue discount are being amortized over the life of the facilities using the effective interest method. The Term Loan Facility will mature on September 30, 2022 and the Revolving Credit Facility will mature on September 30, 2021.

The proceeds of any collection or other realization of collateral received in connection with the exercise of remedies and any distribution in respect of collateral in any bankruptcy proceeding will be applied first to repay amounts due under the Revolving Credit Facility before the lenders under the Term Loan Facility or the holders of the Senior Notes receive such proceeds.

The Credit Agreement is subject to a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and the Consolidated Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $50 million in aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.

The Company has used the net proceeds from the Term Loan Facility to fund a cash dividend to RRD in connection with the spin off and to pay fees and expenses related to the spin off from RRD.  The Company intends to use any additional borrowings under the Credit Facilities for general corporate purposes, including the financing of permitted investments.

The weighted-average interest rate on borrowings under the Company’s $400 million Revolving Credit Facility was 3.5% during the three months ended December 31, 2016.

As of December 31, 2016, the Company had $12 million in outstanding letters of credit issued under the Credit Agreement. As of December 31, 2016, the Company also had $16 million in other uncommitted credit facilities, primarily outside the U.S., (the “Other Facilities”). As of December 31, 2016, letters of credit and guarantees of a de minimis amount were issued and reduced availability under the Company’s Other Facilities. As of December 31, 2016, there were no borrowings under the Revolving Credit Facility and the Other Facilities (the “Combined Facilities”).

At December 31, 2016, the future maturities of debt, including capitalized leases, were as follows:

Amount
2017	$54
2018	49
2019	43
2020	43
2021	43
2022 and thereafter	586
Total (a)	$818

(a)

Excludes unamortized debt issuance costs of $6 million and $9 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $9 million related to the Company’s Term Loan Facility. These amounts do not represent contractual obligations with a fixed amount or maturity date.

The following table summarizes interest expense included in the Consolidated and Combined Statements of Income:

	2016	2015	2014
Interest incurred	$19	$—	$—
Less: interest income	(1)	(3)	(4)
Interest expense (income), net	$18	$(3)	$(4)

Interest paid, net of interest received, was $7 million for the year ended December 31, 2016. Interest received, net of interest paid, was $1 million and $2 million for the years ended December 31, 2015 and 2014, respectively, as interest received was greater than interest payments for these years.

Note 13.  Earnings Per Share

On October 1, 2016, RRD distributed approximately 26.2 million shares of LSC Communications common stock to RRD shareholders.  RRD retained an additional 6.2 million shares.  In connection with the total distribution of 26.2 million shares, each RRD shareholder received one share of LSC Communications common stock for every eight shares of RRD common stock held at the close of business on September 23, 2016, the record date.

For the period after the separation, basic earnings per share (“EPS”) is calculated by dividing net earnings attributable to the Company’s shareholders by the weighted average number of common shares outstanding for the period. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock units and performance share units. The computations of basic and diluted EPS for periods prior to the separation were calculated using the shares distributed and retained by RRD on October 1, 2016.  The same number of shares was used to calculate basic and diluted earnings per share since there were no LSC Communications equity awards outstanding prior to the spinoff.

Stock options are considered anti-dilutive when the exercise price exceeds the average market value of the Company’s stock price during the applicable period.

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	2016	2015	2014
Net income per common share:
Basic	$3.25	$2.27	$1.79
Diluted	$3.23	$2.27	$1.79
Numerator:
Net income	$106	$74	$58
Denominator:
Weighted-average number of common shares outstanding	32.5	32.4	32.4
Dilutive options and awards	0.3	—	—
Dilutive weighted-average number of common shares outstanding	32.8	32.4	32.4

After the separation through the year ended December 31, 2016, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon the vesting of equity awards.  In the fourth quarter of 2016, a dividend of $0.25 per common share was declared.

Note 14.  Retirement Plans

Benefit Plans Sponsored by RRD

Prior to the separation, certain employees of the Company participated in certain pension and postretirement healthcare plans sponsored by RRD. In the Company’s combined financial statements prior to the separation, these plans were accounted for as multiemployer benefit plans, and as a result, the related net benefit obligations are not reflected in LSC Communications’ combined balance sheets as there were no unfunded contributions due at the end of the reporting period. Effective October 1, 2016 in connection with the separation, these plans were separated and the Company assumed certain net benefit plan obligations and plan assets that were previously recorded by RRD.  For RRD sponsored defined benefit and post-employment plans, the Company recorded net pension and postretirement income of $28 million for the nine months ended September 30, 2016, and $22 million and $24 million for the years ended December 31, 2015 and 2014, respectively. These amounts are reflected in cost of sales and selling, general and administrative expenses in the consolidated and combined statements of income.

LSC Communications’ Sponsored Benefit Plans

The Company is the sole sponsor of certain defined benefit pension plans, which have been reflected in the consolidated balance sheet as of December 31, 2016 and the combined balance sheet as of December 31, 2015. At the separation date, the Company assumed and recorded certain pension obligations and plan assets in single employer plans for the Company’s employees and certain former employees and retirees of RRD.  The Company recorded a net benefit plan obligation of $358 million as of October 1, 2016 related to these plans.  Additionally, the Company’s United Kingdom pension plan was transferred to RRD at the separation date, and as a result, the Company recorded a reduction in its net benefit plan asset of $7 million as of October 1, 2016.

The Company’s primary single employer defined benefit pension plans are frozen. No new employees will be permitted to enter those plans and participants will earn no additional benefits. The assets and certain obligations of the defined benefit pension plans transferred to the Company include a plan qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Qualified Plans”) and related non-qualified benefits (the “Non-Qualified Plan”). The Qualified Plans will be funded in conformity with the applicable government regulations, such that the Company from time to time contributes at least the minimum amount required using actuarial cost methods and assumptions acceptable under government regulations. The Non-Qualified Plan is unfunded, and the Company pays retiree benefits as they become due.

The Company engages outside actuaries to assist in the determination of the obligations and costs under these plans. The Company records annual income and expense amounts relating to its pension plans based on calculations which include various actuarial assumptions such as discount rates, mortality, assumed rate of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

As of December 31, 2015, the Company changed the method used to estimate the interest cost components of net pension plan expense for its defined benefit pension plans. Historically, the interest cost components were estimated using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation at the beginning of the period. The Company has elected to use a full yield curve approach in the estimation of these interest components of net pension plan expense by applying the specific spot rates along the yield curve used in the determination of the projected benefit obligation to the relevant projected cash flows. The Company made this change to improve the correlation between projected benefit cash flows and the corresponding yield curve spot rates and to provide a more precise measurement of interest costs. This change does not affect the measurement and calculation of the Company’s total benefit obligations. The Company accounted for this change as a change in estimate and accordingly accounted for it prospectively starting in the first quarter of 2016.

In the fourth quarter of 2015, the Company communicated to certain former Esselte employees the option to receive a lump-sum pension payment or commence annuity payments computed in accordance with statutory requirements, beginning in the second quarter of 2016. Payments to eligible participants who elected to receive a lump-sum pension payment or annuity were funded from existing pension plan assets and constituted a complete settlement of the Company’s pension liabilities with respect to these participants. The Company’s pension assets and liabilities were remeasured as of the payout date. The discount rates and actuarial assumptions used to calculate the payouts were determined in accordance with federal regulations. As of the remeasurement date, the reduction in the reported pension obligation for these participants was $35 million, compared to payout amounts of approximately $30 million. The Company recorded non-cash settlement charges of $1 million in selling, general and administrative expenses in the year ended December 31, 2016 in connection with the settlement payments. These charges resulted from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

The Company made contributions of $5 million to its pension plans during the year ended December 31, 2016.  Based on the plans’ regulatory funded status, there are no required contributions for the Company’s two primary Qualified Plans in 2017.  The required contributions in 2017, primarily for the Non-Qualified Plan, are expected to be approximately $5 million to $7 million to its pension plans in 2017.

The benefit plan obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Prior to the plan freezes, actuarial gains and losses were amortized using the corridor method over the average remaining service life of active plan participants. Actuarial gains and losses for frozen plans are amortized using the corridor method over the average remaining expected life of active plan participants.

The components of the net periodic benefit (income) expense were as follows:

	Pension Benefits
	2016		2015		2014
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	24	6	7	9	6	11
Expected return on plan assets	(48)	(7)	(11)	(13)	(8)	(15)
Amortization of actuarial loss	6	1	—	1	—	1
Settlement	1	—	—	—	—	—
Net periodic benefit income	$(17)	$—	$(4)	$(3)	$(2)	$(3)

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	3.8%	3.8%	4.2%	3.8%	4.7%	4.6%
Expected return on plan assets	7.2%	7.2%	6.5%	6.3%	6.5%	7.0%

The accumulated benefit obligation for the LSC Communications sponsored defined qualified benefit pension plans was $2,439 million and $168 million at December 31, 2016 and December 31, 2015, respectively.  The accumulated benefit obligation for the LSC Communications sponsored defined non-qualified and international benefit pension plans was $90 million and $218 million at December 31, 2016 and 2015, respectively.

	Pension Benefits
	2016		2015
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Benefit obligation at beginning of year	$168	$220	181	241
Service cost	—	—	—	—
Interest cost	24	6	7	9
Actuarial gain	(186)	(7)	(14)	(3)
Settlement	(30)	—	—	—
Foreign currency translation	—	(27)	—	(11)
Benefits paid	(39)	(10)	(9)	(10)
Plan transfers prior to separation	—	—	—	(6)
Plan transfers from parent company	2,502	97	—	—
Plan transfers to parent company	—	(187)	—	—
Acquisitions	—	—	3	—
Benefit obligation at end of year	$2,439	$92	$168	$220

Fair value of plan assets at beginning of year	$169	$220	$182	$235
Actual return on assets	(93)	9	(6)	1
Settlement	(30)	—	—	—
Employer contributions	1	4	—	6
Acquisitions	—	—	2	—
Foreign currency translation	—	(27)	—	(12)
Plan transfers from parent company	2,241	—	—	—
Plan transfers to parent company	—	(194)	—	—
Benefits paid	(39)	(10)	(9)	(10)
Fair value of plan assets at end of year	$2,249	2	$169	$220

(Unfunded) funded status at end of year	$(190)	$(90)	$1	$—

	Pension Benefits
	2016		2015
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Prepaid pension cost (included in other noncurrent assets)	$4	$—	$2	$—
Accrued benefit cost (included in accrued liabilities)	—	(5)	—	—
Pension liabilities	(194)	(85)	(1)	—
Net (liabilities) assets recognized in the consolidated and combined balance sheets	$(190)	$(90)	$1	$—

The amounts included in accumulated other comprehensive loss in the consolidated and combined balance sheets, excluding tax effects, that have not been recognized as components of net periodic cost at December 31, 2016 and 2015 were as follows:

	Pension Benefits
	2016		2015
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Accumulated other comprehensive loss
Net actuarial loss	$(727)	$(25)	$(3)	$(60)
Total	$(727)	$(25)	$(3)	$(60)

The pre-tax amounts recognized in other comprehensive loss in 2016 as components of net periodic costs were as follows:

	Pension Benefits
	Qualified	Non-Qualified & International
Amortization of:
Net actuarial loss	$6	$1
Amounts arising during the period:
Net actuarial gain	46	9
Settlement	1	—
Total	$53	$10

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. Unrecognized prior service costs or credits are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan’s active employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs in 2017 are shown below:

	Pension Benefits
	Qualified	Non-Qualified & International
Amortization of:
Net actuarial loss	$17	$1

The weighted-average assumptions used to determine the net benefit obligation at the measurement date were as follows:

	Pension Benefits
	2016		2015
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Discount rate	4.3%	4.3%	4.6%	3.8%

The following table provides a summary of pension plans with projected benefit obligations in excess of plan assets as of December 31, 2016 and 2015:

	Pension Benefits
	2016		2015
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Projected benefit obligation	$2,306	$92	$3	$3
Fair value of plan assets	2,112	2	2	2

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2016 and 2015:

	Pension Benefits
	2016		2015
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Accumulated benefit obligation	$2,306	$90	$3	$—
Fair value of plan assets	2,112	1	2	—

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

Benefit payments are expected to be paid as follows:

	Pension Benefits
	Qualified	Non-Qualified & International
2017	$123	5
2018	127	5
2019	132	5
2020	135	6
2021	139	6
2022-2026	740	30

Plan Assets

The Company’s overall investment approach for its primary Qualified Plan, is to reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time. The expected long-term rate of return for plan assets is based upon many factors including asset allocation, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2016 for the primary Qualified Plan was approximately 60.0% for return seeking investments and approximately 40.0% for hedging investments.

During the year ended December 31, 2016, the Company adopted ASU 2015-07 “Fair Value Measurement: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”.  The new guidance requires for investments valued using net asset value (“NAV”) to be classified as a reconciling item between the fair value hierarchy table shown below and the amount of investments in the balance sheet. The new pronouncement was adopted retroactively to the disclosure of 2015 assets.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2016 and 2015:

Cash and cash equivalents—Carrying value approximates fair value. As such, these assets were classified as Level 1.  The Company also invests in certain short-term investments which are valued using the amortized cost method.  As such, these assets were classified as Level 2.

Equity—The value of individual equity securities were based on quoted prices in active markets.  As such, these assets are classified as Level 1. Additionally, this category includes underlying securities in trust-owned life insurance policies which are invested in certain equity securities. These investments are not quoted on active markets; therefore, they are classified as Level 2.

Fixed income—Fixed income securities are typically priced based on a valuation model rather than a last trade basis and are not exchange-traded. These valuation models involve utilizing dealer quotes, analyzing market information, estimating prepayment speeds and evaluating underlying collateral. Accordingly, the Company classified these fixed income securities as Level 2. Fixed income securities also include investments in various asset-backed securities that are part of a government sponsored program. The prices of these asset-backed securities were obtained by independent third parties using multi-dimensional, collateral specific prepayments tables. Inputs include monthly payment information and collateral performance. As the values of these assets was determined based on models incorporating observable inputs, these assets were classified as Level 2. Additionally, this category includes underlying securities in trust owned life insurance policies which are invested in certain fixed income securities. These investments are not quoted on active markets; therefore, they are classified as Level 2.

Derivatives and other—This category includes investments in commodity and structured credit funds that are not quoted on active markets; therefore, they are classified as Level 2.

Real estate—The fair market value of real estate investment trusts is based on observable inputs for similar assets in active markets, for instance, appraisals and market comparables. Accordingly, the real estate investments were categorized as Level 2.

Investments measured at NAV as a practical expedient—The Company invests in certain equity, real estate and private equity funds that are valued at calculated NAV per share. In accordance with FASB guidance investments that are measured at fair value using the NAV per share as a practical expedient have not been classified in the fair value hierarchy.

For Level 2 plan assets, management reviews significant investments on a quarterly basis including investigation of unusual fluctuations in price or returns and obtaining an understanding of the pricing methodology to assess the reliability of third-party pricing estimates.

The valuation methodologies described above may generate a fair value calculation that may not be indicative of net realizable value or future fair values. While the Company believes the valuation methodologies used are appropriate, the use of different methodologies or assumptions in calculating fair value could result in different amounts. The Company invests in various assets in which valuation is determined by NAV. The Company believes that the NAV is representative of fair value at the reporting date, as there are no significant restrictions on redemption of these investments or other reasons to indicate that the investment would be redeemed at an amount different than the NAV.

The fair values of the Company’s pension plan assets at December 31, 2016 and 2015, by asset category were as follows:

	December 31, 2016			December 31, 2015
Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$80	$50	$30	$12	$12	$—
Equity	595	595	—	—	—	—
Fixed income	802	—	802	44	—	44
Derivatives and other	—	—	—	18	2	16
Investments measurement at NAV as a practical expedient	774	—	—	315	—	—
Total	$2,251	$645	$832	$389	$14	$60

Employer 401(k) Savings Plan—Prior to the separation, RRD maintained a defined contribution retirement savings plan (401(k)) that is intended to be qualified under Section 401(a) of the Internal Revenue Code in which eligible employees of the Company were allowed to participate for the period beginning July 1, 2016 through September 1, 2016.  Under this plan, employees had the option to contribute a percentage of eligible compensation on both a before-tax and after-tax basis. RRD could have provided a 401(k) discretionary match to participants, but did not in 2016, 2015 or 2014. Effective September 2, 2017, LSC Communications initiated its own 401(k) plan. Under the LSC Savings Plan (the “Plan”), eligible employees have the option to contribute a percentage of eligible compensation on both a before-tax and after-tax basis.  Effective January 1, 2017, LSC Communications amended the Plan to provide a company match equal to $0.50 of every pre-tax and Roth 401(k) dollar a participating employee contributes to the Plan on up to the first 3.0% of such participant’s pay.

Multi-Employer Pension Plans—Multi-employer plans receive contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements and the assets contributed by one employer may be used to fund the benefits of all employees covered within the plan. The risk and level of uncertainty related to participating in these multi-employer pension plans differs significantly from the risk associated with the Company-sponsored defined benefit plans. For example, investment decisions are made by parties unrelated to the Company and the financial stability of other employers participating in a plan may affect the Company’s obligations under the plan.

During the year ended December 31, 2016, the Company recorded restructuring, impairment and other charges of $5 million for multi-employer pension plan withdrawal obligations. Of these charges, $3 million were unrelated to facility closures and $2 million were primarily related to facility closures. During the year ended December 31, 2015, the Company recorded restructuring, impairment and other charges of $4 million for multi-employer pension plan withdrawal obligations. Of these charges, $3 million were unrelated to facility closures and $1 million were primarily related to facility closures. For the year ended December 31, 2014, the Company recorded restructuring, impairment and other charges of $18 million associated with its estimated liability for withdrawing from two defined benefit multi-employer pension plans. Of these charges, $17 million were due to the Company’s decision to withdraw from the two defined benefit multiemployer pension plans and $1 million were primarily related to facility closures. Refer to Note 4, Restructuring, Impairment and Other Charges, for further details of charges related to complete or partial multi-employer pension plan withdrawal liabilities recognized in the combined statements of income.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in the plans and any decisions by those employers to withdraw from the plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multi-employer pension plans, including certain plans from which the Company has previously withdrawn, could have a material impact on the Company’s previously estimated withdrawal liabilities, may affect consolidated and combined statements of income, balance sheets or cash flows. As a result of the acquisition of Courier, the Company participates in two multi-employer pension plans, one of which the Company’s contributions are approximately 85% of the total plan contributions. Both plans are estimated to be underfunded and have a red zone status, designated as a result of low contribution funding levels, under the Pension Protection Act.

During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, the Company made de minimis contributions to these multi-employer pension plans and other plans from which the Company has completely withdrawn as of December 31, 2016.

Note 15. Income Taxes

Prior to the separation, in the Company’s combined financial statements, income tax expense and deferred tax balances were calculated on a separate return basis, although with respect to certain entities, the Company’s operations have historically been included in the tax returns filed by the respective RRD entities of which the Company’s business was a part. After the separation, the Company will file tax returns on its own behalf.  The provision for income tax and income tax balances represent the Company's tax liabilities as an independent company.

Income taxes have been based on the following components of earnings from operations before income taxes for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
U.S.	$129	$136	$61
Foreign	28	2	27
Total	$157	$138	$88

The components of income tax expense (benefit) from operations for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Current
U.S. federal	$54	$76	$71
U.S. state and local	10	13	13
Foreign	5	13	5
Current income tax expense	69	102	89
Deferred
U.S. federal	(17)	(31)	(43)
U.S. state and local	(3)	(5)	(7)
Foreign	2	(2)	(9)
Deferred income tax benefit	(18)	(38)	(59)
Income tax expense	$51	$64	$30

Refer to Note 16, Comprehensive Income, for details of the income tax expense or benefit allocated to each component of other comprehensive loss.

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate:

	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal income tax benefit	3.1	3.8	4.3
Change in valuation allowances	0.9	2.5	(5.6)
Foreign tax rate differential	(1.4)	0.8	(3.1)
International investment tax credit	(1.6)	(1.8)	(7.4)
Domestic manufacturing deduction	(3.1)	(4.4)	(6.7)
Adjustment of uncertain tax positions and interest	—	4.4	—
Acquisition-related expenses	—	3.0	0.5
Impairment charges	—	—	17.9
Other	(0.4)	3.2	(0.7)
Effective income tax rate	32.5%	46.5%	34.2%

Included in 2015 is a tax expense of $6 million that was recorded due to the receipt of an unfavorable court decision related to payment of prior year taxes in an international jurisdiction.

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets:
Pension benefits plan liabilities	$126	$19
Net operating losses and other tax carryforwards	106	126
Accrued liabilities	57	31
Foreign depreciation	10	12
Other	6	8
Total deferred tax assets	305	196
Valuation allowances	(87)	(106)
Net deferred tax assets	$218	$90

Deferred tax liabilities:
Accelerated depreciation	$(91)	$(126)
Other intangible assets	(56)	(62)
Inventories	(11)	(14)
Other	(5)	(4)
Total deferred tax liabilities	(163)	(206)

Net deferred tax assets (liabilities)	$55	$(116)

In the fourth quarter of 2015, the Company adopted Accounting Standards Update No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which requires all deferred tax liabilities and assets to be classified as noncurrent on the balance sheet. The Company adopted the standard prospectively. Therefore, deferred tax balances above are classified as noncurrent in the consolidated and combined balance sheets as of December 31, 2016 and 2015.

Included in 2016 is a deferred tax asset balance related to the Company’s assumption of certain pension obligations and plan assets in single employer plans for the Company’s employees and certain employees and former employees and retirees of RRD.  The Company recorded a deferred tax asset of $139 million on October 1, 2016 for these plans.

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Balance, beginning of year	$106	$111	$135
Current year expense-net	1	3	(5)
Write-offs	—	—	—
Transfer of U.K. entity to parent company	(7)	—	—
Foreign exchange and other	(13)	(8)	(19)
Balance, end of year	$87	$106	$111

As of December 31, 2016, the Company had domestic and foreign net operating loss deferred tax assets and other tax carryforwards of approximately $5 million and $101 million ($6 million and $120 million, respectively, at December 31, 2015), of which $105 million expires between 2017 and 2026. Limitations on the utilization of these tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Deferred income taxes are not provided on the excess of the investment value for financial reporting over the tax basis of investments in those foreign subsidiaries for which such excess is considered to be permanently reinvested in those operations. Undistributed earnings of foreign subsidiaries that are considered indefinitely reinvested outside of the U.S. were approximately $92 million as of December 31, 2016. Upon repatriation of these earnings to the U.S. in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign taxes. The tax cost would depend on income tax laws and circumstances at the time of distribution.

Cash payments for income taxes were $14 million, $3 million and $4 million during the years ended December 31, 2016, 2015 and 2014, respectively. Total amounts settled with RRD were $57 million, $88 million, and $86 million for 2016, 2015, and 2014, respectively. Cash refunds for income taxes were $3 million and $5 million during the years ended December 31, 2016 and 2015, respectively.  Cash refunds were de minimis in 2014.

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2016 and 2015 were as follows:

	2016	2015
Balance, beginning of year	$5	$—
Additions for tax positions of prior years	—	5
Settlements during the year	(5)	—
Foreign exchange and other	—	—
Balance, end of year	$—	$5

There were no uncertain tax positions during the year ended December 31, 2014.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to tax uncertainties recognized in the consolidated and combined statements of income was expense of $0 million, $1 million and $0 million for the years ended December 31, 2016, 2015 and 2014.  No benefits were recognized for the years ended December 31, 2016, 2015, and 2014, from the reversal of accrued penalties. Accrued interest of $2 million related to income tax uncertainties was reported as a component of other noncurrent liabilities in the consolidated and combined balance sheets at December 31, 2015. There was no interest accrued at December 31, 2016. There were no accrued penalties related to income tax uncertainties for years ended December 31, 2016 and 2015.

The Company has tax years from 2012 that remain open and subject to examination by the IRS, certain state taxing authorities or certain foreign tax jurisdictions.

Note 16.  Comprehensive Income

The components of other comprehensive income (loss) and income tax expense allocated to each component for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016			2015			2014
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$5	$—	$5	$(28)	$—	$(28)	$(33)	$—	$(33)
Adjustment for net periodic pension plan cost	63	28	35	(10)	(1)	(9)	1	—	1
Other comprehensive income (loss)	$68	$28	$40	$(38)	$(1)	$(37)	$(32)	$—	$(32)

The following table summarizes the change in the component in accumulated other comprehensive loss by component for the years ended December 31, 2016, 2015 and 2014.

	Pension and Other Postretirement Benefits Plan Cost	Translation Adjustments	Total
Balance at December 31, 2013	$(38)	$(98)	$(136)
Other comprehensive loss before reclassifications	—	(33)	(33)
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net change in accumulated other comprehensive loss	1	(33)	(32)
Balance at December 31, 2014	$(37)	$(131)	$(168)
Other comprehensive loss before reclassifications	(10)	(28)	(38)
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net change in accumulated other comprehensive loss	(9)	(28)	(37)
Balance at December 31, 2015	$(46)	$(159)	$(205)
Other comprehensive income before reclassifications	29	5	34
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Transfer of pension plan from parent company, net	(495)	—	(495)
Transfer of U.K. entity to parent company, net	44	85	129
Net change in accumulated other comprehensive loss	(416)	90	(326)
Balance at December 31, 2016	$(462)	$(69)	$(531)

On October 1, 2016, the other comprehensive loss balances related to the primary qualified and non-qualified pension plans were transferred from RRD to the Company.  Additionally, the other comprehensive loss balance related to the United Kingdom pension plan was transferred from the Company to RRD. Refer to Note 14, Retirement Plans, for further information on the pension plans’ transfers.

Reclassifications from accumulated other comprehensive loss for the year ended December 31, 2016, 2015 and 2014 were as follows:

				Classification in the Consolidated and Combined
	2016	2015	2014	Statements of Income
Amortization of pension and other postretirement benefits plan cost:
Net actuarial loss	$7	$1	$1	(a)
Settlement	1	—	—
Reclassifications before tax	$8	$1	1
Income tax expense	2	—	—
Reclassifications, net of tax	$6	$1	$1

(a)

These accumulated other comprehensive income components are included in the calculation of net periodic pension benefits plan (income) expense recognized in cost of sales and selling, general and administrative expenses in the consolidated and combined statements of income (see Note 14, Retirement Plans).

Note 17. Stock and Incentive Programs

Prior to the separation, RRD maintained an incentive stock program for the benefit of its officers, directors, and certain employees, including the Company’s employees. A portion of the Company’s employees have participated in RRD’s non-qualified stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) programs.  Share based compensation expense included expense attributable to the Company based on the award terms previously granted to the Company’s employees and an allocation of compensation expense associated with RRD’s corporate and shared functional employees.  As the share-based compensation plans were RRD’s plans, the amounts were recognized through net parent company investment on the combined balance sheets. In periods after the separation, the Company records share-based compensation expense relating to LSC Communications, RRD and Donnelley Financial awards held by its employees, officers and directors.

In connection with the separation, outstanding RRD stock options, RSUs and PSUs previously issued under RRD’s incentive stock program were adjusted and converted into new LSC Communications, RRD, or Donnelley Financial stock-based awards using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the separation.

As the separation date, the outstanding RRD options related to the 2009, 2010, 2011, and 2012 grants were modified and converted into stock options in all three companies at a conversion rate outlined in the separation and distribution agreement. The outstanding shares related to the 2013 and 2014 RRD RSUs were modified and converted into RSUs in all three companies as outlined in the separation and distribution agreement.  The outstanding shares related to the 2015 and 2016 RRD RSUs were converted into RSUs in the company that the grantees were employed by at the separation date.

Modifications were made to the RRD PSUs so that as of the separation date, the performance period for the 2014 and 2015 PSU grants ended.  The applicable performance was measured as of the separation date against revised cumulative free cash flow targets approved by the RRD Board of Directors. The 2014 PSUs converted into RSUs in all three companies in accordance with the separation and distribution agreement. The 2015 PSUs converted into RSUs in the company that the grantees were employed by at the separation date.

Total compensation expense related to all share based compensation plans for the Company’s employees, officers and directors was $8 million for the year ended December 31, 2016, which includes $5 million of expense allocated from RRD prior to the separation.  The Company was allocated share-based compensation expense from RRD related to all share-based compensation plans of $6 million each for the years ended December 31, 2015 and 2014.

General Terms of the Awards

The Company’s employees participate in the Company’s 2016 Performance Incentive Plan (the “2016 PIP”). Under the 2016 PIP, the Company may grant cash or bonus awards, stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards or combinations thereof to certain officers, directors and key employees. The Human Resources Committee of the Company’s Board of Directors has discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2016 PIP is ten years.

Options generally vest over four years or less from the date of grant, upon retirement or upon a change in control. Options generally expire ten years from the date of grant or five years after the date of retirement, whichever is earlier.

The rights granted to the recipient of RSUs generally accrue ratably over the restriction or vesting period, which is generally four years. RSUs are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. Compensation expense is based on the fair market value of the awards on the date of grant expensed ratably over the periods during which restrictions lapse.

Stock Options

There were no options granted during the years ended December 2016, 2015 and 2014.

A summary of the Company’s stock option activity for LSC Communications, RRD and Donnelley Financial employees, officers and directors for the period after the separation is presented below.

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Awards converted on October 1, 2016	299	$25.32
Outstanding at December 31, 2016	299	25.32	3.32	$2
Vested and expected to vest at December 31, 2016	299	25.32	3.32	2
Exercisable at December 31, 2016	299	$25.32	3.32	$2

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2016 and October 1, 2016, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2016 and October 1, 2016. This amount will change in future periods based on the fair market value of LSC’s stock and the number of options outstanding. Total intrinsic value of options exercised for the year ended December 31, 2016 was de minimis.

Compensation expense related to stock options for the years ended December 31, 2016, 2015 and 2014 was de minimis.

Restricted Stock Units

A summary of the Company’s RSU activity for LSC Communications, RRD and Donnelley Financial employees, officers and directors for the period after the separation is presented below.

	Shares (thousands)	Weighted Average Grant Date Fair Value
Awards converted on October 1, 2016	652	$28.39
Granted	19	26.26
Vested	(19)	26.26
Nonvested at December 31, 2016	652	28.39

Compensation expense related to LSC Communications, RRD and Donnelley Financial RSUs held by Company employees, officers and directors was $7 million, $4 million and $4 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $10 million of unrecognized share-based compensation expense related to approximately 800 thousand RSUs, with a weighted-average grant date fair value of $27.14, that is expected to vest over a weighted average period of 1.7 years. The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.

Performance Restricted Stock

A summary of performance restricted stock (“PRS”) activity for the period after the separation is presented below.

	Shares (thousands)	Weighted Average Grant Date Fair Value
Awards converted on October 1, 2016	—	$—
Granted	434	26.26
Nonvested at December 31, 2016	434	$26.26

As of October 1, 2016, 434,463 shares of PRS were granted to certain executive officers and senior management, payable upon the achievement of certain established performance targets. The performance periods for the shares are October 1, 2016 through September 30, 2017, October 1, 2017 through September 30, 2018 and October 1, 2018 through September 30, 2019.  In addition to being subject to achievement of the performance target, the shares are also subject to time-based vesting and will vest one-third on each anniversary of the grant date.  Both the performance-based vesting and the time-based vesting must be met for the restricted stock to vest.

The total potential payout for the awards is 434,463 shares. The fair value of these awards was determined on the date of grant based on the Company’s stock price.  These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or change of control of the Company.

Compensation expense for the awards is being recognized based on 100% estimated payout of 434,463 shares. Compensation expense related to PRS for the year ended December 31, 2016 was $1 million. As of December 31, 2016, there was $10 million of unrecognized compensation expense related to PRS, which is expected to be recognized over a weighted average period of 2.8 years.

Note 18.  Segment Information

The Company’s segment and product and service offerings are summarized below:

Print

The Print segment produces magazines, catalogs, retail inserts, books, and directories. The segment also provides supply-chain management and certain other print-related services, including mail-list management and sortation, e-book formatting and distribution.  The segment has operations in the U.S., Europe and Mexico.  The Print segment is divided into the magazines, catalog and retail inserts, book, Europe and directories reporting units. The Print segment accounted for approximately 86% of the Company’s consolidated and combined net sales in 2016.

Office Products

The Office Products segment manufactures and sell branded and private label products in five core categories:  filing products, note-taking products, binder products, forms and envelopes.  The Office Products segment accounted for approximately 14% of the Company’s consolidated and combined net sales in 2016.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and LIFO inventory provisions.  In addition, certain costs and earnings of employee benefit plans, such as pension and other postretirement benefit plan income and share-based compensation, are included in Corporate and not allocated to the operating segments. Prior to the separation, many of these costs were based on allocations from RRD; however, the Company has incurred such costs directly after the separation.

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss).  This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported with the Consolidated and Combined Financial Statements.

	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2016
Print	$3,127	$141	$1,501	$154	39
Office Products	527	54	323	15	3
Total operating segments	3,654	195	1,824	169	42
Corporate	—	(20)	128	2	6
Total operations	$3,654	$175	$1,952	$171	$48

	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2015
Print	$3,181	$96	$1,647	$164	$38
Office Products	562	47	324	16	4
Total operating segments	3,743	143	1,971	180	42
Corporate	—	(8)	40	1	—
Total operations	$3,743	$135	$2,011	$181	$42

	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2014
Print	$3,353	$47	$1,579	$164	$55
Office Products	500	40	331	15	5
Total operating segments	3,853	87	$1,910	179	60
Corporate	—	(12)	(41)	2	—
Total operations	$3,853	$75	$1,869	$181	$60

Corporate assets primarily consisted of the following items at December 31, 2016, 2015 and 2014:

	2016	2015	2014
Receivables, less allowances for doubtful accounts	$54	$(8)	$(5)
Cash and cash equivalents	45	—	1
Long-term investments	19	10	11
Property, plant and equipment, net	15	13	13
LIFO reserves	(58)	(67)	(74)
Current and deferred income tax assets, net of valuation allowances	24	83	(1)

Restructuring, impairment and other charges by segment for the year ended December 31, 2016, 2015 and 2014 are described in Note 4, Restructuring, Impairment and Other Charges.

Note 19. Geographic Areas

The table below presents net sales and long-lived assets by geographic region.

	North America (b)	Europe	Mexico	Consolidated & Combined
2016
Net Sales	$3,286	$272	$96	$3,654
Long-lived assets (a)	651	30	23	704

2015
Net Sales	$3,319	$305	$119	$3,743
Long-lived assets (a)	722	43	21	786

2014
Net Sales	$3,350	$381	$122	$3,853
Long-lived assets (a)	692	61	23	776

(a)	Includes net property, plant and equipment and other noncurrent assets.
(b)	North America includes the United States and Canada.

Note 20.  Related Parties

Prior to the separation, the Company had not historically operated as a stand-alone business.  After the separation, the Company has entered into commercial arrangements with both RRD and Donnelley Financial. Under the terms of the commercial arrangements, RRD continues to provide, among other things, logistics, premedia, production and sales services to LSC Communications.  In addition, LSC Communications continues to provide sales support services to RRD’s Asia and Mexico print and graphics management businesses in order to facilitate the importing of books and related products to the U.S. RRD also provides LSC Communications certain global outsourcing, technical support and other services.  LSC Communications also continues to provide print and bind services for Donnelley Financial.

Allocations from RRD

Prior to the separation, RRD provided LSC Communications certain services, which included, but were not limited to, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight. RRD charged the Company for these services based on direct usage, when available, with the remainder allocated on a pro rata basis by revenue, headcount, or other measures.  These allocations were reflected as follows in the consolidated and combined financial statements:

	Nine months ended September 30,	Year ended December 31,
	2016	2015	2014
Costs of goods sold	$67	$78	$84
Selling, general and administrative	114	158	178
Depreciation and amortization	5	7	8
Total allocations from RRD	$186	$243	$270

The Company considered the expense methodologies and financial results to be reasonable for all periods presented.  However, these allocations may not be indicative of the actual expenses that may have been incurred as an independent public company or the costs LSC Communications may incur in the future.

After the separation, the Company no longer records allocations from RRD. The Company records transactions with RRD as external arms-length transactions in the Company’s consolidated and combined financial statements.

Related Party Receivables and Payables

As of December 31, 2016, the Company had $62 million and $56 million of trade receivables and payables, respectively, with RRD.  The Company also had $3 million and $1 million of trade receivables and payables, respectively, with Donnelley Financial.  As of December 31, 2015, the Company had no trade receivables or payables due from or to RRD or Donnelley Financial.

In addition, receivables as of December 31, 2016 included a $10 million non-trade receivable owed by RRD that is expected to be paid in 2017.

Related Party Revenues

LSC Communications generates a portion of net revenue from sales to RRD’s subsidiaries and Donnelley Financial.  Net revenues from related party sales were $103 million, $64 million, and $63 million for the years ended December 31, 2016, 2015 and 2014, respectively.  These amounts are included in the consolidated and combined statements of income.

Related Party Purchases

LSC Communications utilizes RRD for freight, logistics and premedia services.  Included in the consolidated and combined financial statements were costs of sales related to freight, logistics and premedia services purchased from RRD of $208 million, $216 million and $244 million for the years ended December 31, 2016, 2015 and 2014, respectively. Prior to the separation, related party receivables and payables with RRD were reflected within net parent company investment.

Note 21:  New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU2016-15”), which provided guidance on eight specific cash flow classification issues to reduce existing diversity in practice. The standard becomes effective in the first quarter of 2018.  Early adoption of ASU 2016-15 is permitted; however the Company plans to adopt the standard in the first quarter of 2018. The Company does not expect a significant impact to presentation on its Consolidated Combined Statements of Cash Flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 “Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as the classification of share-based payment transactions on the statement of cash flows. The standard becomes effective in the first quarter of 2017.  As early adoption of ASU 2016-09 is permitted, the Company adopted the standard in the fourth quarter of 2016. The election to early adopt ASU 2016-09 requires any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption, to be reflected. The requirements of ASU 2016-09 had no impact to any of the periods presented.

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

The Company plans to adopt the standard in the first quarter of 2018. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption, meaning the standard is applied only to the most current period. The Company currently anticipates adopting the standard using the modified retrospective approach.

While the Company is continuing to assess all potential impacts of the standard, the Company currently believes the most significant impacts relate to:

•

Whether the accounting for the revenue of customized products is over time or at a point in time.  Currently, the Company’s Print operating segment produces a substantial amount of customized product.  Under current revenue recognition guidance, revenue is recognized when the products are completed and shipped to the customer (dependent upon specific shipping terms).

The Company is currently evaluating whether, under the new guidance, revenue would be recognized over the time the goods are produced and not necessarily dependent upon shipment to the customer.  Should the Company conclude that revenue should be recognized over time, rather than at a point in time under current guidance, this could have a material impact on the timing of revenue recognition and might require significant changes in internal processes and controls. However, the Company anticipates that this would not impact the timing of cash flows, given that invoicing and payment thereof is usually associated with the delivery of product.

•

The accounting for inventory billed but not yet shipped.  Under current guidance, the Company defers revenue for inventory billed but not yet shipped.  Under the new standard, in certain situations the Company may be able to recognize revenue for inventory billed but not yet shipped, which could accelerate the timing, but not the total amount, of revenue recognized and would not impact the timing of cash flows, given that invoicing and payment thereof is usually associated with the delivery of product.

Due to the complexity of certain of the Company’s contracts, the actual revenue recognition treatment required under the new standard will be dependent on contract specific terms. The Company anticipates it will be able to complete its analysis of the above items, implement any system and process changes that might be necessary and educate the appropriate employees with respect to the new standard in order to effectively adopt the standard beginning in the first quarter of 2018.

UNAUDITED INTERIM FINANCIAL INFORMATION

(tabular amounts in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2016
Net sales	$880	$906	$949	$919	$3,654
Cost of sales	722	745	783	781	3,031
Income from operations	47	44	57	27	175
Net income	31	28	38	9	106
Net income per basic share (a)	0.95	0.87	1.17	0.26	3.25
Net income per diluted share (a)	0.95	0.87	1.17	0.26	3.23

2015
Net sales	$861	$879	$999	$1,004	$3,743
Cost of sales	723	733	809	825	3,090
Income from operations	15	18	44	58	135
Net income	9	12	15	38	74
Net income per basic share (a)	0.28	0.36	0.46	1.17	2.27
Net income per diluted share (a)	0.28	0.36	0.46	1.17	2.27

(a)

On October 1, 2016, RRD distributed approximately 26.2 million shares of LSC Communications common stock to RRD shareholders.  RRD retained an additional 6.2 million shares.  Refer to Note 1, Overview and Basis of Presentation, to the consolidated and combined financial statements for more information. For periods shown above prior to the separation, basic and diluted earnings per share and the average number of shares outstanding were retrospectively restated for the number of LSC Communications shares outstanding immediately following the separation, 32.4 million shares. As basic and diluted EPS were computed independently for each of the periods presented, the sum of the quarterly EPS amounts do not equal the total for 2016.

Reflects results of acquired businesses from the relevant acquisition dates.

Includes the following significant items:

	Pre-tax					After-tax
Year ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Spinoff-related transaction expenses	$—	$—	$1	$4	$5	$—	$—	$1	$2	$3
Pension settlement charge	—	1	—	—	1	—	—	—	—	—
Restructuring, impairment and other charges-net	3	5	3	7	18	2	3	3	4	12

	Pre-tax					After-tax
Year ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Acquisition-related expenses	$11	$3	$—	$—	$14	$10	3	$—	$—	$13
Purchase accounting inventory adjustments	—	3	7	1	11	—	2	4	1	7
Restructuring, impairment and other charges-net	6	21	25	5	57	1	14	20	4	39

INDEX TO EXHIBITS

2.1

Separation and Distribution Agreement, dated as of September 14, 2016, by and among R. R. Donnelley & Sons Company, LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (the “Separation Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.2

Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.3

Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.4

Tax Disaffiliation Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.5

Patent Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.6

Trademark Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.7

Data Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.8

Software, Copyright and Trade Secret Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

3.1	Amended and Restated Certificate of Incorporation of LSC Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

3.2	Amended and Restated By-laws of LSC Communications, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.1

Stockholder and Registration Rights Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.2

Indenture, dated as of September 30, 2016, among LSC Communications, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among LSC Communications, Inc., the lenders party thereto, Bank Of America, N.A., as Administrative Agent Swing Line Lender and an L/C Issuer, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.2	2016 LSC Communications, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

E-1

10.3

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.4	LSC Unfunded Supplemental Pension Plan effective October 1, 2016 (filed herewith)*

10.5

Supplemental Executive Retirement Plan-B for Designated Executives effective January 1, 2001 as amended effective December 31, 2004, January 1, 2005 and September 30, 2016 (the “SERP-B”) (filed herewith)*

10.6

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.7

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016,  between LSC Communications, Inc., R. R. Donnelley & Sons Company and Andrew B. Coxhead (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.8	Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between

LSC Communications, Inc., R. R. Donnelley & Sons Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.9

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 30, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Richard T. Lane (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.10	Employment Agreement, dated as of July 26, 2016, between Kent A. Hansen and LSC Communications US, LLC (filed herewith)*

10.11

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.12	Form of Director Restricted Stock Unit Award as amended (for 2004-2007) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith)*

10.13	Form of Director Restricted Stock Unit Award (for 2014-2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith)*

10.14	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.15	Form of Director Restricted Stock Unit Award Agreement (filed herewith)*

10.16	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors as amended to March 2000 (filed herewith)*

10.17	Form of Option Agreement (for 2009 to 2012) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith)*

10.18	Form of Cash Retention Award Agreement (for 2013) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith)*

10.19	Form of Cash Retention Award Agreement (for 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith)*

10.20	Form of Stock Unit Award Agreement (for 2013 and 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith)*

10.21	Form of Stock Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith)*

E-2

10.22	Form of Stock Unit Award Agreement (for 2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith)*

10.23	Form of Performance Unit Award Agreement (for 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith)*

10.24	Form of Performance Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (filed herewith)*

10.25	Form of Founder’s Award (Restricted Stock) Agreement (filed herewith)*

10.26	Written Description of 2016 Annual Incentive Plan of the Company with respect to the period from October 1, 2016 to December 31, 2016 (filed herewith)*

10.27	LSC Communications Annual Incentive Plan as amended and restated (filed herewith)*

10.28	Form of Amendment to Cash Retention Awards (filed herewith)*

12.1	Statements of Computation of Ratio of Earnings to Fixed Charges (filed herewith)

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers (filed herewith)

21.1	Subsidiaries of the Company (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

24.1	Powers of Attorney (filed herewith)

31.1	Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Andrew B. Coxhead, Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1

Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

32.2

Certification by Andrew B. Coxhead, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________

* Management contract or compensatory plan or arrangement

E-3