Form 10-Q
period 2017-03-31
LSC Communications, Inc.
filed 2017-05-04
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

LSC Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4829580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

191 N. Wacker Drive, Suite 1400

Chicago, IL 60606

(Address of principal executive offices, including zip code)

(773) 272-9200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 28, 2017, 33,941,977 shares of common stock were outstanding.

LSC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

TABLE OF CONTENTS

PART I

Item 1. CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(in millions, except share and per share data)

(UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$89	$95
Receivables, less allowances for doubtful accounts of $10 in 2017 (2016: $10)	627	667
Inventories (Note 3)	199	193
Prepaid expenses and other current assets	21	21
Total current assets	936	976
Property, plant and equipment-net (Note 4)	595	608
Goodwill (Note 5)	87	84
Other intangible assets-net (Note 5)	127	131
Deferred income taxes	53	57
Other noncurrent assets	94	96
Total assets	$1,892	$1,952
LIABILITIES
Accounts payable	$283	$294
Accrued liabilities	235	237
Short-term and current portion of long-term debt (Note 14)	15	52
Total current liabilities	533	583
Long-term debt (Note 14)	729	742
Pension liabilities	263	279
Deferred income taxes	2	2
Other noncurrent liabilities	102	106
Total liabilities	1,629	1,712
Commitments and Contingencies (Note 13)
EQUITY (Note 9)
Common stock, $0.01 par value
Authorized: 65,000,000 shares;
Issued: 33,472,273 shares in 2017 (2016: 32,449,669)	—	—
Additional paid-in-capital	791	770
(Accumulated deficit) retained earnings	(8)	1
Accumulated other comprehensive loss	(519)	(531)
Treasury stock, at cost: 34,727 shares in 2017	(1)	—
Total equity	263	240
Total liabilities and equity	$1,892	$1,952

See Notes to the Condensed Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Net sales	$821	$880
Cost of sales	692	722
Selling, general and administrative expenses (exclusive of depreciation and amortization)	65	62
Restructuring, impairment and other charges-net (Note 6)	6	3
Depreciation and amortization	40	46
Income from operations	18	47
Interest expense	17	—
Income before income taxes	1	47
Income tax expense	2	16
Net (loss) income	$(1)	$31

Net (loss) earnings per common share (Note 10):
Basic net (loss) earnings per share	$(0.02)	$0.95
Diluted net (loss) earnings per share	$(0.02)	$0.95

Dividends declared per common share	$0.25	$—

Weighted average number of common shares outstanding:
Basic	32.6	32.4
Diluted	32.6	32.4

See Notes to the Condensed Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Net (loss) income	$(1)	$31

Other comprehensive income (loss), net of tax (Note 11)
Translation adjustments	9	10
Adjustments for net periodic pension plan cost	3	(4)
Other comprehensive income	12	6
Comprehensive income	$11	$37

See Notes to the Condensed Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net (loss) income	$(1)	$31
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	40	46
Provision for doubtful accounts receivable	1	1
Share-based compensation	3	1
Deferred income taxes	1	(8)
Other	1	(1)
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable - net	40	45
Inventories	(4)	(20)
Prepaid expenses and other current assets	(1)	(3)
Accounts payable	3	(58)
Income taxes payable and receivable	(1)	3
Accrued liabilities and other	(18)	(23)
Net cash provided by operating activities	64	14
Cash Flows from Investing Activities
Capital expenditures	(21)	(12)
Acquisitions of businesses, net of cash acquired	(4)	—
Proceeds from sales of other assets	—	1
Net cash used in investing activities	(25)	(11)
Cash Flows from Financing Activities
Payments of current maturities and long-term debt	(51)	(1)
Proceeds from issuance of common stock	18	—
Dividends paid	(8)	—
Payments to RRD - net	(7)	—
Net transfers to Parent and affiliates	—	(21)
Net cash used in financing activities	(48)	(22)
Effect of exchange rate on cash and cash equivalents	3	1
Net decrease in cash and cash equivalents	(6)	(18)
Cash and cash equivalents at beginning of year	95	95
Cash and cash equivalents at end of period	$89	$77

Supplemental non-cash disclosure:
Assumption of warehousing equipment related to customer contract	$—	$9

See Notes to the Condensed Consolidated and Combined Financial Statements

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

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

In March 2017, RRD completed the sale of 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.  In connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications also sold 0.9 million shares of common stock, receiving proceeds of $18 million, which were used for general corporate purposes.

In connection with the separation, LSC Communications, RRD and Donnelley Financial entered into commercial arrangements, transition services agreements and various other agreements related to the separation that remain in effect.  Final copies of such agreements are filed as exhibits to this quarterly report on Form 10-Q.

Basis of Presentation

The accompanying condensed consolidated and combined financial statements reflect the consolidated balance sheets and results of operations of the Company as an independent, publicly traded company for the period after the separation, and the condensed combined balance sheets and results of operations of the Company as a combined reporting entity of RRD for the periods prior to the separation.  The condensed consolidated and combined financial statements include the balance sheets, results of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).  These unaudited condensed consolidated and combined interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated and combined financial statements. Actual results could differ from these estimates.  Certain prior year amounts were restated to conform to the Company’s current consolidated and combined statement of operations classifications.

On October 1, 2016, the Company recorded certain separation-related adjustments primarily for certain assets and liabilities that were distributed as part of the separation from RRD. The adjustments primarily related to the assumption of certain pension obligations and plan assets in single employer plans for the Company’s employees and certain former employees and retirees of RRD.  Additional separation-related adjustments may be recorded in future periods.

LSC Communications generates a portion of its net sales from sales to RRD’s subsidiaries.  Additionally, LSC Communications utilizes RRD for freight and logistics when shipping finished goods to its customers, premedia services and printing products.  Refer to Note 15, Related Parties, for more information.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

Prior to the Separation

The condensed combined financial statements were prepared on a stand-alone basis and were derived from RRD’s consolidated financial statements and accounting records. They include certain expenses of RRD which were allocated to LSC Communications for certain corporate functions, including healthcare and pension benefits, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight.  These expenses were allocated to the Company on the basis of direct usage, when available, with the remainder allocated on a pro rata basis by revenue, employee headcount, or other measures. The Company considered the allocation methodologies and results to be reasonable for all periods presented; however, these allocations may not be indicative of the actual expenses that LSC Communications would have incurred as an independent public company or the costs it may incur in the future.  The income tax amounts in these combined financial statements were calculated based on a separate income tax return methodology and presented as if the Company’s operations were separate taxpayers in the respective jurisdictions.

All intercompany transactions and accounts have been eliminated.  All intracompany transactions between LSC Communications, RRD and Donnelley Financial are considered to be effectively settled in the condensed consolidated and combined financial statements at the time the transaction is recorded.  The total net effect of the settlement of these intracompany transactions is reflected in the condensed combined statement of cash flows as a financing activity.

Note 2.  Business Combinations

2017 Acquisition

On March 1, 2017, the Company acquired HudsonYards Studios (“HudsonYards”), a leading digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services.  The acquisition enhances the Company’s digital and premedia capabilities.  The purchase price for HudsonYards was $2 million, of which $1 million was recorded in goodwill.

For the three months ended March 31, 2017, the Company recorded a de minimis amount of acquisition-related expenses associated with completed and contemplated acquisitions within selling, general and administrative expenses in the condensed consolidated and combined results of operations.

2016 Acquisition

On December 2, 2016, the Company acquired Continuum Management Company, LLC (“Continuum”), a print procurement and management business.  The acquisition enhanced the Company’s print management’s capabilities.  The Company paid $7 million in cash in 2016.  An additional $2 million was paid during the three months ended March 31, 2017 as part of a final working capital adjustment for a total purchase price of $9 million, of which $5 million was recorded in goodwill.

There were no acquisition-related expenses during the three months ended March 31, 2016.

Pro forma results

The following unaudited pro forma financial information for the three months ended March 31, 2017 and 2016 presents the condensed consolidated and combined statements results of operations of the Company and the acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to the acquisitions.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated and combined results of operations that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated results of operations.

	Three Months Ended
	March 31,
	2017	2016
Net sales	$822	$894
Net (loss) income	(1)	31

Note 3.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Raw materials and manufacturing supplies	$101	$100
Work in process	63	58
Finished goods	93	93
LIFO reserve	(58)	(58)
Total	$199	$193

Note 4.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Land	$42	$42
Buildings	766	762
Machinery and equipment	4,199	4,173
	5,007	4,977
Accumulated depreciation	(4,412)	(4,369)
Total	$595	$608

During the three months ended March 31, 2017 and 2016, depreciation expense was $35 million and $39 million, respectively.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

Note 5.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 were as follows:

	Print	Office Products	Total
Net book value as of December 31, 2016
Goodwill	$852	$109	$961
Accumulated impairment losses	(798)	(79)	(877)
Total	54	30	84
Acquisitions	3	—	3
Net book value as of March 31, 2017
Goodwill	859	109	968
Accumulated impairment losses	(802)	(79)	(881)
Total	$57	$30	$87

The components of other intangible assets at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$205	$(112)	$93	$205	$(109)	$96
Trade names	5	(3)	2	5	(2)	3
Total amortizable other intangible assets	210	(115)	95	210	(111)	99
Indefinite-lived trade names	32	—	32	32	—	32
Total other intangible assets	$242	$(115)	$127	$242	$(111)	$131

During the three months ended March 31, 2017 and 2016, amortization expense for other intangible assets was $4 million and $5 million, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of March 31, 2017:

For the year ending December 31,	Amount
2017	$16
2018	11
2019	10
2020	10
2021	9
2022 and thereafter	43
Total	$99

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

Note 6.  Restructuring, Impairment and Other Charges

For the three months ended March 31, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended March 31, 2017	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$3	$1	$4	$—	$1	$5
Office Products	1	—	1	—	—	1
Total	$4	$1	$5	$—	$1	$6

Three Months Ended March 31, 2016	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$—	$2	$2	$—	$1	$3
Total	$—	$2	$2	$—	$1	$3

Restructuring and Impairment Charges

For the three months ended March 31, 2017, the Company incurred employee-related restructuring charges of $4 million for an aggregate of 198 employees, of whom 161 were terminated as of or prior to March 31, 2017.  These charges primarily related to the reorganization of certain business units and corporate functions.  Additionally, the Company incurred lease termination and other restructuring charges of $1 million.

For the three months ended March 31, 2016, the Company incurred lease termination and other restructuring charges of $2 million. The Company also recorded de minimis amounts for employee terminations and net impairment charges for the three months ended March 31, 2016.

Other Charges

For the three months ended March 31, 2017, the Company recorded other charges of $1 million for multi-employer pension plan withdrawal obligations unrelated to facility closures. The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $6 million and $39 million, respectively, at March 31, 2017.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in such plans and any decisions by those employers to withdraw from such plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multi-employer pension plans, including certain plans from which the Company has previously withdrawn, could have a material effect on the Company’s previously estimated withdrawal liabilities and condensed consolidated and combined balance sheets, results of operations or cash flows.

For the three months ended March 31, 2016, the Company recorded other charges of $1 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

Restructuring Reserve

The restructuring reserve as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017, were as follows:

	December 31, 2016	Restructuring Charges	Foreign Exchange and Other	Cash Paid	March 31, 2017
Employee terminations	$8	$4	$—	$(2)	$10
Multi-employer pension plan withdrawal obligations	18	—	—	(1)	17
Lease terminations and other	2	1	—	(1)	2
Total	$28	$5	$—	$(4)	$29

The current portion of restructuring reserves of $15 million at March 31, 2017 was included in accrued liabilities, while the long-term portion of $14 million, which primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at March 31, 2017.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by March 2018.

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

Note 7.  Retirement Plans

The Company is the sole sponsor of certain defined benefit pension plans, which have been reflected in the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016. At the separation date, the Company assumed and recorded certain pension obligations and plan assets in single employer plans for the Company’s employees and certain former employees and retirees.  The Company recorded a net benefit plan obligation of $358 million as of October 1, 2016 related to these plans.  Additionally, the Company’s United Kingdom pension plan was transferred to RRD at the separation date, and as a result, the Company recorded a reduction in its net benefit plan assets of $7 million as of October 1, 2016.

The components of the estimated net pension benefits plan income for the three months ended March 31, 2017 and 2016 are disclosed in the table below.  Amounts shown for the three months ended March 31, 2017 include pension income for the Qualified and Non-Qualified plans, certain plans in Mexico and from the acquisitions of Esselte Corporation and Courier. Amounts shown for the three months ended March 31, 2016 include pension income for certain plans in the United Kingdom and Mexico and from the acquisitions of Esselte Corporation and Courier.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

Prior to the separation, certain employees of the Company participated in certain pension and postretirement healthcare plans sponsored by RRD.  For RRD-sponsored defined benefit and post-employment plans, the Company recorded net pension and postretirement income of $10 million for the three months ended March 31, 2016 in addition to the amounts disclosed below.

	Three Months Ended March 31,
	2017		2016
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Interest cost	$22	$1	$2	$2
Expected return on plan assets	(38)	—	(3)	(3)
Amortization, net	4	—	—	—
Net periodic benefit income	$(12)	$1	$(1)	$(1)

Note 8.  Share-Based Compensation

Prior to the separation, RRD maintained an incentive stock program for the benefit of its officers, directors, and certain employees, including the Company’s employees. A portion of the Company’s employees have participated in RRD’s incentive stock program which included stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”).  Share-based compensation expense included expense attributable to the Company based on the award terms previously granted to the Company’s employees and an allocation of compensation expense associated with RRD’s corporate and shared functional employees.  As the share-based compensation plans were RRD’s plans, the amounts were recognized through net parent company investment on the condensed combined balance sheets.

In connection with the separation, outstanding RRD stock options, RSUs and PSUs previously issued under RRD’s incentive stock program were adjusted and converted into awards at a participant’s new employer or into a basket of awards of each of the Company, RRD and Donnelley Financial using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the separation.  In periods after the separation, the Company records share-based compensation expense held by its employees, officers and directors relating to LSC Communications, RRD and Donnelley Financial awards.

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

Total compensation expense related to all share-based compensation plans for the Company’s employees, officers and directors was $3 million for the three months ended March 31, 2017. The Company was allocated share-based compensation expense from RRD of $1 million related to all share-based compensation plans for the three months ended March 31, 2016.

Stock Options

There were no options granted during the three months ended March 31, 2017 or 2016.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

A summary of the Company’s stock option activity for LSC Communications, RRD and Donnelley Financial employees, officers and directors as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017 is presented below.

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2016	299	$25.32	3.3	$2
Outstanding at March 31, 2017	299	25.32	3.1	1
Vested and expected to vest at March 31, 2017	299	25.32	3.1	1
Exercisable at March 31, 2017	299	$25.32	3.1	$1

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2017 and December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on March 31, 2017 and December 31, 2016. This amount will change in future periods based on the fair market value of LSC Communications stock and the number of options outstanding. Total intrinsic value of options exercised for the three months ended March 31, 2017 was de minimis.  There was a de minimis amount of excess tax benefits for the three months ended March 31, 2017.

There was no compensation expense related to stock options for the three months ended March 31, 2017.

Restricted Stock Units

A summary of the Company’s RSU activity for LSC Communications, RRD and Donnelley Financial employees and officers who hold LSC Communications RSUs as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017 is presented below.

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	652	$28.39
Granted	150	26.72
Vested	(86)	27.22
Nonvested at March 31, 2017	716	$28.18

During the three months ended March 31, 2017, 150,290 RSUs were granted to certain executive officers and senior management. The shares are subject to time-based vesting and will cliff vest on March 2, 2020. The total potential payout for the awards is 150,290 shares.  The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.  These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or change of control of the Company.

Compensation expense related to LSC Communications, RRD and Donnelley Financial RSUs held by Company employees, officers and directors was $2 million for the three months ended March 31, 2017. As of March 31, 2017, there was $12 million of unrecognized share-based compensation expense related to approximately 0.7 million RSUs, with a weighted-average grant date fair value of $28.10, that are expected to vest over a weighted average period of 2.1 years.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

Restricted Stock Awards

A summary of restricted stock award (“RSA”) activity for the Company’s employees related to awards granted after the separation as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017 is presented below.

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	159	$26.26
Nonvested at March 31, 2017	159	$26.26

Compensation expense related to RSAs for the three months ended March 31, 2017 was de minimis.  As of March 31, 2017, there was $3 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted average period of 2.5 years.

Performance Restricted Stock

A summary of performance restricted stock (“PRS”) activity for the Company’s employees related to awards granted after the separation as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017 is presented below.

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	266	$26.26
Granted	45	28.94
Nonvested at March 31, 2017	311	$26.65

During the three months ended March 31, 2017, 44,760 shares of PRS were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance period for the shares is January 1, 2017 to December 31, 2017.  In addition to being subject to achievement of the performance target, the shares are also subject to time-based vesting on March 2, 2020.  Both the performance-based vesting and the time-based vesting must be met for the PRS to vest.

The fair value of these awards was determined on the date of grant based on the Company’s stock price.  These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or change of control of the Company.

Compensation expense for the awards granted during the three months ended March 31, 2017 is being recognized based on an estimated payout of 37,300 shares. Compensation expense for the awards granted during the three months ended December 31, 2016 is being recognized based on an estimated payout of 266,072 shares.  Compensation expense related to PRS for the three months ended March 31, 2017 was $1 million. As of March 31, 2017, there was $7 million of unrecognized compensation expense related to PRS, which is expected to be recognized over a weighted average period of 2.6 years.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

Performance Share Units

A summary of PSU activity for the Company’s employees related to awards granted after the separation as of December 31, 2016 and March 31, 2017, and changes during the three months ended March 31, 2017 is presented below.

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	29	26.72
Nonvested at March 31, 2017	29	$26.72

During the three months ended March 31, 2017, 28,520 PSUs were granted to certain members of senior management, payable upon the achievement of certain established performance targets. The performance period for the shares is January 1, 2017 to December 31, 2017.  In addition to being subject to achievement of the performance target, the shares are also subject to time-based vesting on March 2, 2020.  Both the performance-based vesting and the time-based vesting must be met for the PSUs to vest.

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

Compensation expense for the awards granted during the three months ended March 31, 2017 is being recognized based on an estimated payout of 28,520 shares.  Compensation expense related to PSUs for the three months ended March 31, 2017 was de minimis. As of March 31, 2017, there was $1 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted average period of 2.9 years.

Note 9.  Equity

The Company’s equity as of December 31, 2016 and March 31, 2017 and changes during the three months ended March 31, 2017 were as follows:

Total Equity
Balance at December 31, 2016	$240
Net loss	(1)
Other comprehensive income	12
Share-based compensation	3
Issuance of share-based awards, net of withholdings and other	(1)
Cash dividends paid	(8)
Issuance of common stock	18
Balance at March 31, 2017	$263

During the three months ended March 31, 2017, in connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications also sold 0.9 million shares of common stock.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

The Company’s equity as of December 31, 2015 and March 31, 2016 and changes during the three months ended March 31, 2016 were as follows:

Total Equity
Balance at December 31, 2015	$1,277
Net income	31
Net transfers to parent company	(27)
Other comprehensive income	6
Balance at March 31, 2016	$1,287

Note 10.  Earnings Per Share

On October 1, 2016, RRD distributed approximately 26.2 million shares of LSC Communications common stock to RRD shareholders and retained 6.2 million shares.  In March 2017, RRD completed the sale of its 6.2 million shares of LSC Communications common stock.

For the period after the separation, basic earnings per share (“EPS”) is calculated by dividing net earnings attributable to the Company’s shareholders by the weighted average number of common shares outstanding for the period. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock, RSUs, and PSUs. The computations of basic and diluted EPS for periods prior to the separation were calculated using the shares distributed and retained by RRD on October 1, 2016.  The same number of shares was used to calculate basic and diluted earnings per share since there were no LSC Communications equity awards outstanding prior to the separation.

During the three months ended March 31, 2017, in connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications also sold 0.9 million shares of common stock.

During the three months ended March 31, 2017, no shares of common stock were purchased by the Company; however, shares were withheld for tax liabilities upon vesting of equity awards.

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	Three Months Ended
	March 31,
	2017	2016
Net (loss) earnings per common share:
Basic	$(0.02)	$0.95
Diluted	$(0.02)	$0.95
Dividends declared per common share	$0.25	$—
Numerator:
Net (loss) income	$(1)	$31
Denominator:
Weighted average number of common shares outstanding	32.6	32.4
Dilutive options and awards	—	—
Diluted weighted average number of common shares outstanding	32.6	32.4

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

Note 11.  Comprehensive Income

The components of other comprehensive income and income tax expense allocated to each component for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017
	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$9	$—	$9
Adjustment for net periodic pension plan cost	4	1	3
Other comprehensive income	$13	$1	$12

	Three Months Ended March 31, 2016
	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$10	$—	$10
Adjustment for net periodic pension plan cost	—	4	(4)
Other comprehensive income	$10	$4	$6

During the three months ended March 31, 2016, translation adjustments and income tax expense on pension plan cost were adjusted to reflect previously recorded deferred taxes at their historical exchange rates.

Accumulated other comprehensive loss by component as of December 31, 2016 and March 31, 2017 and changes during the three months ended March 31, 2017 were as follows:

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$(462)	$(69)	$(531)
Other comprehensive income before reclassifications	—	9	9
Amounts reclassified from accumulated other comprehensive loss	3	—	3
Net change in accumulated other comprehensive loss	3	9	12
Balance at March 31, 2017	$(459)	$(60)	$(519)

Accumulated other comprehensive loss by component as of December 31, 2015 and March 31, 2016 and changes during the three months ended March 31, 2016, were as follows:

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2015	$(46)	$(159)	$(205)
Other comprehensive income before reclassifications	—	10	10
Amounts reclassified from accumulated other comprehensive loss	(4)	—	(4)
Net change in accumulated other comprehensive loss	(4)	10	6
Balance at March 31, 2016	$(50)	$(149)	$(199)

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

Reclassification from accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Classification in the Condensed Consolidated & Combined
	2017	2016	Statements of Operations
Amortization of pension plan cost:
Net actuarial loss	$4	$—	(a)
Reclassifications before tax	4	—
Income tax expense	1	4
Reclassifications, net of tax	$3	$(4)

(a)

These accumulated other comprehensive income components are included in the calculation of net periodic pension plan (income) expense recognized substantially all in selling, general and administrative expenses in the condensed consolidated and combined results of operations (see Note 7, Retirement Plans).

Note 12.  Segment Information

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

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories:  filing products, note-taking products, binder products, forms and envelopes.

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

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss).  This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported with the condensed consolidated and combined financial statements.

	Net Sales	Income (Loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2017
Print	$710	$12	$1,470	$35	$20
Office Products	111	9	312	4	—
Total operating segments	821	21	1,782	39	20
Corporate	—	(3)	110	1	1
Total operations	$821	$18	$1,892	$40	$21

	Net Sales	Income from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2016
Print	$752	$32	$1,583	$41	$8
Office Products	128	14	334	4	1
Total operating segments	880	46	1,917	45	9
Corporate	—	1	25	1	3
Total operations	$880	$47	$1,942	$46	$12

Restructuring, impairment and other charges by segment for the three months ended March 31, 2017 and 2016 are disclosed in Note 6, Restructuring, Impairment and Other Charges.

Note 13.  Commitments and Contingencies

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

The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future. However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on the Company’s condensed consolidated and combined balance sheets, results of operations and cash flows.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s condensed consolidated and combined balance sheets, results of operations and cash flows.

Note 14.  Debt

The Company’s debt at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Term Loan Facility due September 30, 2022 (a)	$303	$353
8.75% Senior Secured Notes due October 15, 2023	450	450
Capital lease obligations	5	6
Unamortized debt issuance costs	(14)	(15)
Total debt	744	794
Less: current portion	(15)	(52)
Long-term debt	$729	$742

(a)	The borrowings under the Term Loan Facility are subject to a variable interest rate. As of March 31, 2017 and December 31, 2016, the interest rate was 7.00%.

__________________________________

The fair values of the Senior Notes and Term Loan Facility, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $23 million and $22 million at March 31, 2017 and December 31, 2016, respectively.

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

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) which provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $375 million (the “Term Loan Facility”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $400 million (the “Revolving Credit Facility,”). The interest rate per annum applicable to the Term Loan Facility is equal to, at the Company’s option, either a base rate plus a margin of 5.00% or LIBOR plus a margin of 6.00%. The LIBOR rate is subject to a “floor” of 1%.  The interest rate per annum applicable to the Revolving Credit Facility is equal to a base rate plus a margin ranging from 1.75% to 2.25%, or LIBOR plus a margin ranging from 2.75% to 3.25%, in either case based upon the Consolidated Leverage Ratio of the Company and its restricted subsidiaries. Interest on the Credit Agreement is due at least quarterly and commenced on December 31, 2016.  The Term Loan Facility will amortize in quarterly installments of $13 million for the first eight quarters and $11 million for subsequent quarters.  The debt issuance costs and original issue discount are being amortized over the life of the facilities using the effective interest method. The Term Loan Facility will mature on September 30, 2022 and the Revolving Credit Facility will mature on September 30, 2021.

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

The Company used the net proceeds from the Term Loan Facility to fund a cash dividend to RRD in connection with the spin off and to pay fees and expenses related to the spin off from RRD in 2016.  The Company intends to use any additional borrowings under the Credit Facilities for general corporate purposes, including the financing of permitted investments.

On February 2, 2017, the Company paid in advance the full amount of required amortization payments, $50 million, for the year ended December 31, 2017 for the Term Loan Facility.

There were de minimis amounts of interest income during the three months ended March 31, 2017 and 2016.

There were no borrowings under the Revolving Credit Facility as of March 31, 2017 and December 31, 2016.

Note 15:  Related Parties

In March 2017, RRD completed the sale of 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.

Prior to the separation, the Company had not historically operated as a stand-alone business.  After the separation, the Company has entered into commercial arrangements with RRD. Under the terms of the commercial arrangements, RRD continues to provide, among other things, logistics, premedia, production and sales services to LSC Communications.  In addition, LSC Communications continues to provide sales support services to RRD’s Asia and Mexico print and graphics management businesses in order to facilitate the importing of books and related products to the U.S. RRD also provides LSC Communications certain global outsourcing, technical support and other services.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

Allocations from RRD

Prior to the separation, RRD provided LSC Communications certain services, which included, but were not limited to, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight. RRD charged the Company for these services based on direct usage, when available, with the remainder allocated on a pro rata basis by revenue, headcount, or other measures.  These allocations were reflected as follows in the condensed combined financial statements for the three months ended March 31, 2016:

Three Months Ended March 31, 2016
Costs of goods sold	$22
Selling, general and administrative	32
Depreciation and amortization	2
Total allocations from RRD	$56

The Company considered the expense methodologies and financial results to be reasonable for all periods presented.  However, these allocations may not be indicative of the actual expenses that may have been incurred as an independent public company or the costs LSC Communications may incur in the future.

After the separation, the Company no longer receives or records allocations from RRD. The Company records transactions with RRD as external arms-length transactions in the Company’s condensed consolidated financial statements.

Transactions with RR Donnelley

Receivables and Payables

As of March 31, 2017, the Company had $55 million and $45 million of trade receivables and payables, respectively, with RRD.   In addition, receivables as of March 31, 2017 and December 31, 2016 included a $10 million non-trade receivable owed by RRD that was paid in April 2017.

As of December 31, 2016, the Company had $62 million and $56 million of trade receivables and payables, respectively, with RRD.

Revenues and Purchases

LSC Communications generates a portion of net revenue from sales to RRD’s subsidiaries.  Net revenues from related party sales were $32 million and $10 million for the three months ended March 31, 2017 and 2016, respectively.  These amounts are included in the condensed consolidated and combined results of operations.

LSC Communications utilizes RRD for freight, logistics and premedia services.  Included in the condensed consolidated and combined financial statements were costs of sales related to freight, logistics and premedia services purchased from RRD of $51 million and $47 million for the three months ended March 31, 2017 and 2016, respectively.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

Note 16.  New Accounting Pronouncements

In March 2017, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). This ASU requires entities to disaggregate the service cost component from other components of net benefit cost and present it with other employee compensation costs.  All other components of net benefit cost will need to be presented elsewhere on the income statement outside of income from operations. Only the service cost component would be eligible for capitalization into inventory. The standard is effective in the first quarter 2018.  As a result of the adoption of ASU 2017-07, the Company expects to reclassify approximately $46 million and $45 million related to the years ended December 31, 2017 and 2016, respectively, of net pension income out of income from operations to a line item outside of income from operations, resulting in no net impact to net income.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  The standard eliminates Step 2 of the goodwill impairment test, and instead, recognizes an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated.  The standard is effective in the first quarter 2020, with early adoption permitted on testing dates after January 1, 2017.  The Company is evaluating the impact of ASU 2017-04.

In January 2017, the FASB issued Accounting Standards Update No. 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business" (“ASU 2017-01”) in order to clarify the definition of a business as it relates to whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard becomes effective in the first quarter of 2018. The Company plans to adopt the standard in the first quarter of 2018.  The impact is not expected to be material.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU2016-15”), which provided guidance on eight specific cash flow classification issues to reduce existing diversity in practice. The standard becomes effective in the first quarter of 2018.  Early adoption of ASU 2016-15 is permitted; however the Company plans to adopt the standard in the first quarter of 2018. The Company does not expect a significant impact to presentation on its condensed consolidated and combined statements of cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 “Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as the classification of share-based payment transactions on the statement of cash flows. The standard became effective in the first quarter of 2017.  As early adoption of ASU 2016-09 is permitted, the Company adopted the standard in the fourth quarter of 2016. The election to early adopt ASU 2016-09 requires any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption, to be reflected. The requirements of ASU 2016-09 did not have a material impact to any of the periods presented.

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

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(tabular amounts in millions, except per share data)

The Company plans to adopt the standard in the first quarter of 2018. The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption approach, meaning the standard is applied only to the most current period. The Company currently anticipates adopting the standard using the modified retrospective adoption approach.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition of LSC Communications, Inc. as of March 31, 2017 and December 31, 2016 and the results of operations for the three months ended March 31, 2017 and 2016. This commentary should be read in conjunction with the condensed consolidated and combined financial statements and accompanying notes included in Item 1 Condensed Consolidated and Combined Financial Statements.  Refer to the company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 23, 2017, for management’s discussion and analysis of the financial condition of the company as of December 31, 2016 and December 31, 2015, and the results of operations for the years ended December 31, 2016, 2015 and 2014.

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

In March 2017, RRD completed the sale of 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.  In connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications also sold 0.9 million shares of common stock, receiving proceeds of $18 million, which were used for general corporate purposes.

In connection with the separation, LSC Communications, RRD and Donnelley Financial entered into commercial arrangements, transition services agreements and various other agreements related to the separation that remain in effect.  Final copies of such agreements are filed as exhibits to this quarterly report on Form 10-Q.

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

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories:  filing products, note-taking products, binder products, forms and envelopes.

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

Business Combinations

On March 1, 2017, the Company acquired HudsonYards Studios (“HudsonYards”), a leading digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services, for $2 million in cash.

On December 2, 2016, the Company acquired Continuum Management Company, LLC (“Continuum”), a print procurement and management business, for $7 million in cash.  An additional $2 million was paid during the three months ended March 31, 2017 as part of a final working capital adjustment for a total purchase price of $9 million.

For further information on the above acquisitions, refer to Note 2, Business Combinations, to the condensed consolidated and combined financial statements.

OUTLOOK

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

The future impact of technology on our business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, we have made targeted acquisitions and investments in our existing business to offer customers innovative services and solutions. Such acquisitions and investments include the acquisition of HudsonYards in 2017, which expanded our digital and premedia capabilities and Continuum in 2016, which expanded our print management capabilities. These and other targeted acquisitions and investments further secure our position as a technology leader in the industry.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by LSC Communications. Historically, demand for printing of magazines, catalogs, retail inserts, books and office products is higher in the second half of the year, driven by increased advertising pages within magazines, holiday volume in catalogs and retail inserts, and back-to-school demand in books and office products. These typical seasonal patterns can be impacted by overall trends in the U.S. and world economy.  The Company expects the seasonal impact in 2017 to be in line with historical patterns.

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

Changes in the price of raw materials, crude oil and other energy costs impact our ink suppliers and manufacturing costs. Crude oil and energy prices continue to be volatile. Should prices increase, we generally cannot pass on to customers the impact of higher energy prices on our manufacturing costs. We do enter into fixed price contracts for a portion of our natural gas purchases to mitigate the impact of changes in energy prices. We cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or customer demand and the related impact either will have on the Company’s condensed consolidated balance sheets, results of operations and cash flows.

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

Pension Benefit Plans

The funded status of the Company’s pension benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. The Company reviews its actuarial assumptions on an annual basis as of December 31. Based on current estimates, the Company expects to make cash contributions of approximately $5 million to $7 million to its pension benefit plans for the full year 2017, of which $1 million has been contributed during the three months ended March 31, 2017.

Refer to Note 7, Retirement Plans, for more information on the Company’s pension benefit plans and the activity recorded at the separation date.

Financial Review

In the financial review that follows, the Company discusses its condensed consolidated and combined balance sheets, results of operations, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated and combined financial statements and the related notes.

Results of Operations for the Three Months Ended March 31, 2017 as Compared to the Three Months Ended March 31, 2016

The following table shows the results of operations for the three months ended March 31, 2017 and 2016, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Net sales	$821	$880	$(59)	(6.7%)
Cost of sales	692	722	(30)	(4.2%)
	84.3%	82.0%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	65	62	3	4.8%
	7.9%	7.0%
Restructuring, impairment and other charges-net	6	3	3	100.0%
Depreciation and amortization	40	46	(6)	(13.0%)
Income from operations	$18	$47	$(29)	(61.7%)

Consolidated and Combined Results

Net sales for the three months ended March 31, 2017 were $821 million, a decrease of $59 million, or 6.7% compared to the three months ended March 31, 2016.  Net sales were impacted by:

•

Decreases resulting from lower volume in the Print and Office Products segments, price declines, a $5 million, or 0.6% decrease in pass-through paper sales, a $4 million, or 0.5%, decrease due to changes in foreign exchange rates; and

•	Increases due to the acquisition of Continuum in December 2016 and higher supply chain management and fulfillment volume in the Print segment which partially offset some of the decreases.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $72 million or 8.1% (see Note 2, Business Combinations, to the condensed consolidated and combined financial statements).

Total cost of sales decreased $30 million, or 4.2%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, including a $3 million, or 0.5%, decrease due to changes in foreign exchange rates. Additionally, cost of sales decreased due to lower volume in the Print and Office products segments, lower pass-through paper sales, productivity, and cost control initiatives.

Selling, general and administrative expenses increased $3 million to $65 million for the three months ended March 31, 2017 primarily driven by increases in costs to operate as an independent public company due to the separation, partially offset by lower selling expense.

As a percentage of net sales, selling, general and administrative expenses increased from 7.0% for the three months ended March 31, 2016 to 7.9% for the three months ended March 31, 2017 primarily due to lower sales.

For the three months ended March 31, 2017, the Company recorded restructuring, impairment and other charges of $6 million.  The Company incurred net restructuring charges of $4 million for employee terminations for an aggregate of 198 employees, of whom 161 were terminated as of or prior to March 31, 2017.  These charges primarily related to the reorganization of certain business units and corporate functions.  The Company recorded lease termination and other restructuring charges of $1 million. Additionally, the Company recorded other charges of $1 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

For the three months ended March 31, 2016, the Company recorded restructuring, impairment and other charges of $3 million. The Company incurred lease termination and other restructuring charges of $2 million. The Company also recorded de minimis amounts for employee terminations and net impairment charges for the three months ended March 31, 2016.  Additionally, the Company recorded other charges of $1 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

Depreciation and amortization decreased $6 million to $40 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to decreased capital spending in recent years compared to historical levels. Depreciation and amortization included $4 million and $5 million of amortization of other intangible assets related to customer relationships and trade names for the three months ended March 31, 2017 and 2016, respectively.

Income from operations for the three months ended March 31, 2017 was $18 million compared to $47 million for the three months ended March 31, 2016.  The decrease was due to lower volume in the Print and Office Products segments, price pressures and higher restructuring, impairment and other charges.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense	$17	$—	$17	100.0%

Net interest expense increased by $17 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to the debt incurred in relation to the separation.

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Income before income taxes	$1	$47	$(46)	(97.9%)
Income tax expense	2	16	(14)	(87.5%)
Effective income tax rate	148.1%	33.9%

The effective income tax rate for the three months ended March 31, 2017 was 148.1% compared to 33.9% for the three months ended March 31, 2016.  The effective income tax rate for the three months ended March 31, 2017 reflects the unfavorable impact associated with share-based compensation awards that lapsed in 2017.

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

Print

	Three Months Ended March 31,
	2017	2016
	(in millions, except percentages)
Net sales	$710	$752
Income from operations	12	32
Operating margin	1.7%	4.3%
Restructuring, impairment and other charges-net	5	3

	Net Sales for the Three Months Ended March 31,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$383	$407	$(24)	(5.9%)
Book	239	243	(4)	(1.6%)
Europe	56	70	(14)	(20.0%)
Directories	32	32	—	0.0%
Total Print	$710	$752	$(42)	(5.6%)

Net sales for the Print segment for the three months ended March 31, 2017 were $710 million, a decrease of $42 million, or 5.6%, compared to the three months ended March 31, 2016.  Net sales decreased due to lower educational and publishing volume in the book reporting unit, lower volume in the Europe and magazines, catalogs and retail inserts reporting units, price declines, a $5 million decrease is pass-through paper sales, and a $4 million, or 0.5%, decrease due to changes in foreign exchange rates.  The decreases were partially offset by the acquisition of Continuum in December 2016 and higher supply chain management and fulfillment volume in the book reporting unit.

An analysis of net sales by reporting unit follows:

•

Magazines, catalogs and retail inserts: Sales declined due to a decrease in pass-through paper sales, lower volume, changes in foreign exchange rates, and price declines, partially offset by the acquisition of Continuum in December 2016.

•

Book: Sales decreased due to lower volume in educational and coloring books and price pressures, partially offset by increased volume in supply chain management and fulfillment, as well as higher pass-through paper sales.

•	Europe: Sales decreased primarily due to lower volume and changes in foreign exchange rates.
•	Directories: Sales remained consistent.

Print segment income from operations decreased $20 million for the three months ended March 31, 2017 primarily due to lower volume, price declines, an increase in labor costs, and higher restructuring, impairment and other charges. Operating margins decreased from 4.3% for the three months ended March 31, 2016 to 1.7% for the three months ended March 31, 2017, of which 30 basis points were due to higher restructuring, impairment and other charges.  Operating margins also decreased due to price declines, an unfavorable mix and lower volume, primarily in educational and publishing products.

Office Products

	Three Months Ended March 31,
	2017	2016
	(in millions, except percentages)
Net sales	$111	$128
Income from operations	9	14
Operating margin	8.1%	10.9%
Restructuring, impairment and other charges-net	1	—

Net sales for the Office Products segment for the three months ended March 31, 2017 were $111 million, a decrease of $17 million, or 13.3% compared to the three months ended March 31, 2016 largely as a result of lower volume, primarily in filing, note taking and binder products, and price declines.

Office Products segment income from operations decreased $5 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 mainly due to lower volume and higher restructuring, impairment and other charges, partially offset by cost control initiatives.  Operating margins decreased from 10.9% for the three months ended March 31, 2016 to 8.1% for the three months ended March 31, 2017 of which 90 basis points were due to higher restructuring, impairment and other charges.  Operating margins also decreased due to price declines, partially offset by cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating expense (income)	$3	$(1)
Spinoff-related transaction expenses	1	—

Corporate operating expense for the three months ended March 31, 2017 was $3 million, as compared to income of $1 million for the three months ended March 31, 2016. The change was mostly driven by higher costs incurred during the three months ended March 31, 2017 as a result of costs to operate as an independent public company and higher share-based compensation expense, partially offset by higher pension income.

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net and spinoff-related transaction expenses.  A reconciliation of GAAP net (loss) income to non-GAAP adjusted EBITDA for the three months ended March 31, 2017 and 2016 is presented in the following table:

	Three Months Ended March 31,
	2017	2016

Net (loss) income	$(1)	$31
Restructuring, impairment and other charges – net	6	3
Spinoff-related transaction expenses	1	—
Depreciation and amortization	40	46
Interest expense	17	—
Income tax expense	2	16
Non-GAAP adjusted EBITDA	$65	$96

Three Months Ended March 31, 2017 and 2016

2017 Restructuring, impairment and other charges—net. The three months ended March 31, 2017 included restructuring, impairment and other charges of $6 million.  The Company incurred net restructuring charges of $4 million for employee terminations and lease termination and other restructuring charges of $1 million. Additionally, the Company recorded other charges of $1 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

2016 Restructuring, impairment and other charges—net. The three months ended March 31, 2016 included restructuring, impairment and other charges of $3 million. The Company incurred lease termination and other restructuring charges of $2 million. The Company also recorded de minimis amounts of employee terminations and net impairment charges for the three months ended March 31, 2016.  Additionally, the Company recorded other charges of $1 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

Spinoff-related transaction expenses: The three months ended March 31, 2017 included charges of $1 million for one-time transaction costs associated with becoming a standalone company.

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

The following sections describe the Company’s cash flows for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$64	$14
Net cash used in investing activities	25	11
Net cash used in financing activities	48	22

Cash flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $64 million for the three months ended March 31, 2017 compared to $14 million for the same period in 2016.  The increase in net cash provided by operating activities reflected the timing of supplier payments, partially offset by interest payments in 2017.

Beginning on October 1, 2016, transactions with RRD and Donnelley Financial are considered third-party and are settled in cash, whereas prior to that date transactions were net settled among the three companies.

Cash flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $25 million compared to $11 million for the same period in 2016.  Significant changes are as follows:

•

Capital expenditures were $21 million during the three months ended March 31, 2017, an increase of $9 million compared to the same period in 2016 primarily due to increased spend on machinery and equipment in the Print segment; and

•

Cash paid for acquisitions of businesses, net of cash acquired was $4 million during the three months ended March 31, 2017, of which $2 million was for the 2017 acquisition of HudsonYards and $2 million was paid as part of a final working capital adjustment for the 2016 acquisition of Continuum.

Cash flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $48 million compared to $22 million for the same period in 2016.  Significant changes are as follows:

•

The Company paid $51 million of long-term debt and current maturities, primarily due to $50 million paid in advance for the full amount of required amortization payments for the year ended December 31, 2017 for the Term Loan Facility on February 2, 2017;

•	The Company received proceeds of $18 million for the issuance of common stock on March 28, 2017 in connection with the secondary offering of shares retained by RRD at the separation;
•	The Company paid an $8 million dividend to shareholders on March 2, 2017;
•	The Company made $7 million in net cash payments to RRD related to the separation from RRD on October 1, 2016 during the three months ended March 31, 2017; and
•	Net transfers to parent and affiliates were $21 million for the three months ended March 31, 2016.

Dividends

Cash dividends declared and paid to shareholders during the three months ended March 31, 2017 totaled $8 million. On April 6, 2017, the Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on June 2, 2017 to shareholders of record on May 15, 2017.

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

LIQUIDITY

Cash and cash equivalents were $89 million and $95 million as of March 31, 2017 and December 31, 2016.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of March 31, 2017 included $46 million in the U.S. and $43 million at international locations. The Company has not recognized deferred tax liabilities as of March 31, 2017 related to local taxes on certain foreign earnings as all are considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

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

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) which provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $375 million (the “Term Loan Facility”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $400 million (the “Revolving Credit Facility,”). The interest rate per annum applicable to the Term Loan Facility is equal to, at the Company’s option, either a base rate plus a margin of 5.00% or LIBOR plus a margin of 6.00%. The LIBOR rate is subject to a “floor” of 1%.  The interest rate per annum applicable to the Revolving Credit Facility is equal to a base rate plus a margin ranging from 1.75% to 2.25%, or LIBOR plus a margin ranging from 2.75% to 3.25%, in either case based upon the Consolidated Leverage Ratio of the Company and its restricted subsidiaries. Interest on the Credit Agreement is due at least quarterly, which commenced on December 31, 2016.  The Term Loan Facility will amortize in quarterly installments of $13 million for the first eight quarters and $11 million for subsequent quarters.  The debt issuance costs and original issue discount are being amortized over the life of the facilities using the effective interest method. The Term Loan Facility will mature on September 30, 2022 and the Revolving Credit Facility will mature on September 30, 2021.

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

The Company used the net proceeds from the Term Loan Facility in 2016 to fund a cash dividend to RRD in connection with the separation and to pay fees and expenses related to the separation from RRD.  The Company intends to use any additional borrowings under the credit facilities for general corporate purposes, including the financing of permitted investments.

There were no borrowings under the Revolving Credit Facility as of March 31, 2017. Based on the Company’s condensed consolidated results of operations for the three months ended March 31, 2017 and existing debt, the Company would have had the ability to utilize the entire $400 million Revolving Credit Facility and not have been in violation of the terms of the agreement.  Availability under the Revolving Credit Facility was reduced by $13 million related to outstanding letters of credit.  On April 18, 2017, the Company issued a letter of credit related to its workers’ compensation program which will further reduce the availability by $38 million.

The current availability under the Revolving Credit Facility and net availability as of March 31, 2017 is shown in the table below:

March 31, 2017
(in millions)
Availability
Stated amount of the Revolving Credit Facility	$400
Less: availability reduction from covenants	—
Amount available under the Revolving Credit Facility	$400

Usage
Borrowings under the Revolving Credit Facility	$—
Impact on availability related to outstanding letters of credit	13
$13

Current availability at March 31, 2017	$387
Cash	89
Net Available Liquidity	$476

The Company was in compliance with its debt covenants as of March 31, 2017, and expects to remain in compliance based on management’s estimates of operating and financial results for 2017 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of March 31, 2017, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution was added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

As of March 31, 2017, the Company had $13 million in outstanding letters of credit issued under the Revolving Credit Facility, all of which reduced the availability. As of March 31, 2017, the Company also had $16 million in other uncommitted credit facilities, all of which were outside the U.S. (the “Other Facilities”). As of March 31, 2017, letters of credit and guarantees of a de minimis amount were issued and reduced availability under the Other Facilities. As of March 31, 2017, there were no borrowings under the Revolving Credit Facility and the Other Facilities.

The Company’s debt maturities as of March 31, 2017 are shown in the following table:

	Debt Maturity Schedule
	Total	2017	2018	2019	2020	2021	Thereafter
Borrowings under the Credit Agreement	$312	$—	$48	$43	$43	$43	$135
Senior secured notes	450	—	—	—	—	—	450
Capital lease obligations	5	3	1	1	—	—	—
Total (a)	$767	$3	$49	$44	$43	$43	$585

(a) Excludes unamortized debt issuance costs of $6 million and $8 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $9 million related to the Company’s Term Loan Facility. These amounts do not represent contractual obligations with a fixed amount or maturity date.

Business Combinations

During the three months ended March 31, 2017, the Company paid $2 million, net of cash acquired, related to the acquisition of HudsonYards. The Company paid the cash portion of the HudsonYards acquisition with cash on hand.

During the year ended December 31, 2016, the Company paid $7 million, net of cash acquired, related to the acquisition of Continuum.  An additional $2 million was paid during the three months ended March 31, 2017 as part of a final working capital adjustment for a total purchase price of $9 million. The Company paid the cash portion of the Continuum acquisition with cash on hand.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At March 31, 2017, the Company’s variable-interest borrowings were $312 million, or approximately 40.7%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at March 31, 2017 by approximately $18 million.

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

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the condensed consolidated and combined financial statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated and combined financial statements are also described in Note 16, New Accounting Pronouncements, to the condensed consolidated and combined financial statements.

CAUTIONARY STATEMENT

The Company has made forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company. Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

These statements may include, or be preceded or followed by, the words  “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” or variations of such words and similar expressions.  Examples of forward-looking statements include, but are not limited to, statements, beliefs and expectations regarding our business strategies, market potential, future financial performance, dividends, costs to be incurred in connection with the separation, results of pending legal matters, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, expected pension contributions, capital expenditures and funding, our financial covenants, repayments of debt, off-balance sheet arrangements and contractual obligations, our accounting policies, general views about future operating results and other events or developments that we expect or anticipate will occur in the future. These forward-looking statements are subject to a number of important factors, including those factors disclosed in “Item 1A. Risk Factors” in section Part I in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 23, 2017, that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2 of Part I under “Management of Market Risk.” There have been no significant changes to the Company’s market risk since December 31, 2016.  For a discussion of exposure to market risk, refer to Part II, Item 7A – Quantitative and Qualitative Disclosures about Market Risk disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 23, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2017 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 13, Commitments and Contingencies, to the condensed consolidated and combined financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 23, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchases as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	—	$—	—	$—
February 1, 2017 - February 28, 2017	—	—	—	$—
March 1, 2017 - March 31, 2017	34,727	27.16	—	$—
Total	34,727	$27.16	—

(a)	Shares withheld for tax liabilities upon vesting of equity awards

_____________________________

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

10.3

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.4

LSC Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.5

Supplemental Executive Retirement Plan-B for Designated Executives effective January 1, 2001 as amended effective December 31, 2004, January 1, 2005 and September 30, 2016 (the “SERP-B”) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.6

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.7

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016,  between LSC Communications, Inc., R. R. Donnelley & Sons Company and Andrew B. Coxhead (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.8	Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between

LSC Communications, Inc., R. R. Donnelley & Sons Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.9

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 30, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Richard T. Lane (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.10

Employment Agreement, dated as of July 26, 2016, between Kent A. Hansen and LSC Communications US, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.11

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.12

Form of Director Restricted Stock Unit Award as amended (for 2004-2007) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.13

Form of Director Restricted Stock Unit Award (for 2014-2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.14	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.15

Form of Director Restricted Stock Unit Award Agreement (for 2016) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.16

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors as amended to March 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.17

Form of Option Agreement (for 2009 to 2012) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.18

Form of Cash Retention Award Agreement (for 2013) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.19

Form of Cash Retention Award Agreement (for 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.20

Form of Stock Unit Award Agreement (for 2013 and 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.21

Form of Stock Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.22

Form of Stock Unit Award Agreement (for 2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.23

Form of Performance Unit Award Agreement (for 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.24

Form of Performance Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.25

Form of Founder’s Award (Restricted Stock) Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.26

Written Description of 2016 Annual Incentive Plan of the Company with respect to the period from October 1, 2016 to December 31, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.27

LSC Communications Annual Incentive Plan as amended and restated (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.28

Form of Amendment to Cash Retention Awards (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.29	Form of Performance Restricted Stock Award (for 2017) (filed herewith)*

10.30	Form of Stock Unit Award Agreement (for 2017) (filed herewith)*

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)

31.1	Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Andrew B. Coxhead, Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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

LSC COMMUNICATIONS, INC.

By:	/s/ ANDREW B. COXHEAD
Andrew B. Coxhead
Chief Financial Officer

By:	/s/ KENT A. HANSEN
Kent A. Hansen
Chief Accounting Officer and Controller

Date: May 4, 2017