Form 10-Q
period 2017-06-30
LSC Communications, Inc.
filed 2017-08-03
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number

001-37729

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

Yes ☐ No ☒

As of July 28, 2017, 34,891,274 shares of common stock were outstanding.

LSC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

TABLE OF CONTENTS

PART I

Item 1. CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(in millions, except share and per share data)

(UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$98	$95
Receivables, less allowances for doubtful accounts of $10 in 2017 (2016: $10)	582	667
Inventories (Note 3)	200	193
Prepaid expenses and other current assets	30	21
Total current assets	910	976
Property, plant and equipment-net (Note 4)	575	608
Goodwill (Note 5)	88	84
Other intangible assets-net (Note 5)	123	131
Deferred income taxes	58	57
Other noncurrent assets	97	96
Total assets	$1,851	$1,952
LIABILITIES
Accounts payable	$277	$294
Accrued liabilities	211	237
Short-term and current portion of long-term debt (Note 13)	26	52
Total current liabilities	514	583
Long-term debt (Note 13)	718	742
Pension liabilities	253	279
Deferred income taxes	1	2
Other noncurrent liabilities	102	106
Total liabilities	1,588	1,712

Commitments and Contingencies (Note 12)

EQUITY (Note 8)
Common stock, $0.01 par value
Authorized: 65,000,000 shares;
Issued: 33,482,459 shares in 2017 (2016: 32,449,669)	—	—
Additional paid-in-capital	784	770
(Accumulated deficit) retained earnings	(12)	1
Accumulated other comprehensive loss (Note 10)	(508)	(531)
Treasury stock, at cost: 34,727 shares in 2017	(1)	—
Total equity	263	240
Total liabilities and equity	$1,851	$1,952

See Notes to the Condensed Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$848	$906	$1,669	$1,786
Cost of sales	705	745	1,397	1,467
Selling, general and administrative expenses (exclusive of depreciation and amortization)	64	68	129	130
Restructuring, impairment and other charges-net (Note 6)	21	5	27	8
Depreciation and amortization	39	44	79	90
Income from operations	19	44	37	91
Interest expense (income)-net	16	(1)	33	(1)
Investment and other expense-net	—	1	—	1
Income before income taxes	3	44	4	91
Income tax (benefit) expense	(2)	16	—	32
Net income	$5	$28	$4	$59

Net earnings per common share (Note 9):
Basic net earnings per share	$0.13	$0.87	$0.11	$1.82
Diluted net earnings per share	$0.12	$0.87	$0.11	$1.82

Dividends declared per common share	$0.25	$—	$0.50	$—

Weighted average number of common shares outstanding:
Basic	33.5	32.4	33.1	32.4
Diluted	33.8	32.4	33.4	32.4

See Notes to the Condensed Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$5	$28	$4	$59

Other comprehensive income (loss), net of tax (Note 10)
Translation adjustments	9	(11)	18	(1)
Adjustments for net periodic pension plan cost	2	2	5	(2)
Other comprehensive income (loss)	11	(9)	23	(3)
Comprehensive income	$16	$19	$27	$56

See Notes to the Condensed Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$4	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	—	2
Depreciation and amortization	79	90
Provision for doubtful accounts receivable	1	4
Share-based compensation	7	3
Deferred income taxes	(1)	(16)
Other	(2)	—
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable- net	66	34
Inventories	(4)	(21)
Prepaid expenses and other current assets	(3)	(7)
Accounts payable	(4)	(52)
Income taxes payable and receivable	(10)	(2)
Accrued liabilities and other	(55)	(39)
Net cash provided by operating activities	78	55

Cash Flows from Investing Activities
Capital expenditures	(36)	(19)
Acquisitions of businesses, net of cash acquired	(5)	—
Proceeds from sales of investments	3	—
Proceeds from sales of other assets	6	1
Transfers from restricted cash	—	10
Net cash used in investing activities	(32)	(8)

Cash Flows from Financing Activities
Payments of current maturities and long-term debt	(52)	(2)
Proceeds from issuance of common stock	18	—
Dividends paid	(16)	—
Payments from RRD - net	3	—
Net transfers to Parent and affiliates	—	(73)
Net cash used in financing activities	(47)	(75)
Effect of exchange rate on cash and cash equivalents	4	(2)
Net increase (decrease) in cash and cash equivalents	3	(30)
Cash and cash equivalents at beginning of year	95	95
Cash and cash equivalents at end of period	$98	$65

Supplemental non-cash disclosure:
Assumption of warehousing equipment related to customer contract	$—	$9

See Notes to the Condensed Consolidated and Combined Financial Statements

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

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

On October 1, 2016 (the “separation date”), R. R. Donnelley & Sons Company (“RRD” or the “Parent”) completed the previously announced separation (the “separation”) into three separate independent publicly-traded companies: (i) its publishing and retail-centric print services and office products business (“LSC Communications”); (ii) its financial communications services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and (iii) a global, customized multichannel communications management company, which is the business of RRD after the separation.  To effect the separation, RRD undertook a series of transactions to separate net assets and legal entities.  RRD completed the distribution (the “distribution”) of 80.75%, of the outstanding common stock of LSC Communications and Donnelley Financial to RRD stockholders on October 1, 2016.  RRD retained a 19.25% ownership stake in both LSC Communications and Donnelley Financial.  On October 1, 2016, RRD stockholders of record as of the close of business on September 23, 2016 received one share of LSC Communications common stock and one share of Donnelley Financial common stock for every eight shares of RRD common stock held as of the record date.

On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.  In connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications also sold 0.9 million shares of common stock, receiving proceeds of $18 million, which were used for general corporate purposes.

In connection with the separation, LSC Communications, RRD and Donnelley Financial entered into commercial arrangements, transition services agreements and various other agreements related to the separation that remain in effect.  Final copies of such agreements are filed as exhibits to this quarterly report on Form 10-Q.

Basis of Presentation

The accompanying condensed consolidated and combined financial statements reflect the consolidated balance sheets and statements of income of the Company as an independent, publicly traded company for the period after the separation, and the condensed combined balance sheets and statements of income of the Company as a combined reporting entity of RRD for the periods prior to the separation.  The condensed consolidated and combined financial statements include the balance sheets, statements of income and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).  These unaudited condensed consolidated and combined interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated and combined financial statements. Actual results could differ from these estimates.  Certain prior year amounts were restated to conform to the Company’s current consolidated and combined statement of income classifications.

On October 1, 2016, the Company recorded certain separation-related adjustments primarily for certain assets and liabilities that were distributed as part of the separation from RRD. The adjustments primarily related to the assumption of certain pension obligations and plan assets in single employer plans for the Company’s employees and certain former employees and retirees of RRD.  Refer to Note 8, Equity, for information on the separation-related adjustments recorded during the six months ended June 30, 2017.  Additional separation-related adjustments may be recorded in future periods.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Prior to the Separation

The condensed combined financial statements were prepared on a stand-alone basis and were derived from RRD’s consolidated financial statements and accounting records. They include certain expenses of RRD that were allocated to LSC Communications for certain corporate functions, including healthcare and pension benefits, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight.  These expenses were allocated to the Company on the basis of direct usage, when available, with the remainder allocated on a pro rata basis by revenue, employee headcount, or other measures. The Company considered the allocation methodologies and results to be reasonable for all periods presented, however, these allocations may not be indicative of the actual expenses that LSC Communications would have incurred as an independent public company or the costs it may incur in the future.  The income tax amounts in these combined financial statements were calculated based on a separate income tax return methodology and presented as if the Company’s operations were separate taxpayers in the respective jurisdictions.

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

Note 2.  Business Combinations

2017 Acquisition

On March 1, 2017, the Company acquired HudsonYards Studios (“HudsonYards”), a leading digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services.  The acquisition enhances the Company’s digital and premedia capabilities.  The purchase price for HudsonYards was $3 million, of which $2 million was recorded in goodwill.

For both the three and six months ended June 30, 2017, the Company recorded $1 million of acquisition-related expenses associated with completed and contemplated acquisitions within selling, general and administrative expenses in the condensed consolidated and combined statements of income.

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

There were no acquisition-related expenses during the three and six months ended June 30, 2016.

Pro forma results

The following unaudited pro forma financial information for the three and six months ended June 30, 2017 and 2016 presents the condensed consolidated and combined statements of income of the Company and the acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to the acquisitions.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated and combined statements of income that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of income.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

(tabular amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$848	$920	$1,670	$1,815
Net income	5	28	3	59

Note 3.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Raw materials and manufacturing supplies	$105	$100
Work in process	59	58
Finished goods	93	93
Last in, First out reserve (“LIFO”)	(57)	(58)
Total	$200	$193

Note 4.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Land	$42	$42
Buildings	767	762
Machinery and equipment	4,127	4,173
	4,936	4,977
Accumulated depreciation	(4,361)	(4,369)
Total	$575	$608

During the three and six months ended June 30, 2017, depreciation expense was $33 million and $68 million, respectively.  During the three and six months ended June 30, 2016, depreciation expense was $38 million and $77 million, respectively.

Note 5.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows:

	Print	Office Products	Total
Net book value as of December 31, 2016
Goodwill	$852	$109	$961
Accumulated impairment losses	(798)	(79)	(877)
Total	54	30	84
Acquisitions	4	—	4
Net book value as of June 30, 2017
Goodwill	864	109	973
Accumulated impairment losses	(806)	(79)	(885)
Total	$58	$30	$88

The components of other intangible assets at June 30, 2017 and December 31, 2016 were as follows:

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

(tabular amounts in millions, except per share data)

	June 30, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$206	$(117)	$89	$205	$(109)	$96
Trade names	5	(3)	2	5	(2)	3
Total amortizable other intangible assets	211	(120)	91	210	(111)	99
Indefinite-lived trade names	32	—	32	32	—	32
Total other intangible assets	$243	$(120)	$123	$242	$(111)	$131

During the three and six months ended June 30, 2017, amortization expense for other intangible assets was $4 million and $8 million, respectively.  During the three and six months ended June 30, 2016, amortization expense for other intangible assets was $4 million and $9 million, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of June 30, 2017:

For the twelve months ending December 31,	Amount
2017	$16
2018	11
2019	10
2020	10
2021	9
2022 and thereafter	43
Total	$99

Note 6.  Restructuring, Impairment and Other Charges

For the three months ended June 30, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended June 30, 2017	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$3	$2	$5	$—	$1	$6
Corporate	—	15	15	—	—	15
Total	$3	$17	$20	$—	$1	$21

Three Months Ended June 30, 2016	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$2	$1	$3	$1	$1	$5
Total	$2	$1	$3	$1	$1	$5

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

(tabular amounts in millions, except per share data)

For the six months ended June 30, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Six Months Ended June 30, 2017	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$6	$3	$9	$—	$2	$11
Office Products	1	—	1	—	—	1
Corporate	—	15	15	—	—	15
Total	$7	$18	$25	$—	$2	$27

Six Months Ended June 30, 2016	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$2	$3	$5	$1	$2	$8
Total	$2	$3	$5	$1	$2	$8

Restructuring and Impairment Charges

For the three and six months ended June 30, 2017, the Company incurred employee-related restructuring charges of $3 million and $7 million for an aggregate of 504 employees, of whom 266 were terminated as of or prior to June 30, 2017.  These charges primarily related to the announcement of one facility closure in the Print segment and the reorganization of certain business units and corporate functions.  Additionally, the Company incurred other restructuring charges of $17 million and $18 million for the three and six months ended June 30, 2017, respectively, primarily related to charges incurred as a result of a terminated supplier contract and the exit from certain operations and facilities.

For the three and six months ended June 30, 2016, the Company incurred lease termination and other restructuring charges of $1 million and $3 million, respectively. Additionally, the three and six months ended June 30, 2016 both included net restructuring charges of $2 million for employee termination costs for an aggregate of 37 employees, all of whom were terminated as of June 30, 2017. These charges primarily related to the announcement of one facility closure in the Print segment and the reorganization of certain operations. The Company also recorded $1 million for both the three and six months ended June 30, 2016 of net impairment charges related to buildings, machinery and equipment associated with facility closings.

Other Charges

For the three and six months ended June 30, 2017, the Company recorded other charges of $1 million and $2 million, respectively, for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included in accrued liabilities and other noncurrent liabilities are $6 million and $38 million, respectively, at June 30, 2017.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in such plans and any decisions by those employers to withdraw from such plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multiemployer pension plans, including certain plans from which the Company has previously withdrawn, could have a material effect on the Company’s previously estimated withdrawal liabilities and condensed consolidated and combined balance sheets, statements of income or cash flows.

For the three and six months ended June 30, 2016, the Company recorded other charges of $1 million and $2 million, respectively, for multiemployer pension plan withdrawal obligations unrelated to facility closures.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Restructuring Reserve

The restructuring reserve as of December 31, 2016 and June 30, 2017, and changes during the six months ended June 30, 2017, were as follows:

	December 31, 2016	Restructuring Charges	Foreign Exchange and Other	Cash Paid	June 30, 2017
Employee terminations	$8	$7	$—	$(7)	$8
Multiemployer pension plan withdrawal obligations	18	1	—	(2)	17
Lease terminations and other	2	11	—	(11)	2
Total	$28	$19	$—	$(20)	$27

The current portion of restructuring reserves of $13 million at June 30, 2017 was included in accrued liabilities, while the long-term portion of $14 million, which primarily related to multiemployer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at June 30, 2017.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by June 30, 2018.

Payments on all of the Company’s multiemployer pension plan withdrawal obligations are scheduled to be completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multiemployer pension plan withdrawals.

The restructuring liabilities classified as “lease terminations and other” consisted of lease terminations and other facility closing costs. Payments on certain of the lease obligations are scheduled to continue until 2018. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charges related to the lease obligations.  Any potential recoveries or additional charges could affect amounts reported in the Company’s condensed consolidated and combined financial statements.

Note 7.  Retirement Plans

The Company is the sole sponsor of certain defined benefit pension plans, which have been reflected in the condensed consolidated and combined balance sheets as of June 30, 2017 and December 31, 2016. At the separation date, the Company assumed and recorded certain pension obligations and plan assets in single employer plans for the Company’s employees and certain former employees and retirees.  The Company recorded a net benefit plan obligation of $358 million as of October 1, 2016 related to these plans.  On June 30, 2017, the Company recorded a $6 million increase to this net obligation as a result of the final actuarial valuation of the Company’s qualified plan assets that was completed in June 2017.  Additionally, the Company’s United Kingdom pension plan was transferred to RRD at the separation date, and as a result, the Company recorded a reduction in its net benefit plan assets of $7 million as of October 1, 2016.

The components of the estimated net pension benefits plan income for the three and six months ended June 30, 2017 and 2016 are disclosed in the table below.  Amounts shown for the three and six months ended June 30, 2017 include pension income for the Company’s qualified and non-qualified plans, certain plans in Mexico and from the acquisitions of Esselte Corporation (“Esselte”) and Courier Corporation (“Courier”). Amounts shown for the three and six months ended June 30, 2016 include pension income for certain plans in the United Kingdom and Mexico and from the acquisitions of Esselte and Courier.

Prior to the separation, certain employees of the Company participated in certain pension and postretirement healthcare plans sponsored by RRD.  For RRD-sponsored defined benefit and postemployment plans, the Company recorded net pension and postretirement income of $10 million and $20 million for the three and six months ended June 30, 2016 in addition to the amounts disclosed below.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

(tabular amounts in millions, except per share data)

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Interest cost	$21	$1	$43	$2
Expected return on plan assets	(38)	—	(76)	—
Amortization, net	4	—	8	—
Net periodic benefit (income) loss	$(13)	$1	$(25)	$2

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Interest cost	$1	$1	$3	$3
Expected return on plan assets	(2)	(2)	(5)	(5)
Amortization, net	—	1	—	1
Settlement	1	—	1	—
Net periodic benefit income	$—	$—	$(1)	$(1)

The Company recorded non-cash settlement charges of $1 million in selling, general and administrative expenses in the three months ended June 30, 2016 in connection with settlement payments from an early buyout of certain former Esselte employees.  These charges resulted from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

Note 8.  Equity

The Company’s equity as of December 31, 2016 and June 30, 2017 and changes during the six months ended June 30, 2017 were as follows:

Total Equity
Balance at December 31, 2016	$240
Net income	4
Other comprehensive income	23
Share-based compensation	7
Issuance of share-based awards, net of withholdings and other	(1)
Cash dividends paid	(16)
Issuance of common stock	18
Separation-related adjustments	(12)
Balance at June 30, 2017	$263

On March 28, 2017, in connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications also completed the sale of 0.9 million shares of common stock.

During the six months ended June 30, 2017, the Company recorded certain separation-related adjustments related to the adjustment of assets and liabilities resulting from transactions with RRD.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

(tabular amounts in millions, except per share data)

The Company’s equity as of December 31, 2015 and June 30, 2016 and changes during the six months ended June 30, 2016 were as follows:

Total Equity
Balance at December 31, 2015	$1,277
Net income	59
Net transfers to parent company	(72)
Other comprehensive loss	(3)
Balance at June 30, 2016	$1,261

Note 9.  Earnings Per Share

On October 1, 2016 in connection with the separation, RRD distributed approximately 26.2 million shares of LSC Communications common stock to RRD stockholders and retained 6.2 million shares.  On March 28, 2017, RRD completed the sale of its 6.2 million shares of LSC Communications common stock.   Additionally, on March 28, 2017, in connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications completed the sale of 0.9 million shares of common stock.

Basic earnings per share (“EPS”) is calculated by dividing net earnings attributable to the Company’s stockholders by the weighted average number of common shares outstanding for the period. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock, RSUs, and PSUs. The computations of basic and diluted EPS for periods prior to the separation were calculated using the shares distributed and retained by RRD on October 1, 2016.  The same number of shares was used to calculate basic and diluted earnings per share since there were no LSC Communications equity awards outstanding prior to the separation.

During the six months ended June 30, 2017, no shares of common stock were purchased by the Company, however, shares were withheld for tax liabilities upon vesting of equity awards.

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net earnings per common share:
Basic	$0.13	$0.87	$0.11	$1.82
Diluted	$0.12	$0.87	$0.11	$1.82
Dividends declared per common share	$0.25	$—	$0.50	$—
Numerator:
Net income	$5	$28	$4	$59
Denominator:
Weighted average number of common shares outstanding	33.5	32.4	33.1	32.4
Dilutive options and awards	0.3	—	0.3	—
Diluted weighted average number of common shares outstanding	33.8	32.4	33.4	32.4
Weighted average number of anti-dilutive share-based awards:
Restricted stock units	0.1	—	—	—

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Note 10.  Comprehensive Income

The components of other comprehensive income (loss) and income tax expense allocated to each component for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$9	$—	$9	$18	$—	$18
Adjustment for net periodic pension plan cost	4	2	2	8	3	5
Other comprehensive income	$13	$2	$11	$26	$3	$23

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(11)	$—	$(11)	$(1)	$—	$(1)
Adjustment for net periodic pension plan cost	3	1	2	3	5	(2)
Other comprehensive (loss) income	$(8)	$1	$(9)	$2	$5	$(3)

During the six months ended June 30, 2016, translation adjustments and income tax expense on pension plan cost were adjusted to reflect previously recorded deferred taxes at their historical exchange rates.

Accumulated other comprehensive loss by component as of December 31, 2016 and June 30, 2017 and changes during the six months ended June 30, 2017 were as follows:

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$(462)	$(69)	$(531)
Other comprehensive income before reclassifications	—	18	18
Amounts reclassified from accumulated other comprehensive loss	5	—	5
Net change in accumulated other comprehensive loss	5	18	23
Balance at June 30, 2017	$(457)	$(51)	$(508)

Accumulated other comprehensive loss by component as of December 31, 2015 and June 30, 2016 and changes during the six months ended June 30, 2016, were as follows:

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2015	$(46)	$(159)	$(205)
Other comprehensive loss before reclassifications	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive loss	(2)	—	(2)
Net change in accumulated other comprehensive loss	(2)	(1)	(3)
Balance at June 30, 2016	$(48)	$(160)	$(208)

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Reclassification from accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Classification in the Condensed Consolidated & Combined
	2017	2016	2017	2016	Statements of Income
Amortization of pension plan cost:
Net actuarial loss	$4	$1	$8	$1	(a)
Settlement	—	1	—	1
Reclassifications before tax	4	2	8	2
Income tax expense	2	—	3	4
Reclassifications, net of tax	$2	$2	$5	$(2)

(a)

These accumulated other comprehensive income components are included in the calculation of net periodic pension plan (income) expense recognized substantially all in selling, general and administrative expenses in the condensed consolidated and combined statements of income (see Note 7, Retirement Plans).

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

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and LIFO inventory provisions.  In addition, certain costs and earnings of employee benefit plans, such as pension benefit plan income and share-based compensation, are included in Corporate and not allocated to the operating segments. Prior to the separation, many of these costs were based on allocations from RRD, however, the Company has incurred such costs directly after the separation.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

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

	Net Sales	Income (loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2017
Print	$723	$22	$36	$12
Office Products	125	12	3	2
Total operating segments	848	34	39	14
Corporate	—	(15)	—	1
Total operations	$848	$19	$39	$15

	Net Sales	Income (loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended June 30, 2016
Print	$764	$34	$39	$6
Office Products	142	13	4	1
Total operating segments	906	47	43	7
Corporate	—	(3)	1	—
Total operations	$906	$44	$44	$7

	Net Sales	Income (loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2017
Print	$1,433	$34	$1,440	$71	$32
Office Products	236	21	297	7	2
Total operating segments	1,669	55	1,737	78	34
Corporate	—	(18)	114	1	2
Total operations	$1,669	$37	$1,851	$79	$36

	Net Sales	Income (loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Six months ended June 30, 2016
Print	$1,516	$66	$1,515	$80	$14
Office Products	270	27	353	8	2
Total operating segments	1,786	93	1,868	88	16
Corporate	—	(2)	36	2	3
Total operations	$1,786	$91	$1,904	$90	$19

Restructuring, impairment and other charges by segment for the three and six months ended June 30, 2017 and 2016 are disclosed in Note 6, Restructuring, Impairment and Other Charges.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Note 12.  Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company accrues for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party or has received claims in nine active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate five other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future. However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on the Company’s condensed consolidated and combined balance sheets, statements of income and cash flows.

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s condensed consolidated and combined balance sheets, statements of income and cash flows.

Note 13.  Debt

The Company’s debt at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Term Loan Facility due September 30, 2022 (a)	$304	$353
8.75% Senior Secured Notes due October 15, 2023	450	450
Capital lease obligations	4	6
Unamortized debt issuance costs	(14)	(15)
Total debt	744	794
Less: current portion	(26)	(52)
Long-term debt	$718	$742

(a)	The borrowings under the Term Loan Facility are subject to a variable interest rate. As of June 30, 2017 and December 31, 2016, the interest rate was 7.23% and 7.00%, respectively.

__________________________________

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

For the Three and Six Months Ended June 30, 2017 and 2016

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

The Credit Agreement is subject to a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and a Consolidated Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $50 million in aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.

The Company used the net proceeds from the Term Loan Facility to fund a cash dividend to RRD and to pay fees and expenses both related to the separation from RRD in October 2016.  The Company intends to use any additional borrowings under the Credit Facilities for general corporate purposes, including the financing of permitted investments.

On February 2, 2017, the Company paid in advance the full amount of required amortization payments, $50 million, for the year ended December 31, 2017 for the Term Loan Facility.

The fair values of the Senior Notes and Term Loan Facility, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $31 million and $22 million at June 30, 2017 and December 31, 2016, respectively.

There were de minimis amounts of interest income during the three and six months ended June 30, 2017.  Interest income was $1 million during both the three and six months ended June 30, 2016.

There were no borrowings under the Revolving Credit Facility as of June 30, 2017 and December 31, 2016.

Note 14.  Related Parties

On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Prior to the separation, the Company had not historically operated as a stand-alone business.  In connection with the separation, the Company entered into commercial arrangements with RRD. Under the terms of the commercial arrangements, RRD continues to provide, among other things, logistics, premedia, production and sales services to LSC Communications.  In addition, LSC Communications continues to provide sales support services to RRD’s Asia and Mexico print and graphics management businesses in order to facilitate the importing of books and related products to the U.S. RRD also provides LSC Communications certain global outsourcing, technical support and other services.

Allocations from RRD

Prior to the separation, RRD provided LSC Communications certain services, which included, but were not limited to, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight. RRD charged the Company for these services based on direct usage, when available, with the remainder allocated on a pro rata basis by revenue, headcount, or other measures.  These allocations were reflected as follows in the condensed combined financial statements for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Costs of goods sold	$20	$42
Selling, general and administrative	40	72
Depreciation and amortization	2	4
Total allocations from RRD	$62	$118

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

Transactions with RR Donnelley

Revenues and Purchases

Given that RRD sold its remaining stake in LSC Communications on March 28, 2017, the following information is presented through March 31, 2017 only.

LSC Communications generates net revenue from sales to RRD’s subsidiaries.  Net revenues from related party sales were $32 million for the three months ended March 31, 2017.  Net revenues from related party sales were $11 million and $21 million for the three and six months ended June 30, 2016, respectively.  These amounts are included in the condensed consolidated and combined statements of income.

LSC Communications utilizes RRD for freight, logistics and premedia services.  Included in the condensed consolidated and combined financial statements were costs of sales related to freight, logistics and premedia services purchased from RRD of $51 million for the three months ended March 31, 2017.  Such amounts were $45 million and $92 million for the three and six months ended June 30, 2016, respectively.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Note 15.  New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). This ASU requires entities to disaggregate the service cost component from other components of net benefit cost and present it with other employee compensation costs.  All other components of net benefit cost will need to be presented elsewhere on the income statement outside of income from operations. Only the service cost component would be eligible for capitalization into inventory. The standard is effective in the first quarter 2018.  As a result of the adoption of ASU 2017-07, the Company expects to reclassify approximately $46 million and $45 million related to the years ended December 31, 2017 and 2016, respectively, of net pension income out of income from operations to a line item outside of income from operations, resulting in no net impact to net income.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU2016-15”), which provided guidance on eight specific cash flow classification issues to reduce existing diversity in practice. The standard becomes effective in the first quarter of 2018.  Early adoption of ASU 2016-15 is permitted, however, the Company plans to adopt the standard in the first quarter of 2018. The Company does not expect a significant impact to presentation on its condensed consolidated and combined statements of cash flows.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted, however, the Company plans to adopt the standard in the first quarter of 2019. The Company is evaluating the impact of ASU 2016-02.

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

For the Three and Six Months Ended June 30, 2017 and 2016

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

During the second quarter of 2017, the Company completed the evaluation of whether the accounting for revenue of customized products should be over time or at a point in time under the new standard. Based on analysis of specific terms associated with current customer contracts, the Company has concluded that revenue should be recognized at a point in time for customized products. This treatment is consistent with revenue recognition under the current guidance, where revenue is recognized when the products are completed and shipped to the customer (dependent upon specific shipping terms). The Company will continue its evaluation of any new or amended contracts entered into through the date of adoption, including contracts that the Company might assume as a result of acquisition activity.

The Company is continuing to assess all other potential impacts of the standard, including disclosure requirements and the accounting for inventory billed but not yet shipped. Under the current guidance, the Company defers revenue for inventory billed but not yet shipped. Under the new standard, in certain situations the Company may be able to recognize revenue for inventory billed but not yet shipped, which could accelerate the timing, but not the total amount, of revenue recognized and would not impact the timing of cash flows.

The Company anticipates it will be able to complete its analysis of all potential impacts of the standard, implement any system and process changes that might be necessary and educate the appropriate employees with respect to the new standard in order to effectively adopt the standard beginning in the first quarter of 2018.

Note 16.  Subsequent Events

On July 28, 2017, the Company acquired Fairrington Transportation Corp., F.T.C. Transport, Inc. and F.T.C. Services, Inc. (“Fairrington”), a full-service, printer-independent mailing logistics provider in the United States.  The purchase price was $20 million in cash and approximately 1.0 million shares of LSC Communications common stock, or a total transaction value of $40 million.  The Company is still in process of completing the purchase price allocation.

On July 17, 2017, the Company announced that it has entered into a definitive agreement to acquire CREEL Printing (“CREEL”), a leading privately-owned offset and digital printing company based in Las Vegas, Nevada.   CREEL’s capabilities include full-color web and sheetfed printing, regionally distributed variable digital production, large-format printing, and integrated digital solutions.  The acquisition had not been completed as of August 3, 2017, the date of the filing of the Form 10-Q for the quarter ended June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition of LSC Communications, Inc. as of June 30, 2017 and December 31, 2016 and the results of operations for the three and six months ended June 30, 2017 and 2016. This commentary should be read in conjunction with the condensed consolidated and combined financial statements and accompanying notes included in Item 1 Condensed Consolidated and Combined Financial Statements.  Refer to the company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 23, 2017, for management’s discussion and analysis of the financial condition of the company as of December 31, 2016 and December 31, 2015, and the results of operations for the years ended December 31, 2016, 2015 and 2014.

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

On October 1, 2016 (the “separation date”), R. R. Donnelley & Sons Company (“RRD” or the “Parent”) completed the previously announced separation (the “separation”) into three separate independent publicly-traded companies: (i) its publishing and retail-centric print services and office products business (“LSC Communications”); (ii) its financial communications services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and (iii) a global, customized multichannel communications management company, which is the business of RRD after the separation.  To effect the separation, RRD undertook a series of transactions to separate net assets and legal entities.  RRD completed the distribution (the “distribution”) of 80.75%, of the outstanding common stock of LSC Communications and Donnelley Financial to RRD stockholders on October 1, 2016.  RRD retained a 19.25% ownership stake in both LSC Communications and Donnelley Financial.  On October 1, 2016, RRD stockholders of record as of the close of business on September 23, 2016 received one share of LSC Communications common stock and one share of Donnelley Financial common stock for every eight shares of RRD common stock held as of the record date.

On March 28, 2017, RRD completed the sale of 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.  In connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications also sold 0.9 million shares of common stock, receiving proceeds of $18 million, which were used for general corporate purposes.

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

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and Last-in, First-out (“LIFO”) inventory provisions.  In addition, certain costs and earnings of employee benefit plans, such as pension benefit plan income and share-based compensation, are included in Corporate and not allocated to the operating segments. Prior to the separation, many of these costs were based on allocations from RRD, however, the Company has incurred such costs directly after the separation.

Business Combinations

On March 1, 2017, the Company acquired HudsonYards Studios (“HudsonYards”), a leading digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services, for $3 million in cash.

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

OUTLOOK

Competitive Environment

According to the November 2016 IBIS World industry report “Printing in the U.S.,” estimated total printing industry revenue was approximately $85 billion in 2016, of which approximately $15 billion relates to our core segments of the print market and an additional approximately $32 billion relates to related segments of the print market in which we are able to offer certain products. Despite consolidation in recent years, including several acquisitions completed by LSC Communications, the industry remains highly fragmented and LSC Communications is one of the largest players in our segment of the print market. The print and related services industry, in general, continues to have excess capacity and LSC Communications remains diligent in proactively identifying plant consolidation opportunities to keep our capacity in line with demand. Across the Company’s range of Print segment products and services, competition is based primarily on the ability to deliver products for the lowest total cost, a factor driven not only by price, but also by materials and distribution costs. We expect that prices for print products and services will continue to be a focal point for customers in coming years.

Value-added services, such as LSC Communications’ co-mail and supply chain management offerings, enable customers to lower their total costs. Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, and advances in digital printing, print-on-demand and internet technologies, continue to impact the market for our products and services. The impact of digital technologies has been felt in many print products. Digital technologies have impacted printed magazines as some advertising spending has moved from print to electronic media. In addition, catalogs and retail inserts have experienced volume reductions as our customers allocate more of their spending to online resources and also face stiff competition from online retailers resulting in retailer compression and store closures. Electronic communication and transaction technology has also continued to drive electronic substitution in directory printing, in part driven by cost pressures at key customers. E-book substitution has impacted overall consumer print trade book volume, although e-book adoption rates are stabilizing and industry-wide print book volume has been growing in recent years.  Educational books within the college market continue to be impacted by electronic substitution and other trends.  The K-12 educational market continues to be focused on increasing digital distribution but there has been inconsistent progress across school systems.

The future impact of technology on our business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, we have made targeted acquisitions and investments in our existing business to offer customers innovative services and solutions. Such acquisitions and investments include the acquisition of HudsonYards in 2017, which expanded our digital and premedia capabilities, and Continuum in 2016, which expanded our print management capabilities. These and other targeted acquisitions and investments further secure our position as a technology leader in the industry.

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

Changes in the price of raw materials, crude oil and other energy costs impact our ink suppliers and manufacturing costs. Crude oil and energy prices continue to be volatile. Should prices increase, we generally cannot pass on to customers the impact of higher energy prices on our manufacturing costs. We do enter into fixed price contracts for a portion of our natural gas purchases to mitigate the impact of changes in energy prices. We cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or customer demand and the related impact either will have on the Company’s condensed consolidated balance sheets, statements of income and cash flows.

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

Pension Benefit Plans

The funded status of the Company’s pension benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. The Company reviews its actuarial assumptions on an annual basis as of December 31. Based on current estimates, the Company expects to make cash contributions of approximately $5 million to $7 million to its pension benefit plans for the full year 2017, of which $2 million has been contributed during the six months ended June 30, 2017.

Refer to Note 7, Retirement Plans, for more information on the Company’s pension benefit plans and the activity recorded at the separation date.

Financial Review

In the financial review that follows, the Company discusses its condensed consolidated and combined balance sheets, statements of income, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated and combined financial statements and the related notes.

Results of Operations for the Three Months Ended June 30, 2017 as Compared to the Three Months Ended June 30, 2016

The following table shows the results of operations for the three months ended June 30, 2017 and 2016, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Net sales	$848	$906	$(58)	(6.4%)
Cost of sales	705	745	(40)	(5.4%)
	83.1%	82.2%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	64	68	(4)	(5.9%)
	7.5%	7.5%
Restructuring, impairment and other charges-net	21	5	16	320.0%
Depreciation and amortization	39	44	(5)	(11.4%)
Income from operations	$19	$44	$(25)	(56.8%)

Consolidated and Combined Results

Net sales for the three months ended June 30, 2017 were $848 million, a decrease of $58 million, or 6.4% compared to the three months ended June 30, 2016.  Net sales were impacted by:

•

Decreases resulting from lower volume in the Print and Office Products segments, an $8 million decrease in pass-through paper sales, price pressures, a $1 million, or 0.1%, decrease due to changes in foreign exchange rates; and

•	Increases due to the acquisition of Continuum in December 2016 and higher revenue from procurement services provided to customers in the Print segment.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $72 million or 7.8% (see Note 2, Business Combinations, to the condensed consolidated and combined financial statements).

Total cost of sales decreased $40 million, or 5.4%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, including a $1 million, or 0.1%, decrease due to changes in foreign exchange rates. Additionally, cost of sales decreased due to lower volume in the Print and Office Products segments, productivity, lower pass-through paper sales, gains recognized from the sale of assets, and cost control initiatives.

Selling, general and administrative expenses decreased $4 million to $64 million for the three months ended June 30, 2017 primarily driven by lower selling expense, partially offset by increases in costs to operate as an independent public company due to the separation.

For the three months ended June 30, 2017, the Company recorded restructuring, impairment and other charges of $21 million. The charges included:

•	Other restructuring charges of $17 million primarily related to charges incurred as a result of a terminated supplier contract and the exit from certain operations and facilities;
•

Net restructuring charges of $3 million for employee termination costs for an aggregate of 306 employees, of whom 90 were terminated as of or prior to June 30, 2017.  These charges primarily related to the announcement of one facility closure in the Print segment and the reorganization of certain business units and corporate functions; and

•	$1 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.

For the three months ended June 30, 2016, the Company recorded restructuring, impairment and other charges of $5 million. The charges included:

•

Net restructuring charges of $2 million for employee termination costs for 16 employees, all of whom were terminated as of June 30, 2017, related to the announcement of one facility closure in the Print segment and the reorganization of certain operations;

•	Net impairment charges of $1 million related to buildings, machinery and equipment associated with facility closings;
•	Lease termination and other restructuring charges of $1 million; and
•	$1 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.

Depreciation and amortization decreased $5 million to $39 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to decreased capital spending in recent years compared to historical levels.  Depreciation and amortization included $4 million of amortization of other intangible assets related to customer relationships and trade names for both the three months ended June 30, 2017 and 2016.

Income from operations for the three months ended June 30, 2017 was $19 million compared to $44 million for the three months ended June 30, 2016.  The decrease was due to lower volume in the Print and Office Product segments, higher restructuring, impairment and other charges and price declines.

	Three Months Ended June 30,
	2017	2016	$ Change
	(in millions)
Interest expense (income)-net	$16	$(1)	$17
Investment and other expense-net	—	1	(1)

Net interest expense increased by $17 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to the debt incurred in relation to the separation.

	Three Months Ended June 30,
	2017	2016	$ Change
	(in millions)
Income before income taxes	$3	$44	$(41)
Income tax (benefit) expense	(2)	16	(18)
Effective income tax rate	(91.3%)	36.8%

The effective income tax rate for the three months ended June 30, 2017 was (91.3%) compared to 36.8% for the three months ended June 30, 2016.  The effective income tax rate for the three months ended June 30, 2017 reflects the favorable impact associated with a reorganization of certain entities in 2017.

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

Print

	Three Months Ended June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$723	$764
Income from operations	22	34
Operating margin	3.0%	4.5%
Restructuring, impairment and other charges-net	6	5

	Net Sales for the Three Months Ended June 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$378	$377	$1	0.3%
Book	262	288	(26)	(9.0%)
Europe	56	67	(11)	(16.4%)
Directories	27	32	(5)	(15.6%)
Total Print	$723	$764	$(41)	(5.4%)

Net sales for the Print segment for the three months ended June 30, 2017 were $723 million, a decrease of $41 million, or 5.4%, compared to the three months ended June 30, 2016.  Net sales decreased due to lower volume in the book and Europe reporting units, an $8 million decrease in pass-through paper sales, price pressures, and a $1 million, or 0.1%, decrease due to changes in foreign exchange rates.  The decreases were partially offset by the acquisition of Continuum in December 2016 and higher revenue from procurement services provided to customers in the book reporting unit.

An analysis of net sales by reporting unit follows:

•	Magazines, catalogs and retail inserts: Sales increased due to the acquisition of Continuum in December 2016 and higher pass-through paper sales, partially offset by lower volume and price declines.
•

Book: Sales decreased due to lower volume within the educational and religious markets and coloring products and decreased pass-through paper sales, partially offset by higher revenue from procurement services provided to customers.

•

Europe: Sales decreased primarily due to lower volume, including the impact of certain customer contracts previously managed by European operations that were assigned to RRD entities as of the separation.

•	Directories: Sales decreased due to lower pass-through paper sales and volume.

Print segment income from operations decreased $12 million for the three months ended June 30, 2017 primarily due to lower volume and price declines. Operating margins decreased from 4.5% for the three months ended June 30, 2016 to 3.0% for the three months ended June 30, 2017 primarily due to lower volume, price declines, an unfavorable product mix, and higher restructuring, impairment and other charges.

Office Products

	Three Months Ended June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$125	$142
Income from operations	12	13
Operating margin	9.6%	9.2%

Net sales for the Office Products segment for the three months ended June 30, 2017 were $125 million, a decrease of $17 million, or 12.0% compared to the three months ended June 30, 2016 largely as a result of lower volume in notetaking, filing and binder products, as well as price declines.

Office Products segment income from operations decreased $1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 mainly due to lower volume and price pressures, partially offset by cost control initiatives.  Operating margins increased from 9.2% for the three months ended June 30, 2016 to 9.6% for the three months ended June 30, 2017 due to cost control initiatives, partially offset by price pressures.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended June 30,
	2017	2016
	(in millions)
Total operating expenses	$15	$3
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	15	—
Separation-related transaction expenses	2	—
Acquisition-related expenses	1	—
Pension settlement charge	—	1

Corporate operating expenses for the three months ended June 30, 2017 were $15 million, as compared to $3 million for the three months ended June 30, 2016.  The most significant charges are shown above and were partially offset by reductions in other corporate expenses.  Additionally, the Company had separation-related transaction expenses and acquisition-related expense for the three months ended June 30, 2017, partially offset by higher pension income as compared to the three months ended June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2017 as Compared to the Six Months Ended June 30, 2016

The following table shows the results of operations for the six months ended June 30, 2017 and 2016, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Net sales	$1,669	$1,786	$(117)	(6.6%)
Cost of sales	1,397	1,467	(70)	(4.8%)
	83.7%	82.1%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	129	130	(1)	(0.8%)
	7.7%	7.3%
Restructuring, impairment and other charges-net	27	8	19	237.5%
Depreciation and amortization	79	90	(11)	(12.2%)
Income from operations	$37	$91	$(54)	(59.3%)

Consolidated and Combined Results

Net sales for the six months ended June 30, 2017 were $1,669 million, a decrease of $117 million, or 6.6%, compared to the six months ended June 30, 2016.  Net sales were impacted by:

•

Decreases resulting from lower volume in the Print and Office Products segments, pricing pressures, a $13 million decrease in pass-through paper sales, and a $5 million, or 0.3%, decrease due to changes in foreign exchange rates; and

•

Increases due to the acquisition of Continuum in December 2016, higher supply chain management and fulfillment volume and higher revenue from procurement services provided to customers in the Print segment.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $145 million or 8.0% (see Note 2, Business Combinations, to the condensed consolidated and combined financial statements).

Total cost of sales decreased $70 million, or 4.8%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, including a $4 million, or 0.3%, decrease due to changes in foreign exchange rates. Additionally, cost of sales decreased due to lower volume in the Print and Office Products segments, productivity, lower pass-through paper sales, gains recognized from the sale of assets, and cost control initiatives.

Selling, general and administrative expenses decreased $1 million to $129 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily driven by lower selling expense and higher pension income, partially offset by increases in costs to operate as an independent public company due to the separation.

As a percentage of net sales, selling, general and administrative expenses increased from 7.3% for the six months ended June 30, 2016 to 7.7% for the six months ended June 30, 2017 primarily due to lower sales.

For the six months ended June 30, 2017, the Company recorded restructuring, impairment and other charges of $27 million. The charges included:

•	Other restructuring charges of $18 million primarily related to charges incurred as a result of a terminated supplier contract and the exit from certain operations and facilities;

•

Employee termination costs of $7 million for an aggregate of 504 employees, of whom 266 were terminated as of or prior to June 30, 2017.  These charges primarily related to the announcement of one facility closure in the Print segment and the reorganization of certain business units and corporate functions; and

•	Other charges of $2 million primarily related to multiemployer pension withdrawal obligations unrelated to facility closures.

For the six months ended June 30, 2016, the Company recorded restructuring, impairment and other charges of $8 million. The charges included:

•	Lease termination and other restructuring charges of $3 million;
•

Net restructuring charges of $2 million for employee termination costs for 37 employees, all of whom were terminated as of June 30, 2017, related to the announcement of one facility closure in the Print segment and the reorganization of certain operations;

•	Other charges of $2 million primarily related to multiemployer pension withdrawal obligations unrelated to facility closures; and
•	Net impairment charges of $1 million related to buildings, machinery and equipment associated with facility closings.

Depreciation and amortization decreased $11 million to $79 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to decreased capital spending in recent years compared to historical levels.  Depreciation and amortization included $8 million and $9 million of amortization of other intangible assets related to customer relationships and trade names for the six months ended June 30, 2017 and 2016, respectively.

Income from operations for the six months ended June 30, 2017 was $37 million compared to $91 million for the six months ended June 30, 2016.  The decrease was due to lower volume in the Print and Office Products segments, higher restructuring, impairment and other charges and price declines.

	Six Months Ended June 30,
	2017	2016	$ Change
	(in millions)
Interest expense (income)-net	$33	$(1)	$34
Investment and other expense-net	—	1	(1)

Net interest expense increased by $34 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to the debt incurred in connection with the separation.

	Six Months Ended June 30,
	2017	2016	$ Change
	(in millions)
Income before income taxes	$4	$91	$(87)
Income tax (benefit) expense	—	32	(32)
Effective income tax rate	(3.8%)	35.3%

The effective income tax rate for the six months ended June 30, 2017 was (3.8%) compared to 35.3% for the six months ended June 30, 2016.  The effective income tax rate for the six months ended June 30, 2017 reflects the favorable impact associated with a reorganization of certain entities in 2017, partially offset by an unfavorable impact associated with share-based compensations awards that lapsed in 2017.

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

Print

	Six Months Ended June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$1,433	$1,516
Income from operations	34	66
Operating margin	2.4%	4.4%
Restructuring, impairment and other charges-net	11	8

	Net Sales for the Six Months Ended June 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$761	$784	$(23)	(2.9%)
Book	501	531	(30)	(5.6%)
Europe	112	137	(25)	(18.2%)
Directories	59	64	(5)	(7.8%)
Total Print	$1,433	$1,516	$(83)	(5.5%)

   Net sales for the Print segment for the six months ended June 30, 2017 were $1,433 million, a decrease of $83 million, or 5.5%, compared to the six months ended June 30, 2016.  Net sales decreased due to lower volume in the book, magazines, catalogs and retail inserts and Europe reporting units, a $13 million decrease in pass-through paper sales, price pressures, and a $5 million, or 0.3%, decrease due to changes in foreign exchange rates.  The decreases were partially offset by the acquisition of Continuum in December 2016, higher revenues from supply chain management, fulfillment and procurement services provided to customers in the book reporting unit.

An analysis of net sales by reporting unit follows:

•

Magazines, catalogs and retail inserts: Sales declined due to lower volume, price pressures, lower pass-through paper sales, and changes in foreign exchange rates, partially offset by the acquisition of Continuum in December 2016.

•

Book: Sales decreased due to lower volume within the educational and religious markets and coloring products, lower pass-through paper sales, and price pressures, partially offset by higher revenues from supply chain management, fulfillment and procurement services.

•

Europe: Sales decreased primarily due to lower volume, including the impact of certain customer contracts previously managed by European operations that were assigned to RRD entities as of the separation, and price pressures.

•	Directories: Sales decreased due to lower pass-through paper sales and lower volume.

Print segment income from operations decreased $32 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 primarily due to lower volume and price declines. Operating margins decreased from 4.4% for the six months ended June 30, 2016 to 2.4% for the six months ended June 30, 2017 primarily due to lower volume, mainly in educational and publishing books, price declines, an unfavorable product mix, and higher restructuring, impairment and other charges.

Office Products

	Six Months Ended June 30,
	2017	2016
	(in millions, except percentages)
Net sales	$236	$270
Income from operations	21	27
Operating margin	8.9%	10.0%
Restructuring, impairment and other charges-net	1	—

Net sales for the Office Products segment for the six months ended June 30, 2017 were $236 million, a decrease of $34 million, or 12.6%, compared to the six months ended June 30, 2016, largely as a result of lower volume, primarily in filing, notetaking and binder products, and price pressures.

Office Products segment income from operations decreased $6 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 mainly due to lower volume, partially offset by cost control initiatives.  Operating margins decreased from 10.0% for the six months ended June 30, 2016 to 8.9% for the six months ended June 30, 2017, of which 42 basis points were due to higher restructuring, impairment and other charges.  Operating margins also decreased due to price pressures, partially offset by cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Total operating expenses	$18	$2
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	15	—
Separation-related transaction expenses	3	—
Acquisition-related expenses	1	—
Pension settlement charge	—	1

Corporate operating expenses for the six months ended June 30, 2017 were $18 million, as compared to $2 million for the six months ended June 30, 2016.  The most significant charges are shown above and were partially offset by reductions in other corporate expenses. Additionally, the change was also driven by higher costs incurred during the six months ended June 30, 2017 as a result of costs to operate as an independent public company and higher share-based compensation expense, partially offset by higher pension income.

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, separation-related transaction expenses, acquisition-related expenses, and a pension settlement charge.  A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$5	$28	$4	$59
Restructuring, impairment and other charges – net	21	5	27	8
Separation-related transaction expenses	2	—	3	—
Acquisition-related expenses	1	—	1	—
Pension settlement charge	—	1	—	1
Depreciation and amortization	39	44	79	90
Interest expense (income)-net	16	(1)	33	(1)
Income tax (benefit) expense	(2)	16	—	32
Non-GAAP adjusted EBITDA	$82	$93	$147	$189

Three Months Ended June 30, 2017 and 2016

2017 Restructuring, impairment and other charges—net: The three months ended June 30, 2017 included restructuring, impairment and other charges of $21 million.  The Company recorded other restructuring charges of $17 million primarily related to charges incurred as a result of a terminated supplier contract and the exit from certain operations and facilities. Additionally, the Company incurred net restructuring charges of $3 million for employee termination costs and other charges of $1 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.

2016 Restructuring, impairment and other charges—net: The three months ended June 30, 2016 included restructuring, impairment and other charges of $5 million. The Company recorded net restructuring charges of $2 million for employee termination costs and $1 million of net impairment charges related to buildings, machinery and equipment associated with facility closings. The Company also incurred lease termination and other restructuring charges of $1 million and another $1 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.

Separation-related transaction expenses: The three months ended June 30, 2017 included charges of $2 million for one-time transaction costs associated with becoming a standalone company.

Acquisition-related expenses: The three months ended June 30, 2017 included charges of $1 million related to legal, accounting and other expenses associated with contemplated acquisitions.

Pension settlement charge: The three months ended June 30, 2016 included a pension settlement charge of $1 million related to lump-sum pension settlement payments for the Esselte plan.

Six Months Ended June 30, 2017 and 2016

2017 Restructuring, impairment and other charges—net. The six months ended June 30, 2017 included restructuring, impairment and other charges of $27 million. The Company recorded other restructuring charges of $18 million primarily related to charges incurred as a result of a terminated supplier contract and the exit from certain operations and facilities.  Additionally, the Company incurred $7 million for employee termination costs and other charges of $2 million primarily related to multiemployer pension withdrawal obligations unrelated to facility closures.

2016 Restructuring, impairment and other charges—net. The six months ended June 30, 2016 included restructuring, impairment and other charges of $8 million. The Company incurred lease termination and other restructuring charges of $3 million and net restructuring charges of $2 million for employee termination costs.  Additionally, the Company recorded other charges of $2 million primarily related to multiemployer pension withdrawal obligations unrelated to facility closures and $1 million of net impairment charges related to buildings, machinery and equipment associated with facility closings.

2017 Separation-related transaction expenses: The six months ended June 30, 2017 included charges of $3 million for one-time transaction costs associated with becoming a standalone company.

Acquisition-related expenses: The six months ended June 30, 2017 included charges of $1 million related to legal, accounting and other expenses associated with contemplated acquisitions.

Pension settlement charge: The six months ended June 30, 2016 included a pension settlement charge of $1 million related to lump-sum pension settlement payments for the Esselte plan.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its stockholders. Operating cash flows and the Company’s $400 million senior secured revolving credit facility (the “Revolving Credit Facility”) are the Company’s primary sources of liquidity and are expected to be used for, among other things, payments of interest and principal on the Company’s debt obligations, distributions to stockholders that may be approved by the Board of Directors, acquisitions, capital expenditures necessary to support productivity improvement and growth and completion of restructuring programs.

The following sections describe the Company’s cash flows for the six months ended June 30, 2017 and 2016.

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$78	$55
Net cash used in investing activities	32	8
Net cash used in financing activities	47	75

Cash flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $78 million for the six months ended June 30, 2017 compared to $55 million for the same period in 2016.  The increase in net cash provided by operating activities reflected the timing of supplier payments, partially offset by interest payments in 2017.

Beginning on October 1, 2016, transactions with RRD and Donnelley Financial are considered third-party and are settled in cash, whereas prior to that date transactions were net settled among the three companies.

Cash flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $32 million compared to $8 million for the same period in 2016.  Significant changes are as follows:

•

Capital expenditures were $36 million during the six months ended June 30, 2017, an increase of $17 million compared to the same period in 2016 primarily due to increased spend on machinery and equipment in the Print segment;

•

Cash paid for acquisitions of businesses, net of cash acquired was $5 million during the six months ended June 30, 2017, of which $3 million was for the 2017 acquisition of HudsonYards and $2 million was paid as part of a final working capital adjustment for the 2016 acquisition of Continuum;

•	The Company received net proceeds of $3 million related to the sales of investments during the six months ended June 30, 2017;
•	Proceeds from the sales of other assets were $6 million for the six months ended June 30, 2017, compared to $1 million for the six months ended June 30, 2016; and
•	There were transfers from restricted cash of $10 million for the six months ended June 30, 2016.

Cash flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $47 million compared to $75 million for the same period in 2016.  Significant changes are as follows:

•

The Company paid $52 million of long-term debt and current maturities, primarily due to $50 million paid in advance for the full amount of required amortization payments for the year ended December 31, 2017 for the Term Loan Facility on February 2, 2017;

•	The Company received proceeds of $18 million for the issuance of common stock on March 28, 2017 in connection with the secondary offering of shares retained by RRD at the separation;
•	The Company paid $16 million in dividends to stockholders during the six months ended June 30, 2017;
•	The Company made $3 million in net cash payments to RRD in connection with the separation from RRD during the six months ended June 30, 2017; and
•	Net transfers to parent and affiliates were $73 million for the six months ended June 30, 2016.

Dividends

Cash dividends declared and paid to stockholders during the six months ended June 30, 2017 totaled $16 million. On July 20, 2017, the Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on September 5, 2017 to stockholders of record on August 15, 2017.

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

LIQUIDITY

Cash and cash equivalents were $98 million and $95 million as of June 30, 2017 and December 31, 2016, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of June 30, 2017 included $65 million in the U.S. and $33 million at international locations. The Company has not recognized deferred tax liabilities as of June 30, 2017 related to local taxes on certain foreign earnings as all are considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

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

There were no borrowings under the Revolving Credit Facility as of June 30, 2017. Based on the Company’s condensed consolidated statements of income for the six months ended June 30, 2017 and existing debt, the Company would have had the ability to utilize $369 million of the $400 million Revolving Credit Facility and not have been in violation of the terms of the agreement.  Availability under the Revolving Credit Facility was reduced by $20 million related to outstanding letters of credit.

The current availability under the Revolving Credit Facility and net availability as of June 30, 2017 is shown in the table below:

June 30, 2017
(in millions)
Availability
Stated amount of the Revolving Credit Facility	$400
Less: availability reduction from covenants	31
Amount available under the Revolving Credit Facility	$369

Usage
Borrowings under the Revolving Credit Facility	$—
Impact on availability related to outstanding letters of credit	20
$20

Current availability at June 30, 2017	$349
Cash	98
Net Available Liquidity	$447

The Company was in compliance with its debt covenants as of June 30, 2017, and expects to remain in compliance based on management’s estimates of operating and financial results for 2017 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of June 30, 2017, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

As of June 30, 2017, the Company had $51 million in outstanding letters of credit issued under the Revolving Credit Facility, of which $20 million reduced the availability thereunder. As of June 30, 2017, the Company also had $16 million in other uncommitted credit facilities, all of which were outside the U.S. (the “Other Facilities”). As of June 30, 2017, letters of credit and guarantees of a de minimis amount were issued and reduced availability under the Other Facilities. As of June 30, 2017, there were no borrowings under the Revolving Credit Facility and the Other Facilities.

The Company’s debt maturities as of June 30, 2017 are shown in the following table:

	Debt Maturity Schedule
	Total	2017	2018	2019	2020	2021	Thereafter
Borrowings under the Credit Agreement	$312	$—	$48	$43	$43	$43	$135
Senior secured notes	450	—	—	—	—	—	450
Capital lease obligations	4	2	1	1	—	—	—
Total (a)	$766	$2	$49	$44	$43	$43	$585

(a) Excludes unamortized debt issuance costs of $5 million and $9 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $8 million related to the Company’s Term Loan Facility. These amounts do not represent contractual obligations with a fixed amount or maturity date.

On July 28, 2017, the Company completed the acquisition of Farrington Transportation Corp., F.T.C. Transport, Inc. and F.T.C. Services, Inc. (“Fairrington”). The Company also expects to complete the acquisition of CREEL Printing (“CREEL”) upon completion of required regulatory review.   The total purchase price for both companies is expected to be $120 million, including $20 million funded with Company stock.  The cash purchase price of $100 million is expected to be funded with a combination of cash on hand and drawings under the Revolving Credit Facility.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At June 30, 2017, the Company’s variable-interest borrowings were $312 million, or approximately 40.7%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at June 30, 2017 by approximately $17 million.

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

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the condensed consolidated and combined financial statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated and combined financial statements are also described in Note 15, New Accounting Pronouncements, to the condensed consolidated and combined financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2017 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 12, Commitments and Contingencies, to the condensed consolidated and combined financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 23, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no repurchases during the three months ended June 30, 2017.

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

10.2	2016 LSC Communications, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.3	Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2017)*

10.4

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.5

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

10.11

Employment Agreement, dated as of July 26, 2016, between Kent A. Hansen and LSC Communications US, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.12

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.13

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

10.15	Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.16

Form of Director Restricted Stock Unit Award Agreement (for 2016) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.17	Form of Director Restricted Stock Unit Award Agreement (filed herewith)*

10.18

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors as amended to March 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.19

Form of Option Agreement (for 2009 to 2012) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.20

Form of Stock Unit Award Agreement (for 2013 and 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.21

Form of Stock Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.22

Form of Stock Unit Award Agreement (for 2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.23

Form of Performance Unit Award Agreement (for 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.24

Form of Performance Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.25

Form of Founder’s Award (Restricted Stock) Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.26

Written Description of 2016 Annual Incentive Plan of the Company with respect to the period from October 1, 2016 to December 31, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.27

LSC Communications Annual Incentive Plan as amended and restated (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.28

Form of Amendment to Cash Retention Awards (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.29

Form of Performance Restricted Stock Award (for 2017) (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

10.30	Form of Stock Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

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

Date: August 3, 2017