Form 10-Q
period 2017-09-30
LSC Communications, Inc.
filed 2017-11-02
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

As of October 27, 2017, 34,845,077 shares of common stock were outstanding.

LSC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

PART I

ITEM 1. CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(in millions, except share and per share data)

(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$23	$95
Receivables, less allowances for doubtful accounts of $10 in 2017 (2016: $10)	741	667
Income taxes receivable	24	1
Inventories (Note 3)	237	193
Prepaid expenses and other current assets	25	20
Total current assets	1,050	976
Property, plant and equipment-net (Note 4)	612	608
Goodwill (Note 5)	82	84
Other intangible assets-net (Note 5)	158	131
Deferred income taxes	65	57
Other noncurrent assets	106	96
Total assets	$2,073	$1,952
LIABILITIES
Accounts payable	$325	$294
Accrued liabilities	237	237
Short-term and current portion of long-term debt (Note 13)	177	52
Total current liabilities	739	583
Long-term debt (Note 13)	707	742
Pension liabilities	237	279
Deferred income taxes	1	2
Other noncurrent liabilities	103	106
Total liabilities	1,787	1,712

Commitments and contingencies (Note 12)

EQUITY (Note 8)
Common stock, $0.01 par value
Authorized: 65,000,000 shares;
Issued: 34,446,778 shares in 2017 (2016: 32,449,669)	—	—
Additional paid-in-capital	813	770
(Accumulated deficit) retained earnings	(23)	1
Accumulated other comprehensive loss (Note 10)	(503)	(531)
Treasury stock, at cost: 34,727 shares in 2017	(1)	—
Total equity	286	240
Total liabilities and equity	$2,073	$1,952

See Notes to the Condensed Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$935	$949	$2,604	$2,735
Cost of sales	778	783	2,175	2,250
Selling, general and administrative expenses (exclusive of depreciation and amortization)	65	66	194	196
Restructuring, impairment and other charges-net (Note 6)	60	3	87	11
Depreciation and amortization	39	40	118	130
(Loss) income from operations	(7)	57	30	148
Interest expense-net	19	1	52	—
Investment and other expense-net	—	—	—	1
(Loss) income before income taxes	(26)	56	(22)	147
Income tax (benefit) expense	(23)	18	(23)	50
Net (loss) income	$(3)	$38	$1	$97

Net (loss) earnings per common share (Note 9):
Basic net (loss) earnings per share	$(0.07)	$1.17	$0.03	$2.99
Diluted net (loss) earnings per share	$(0.07)	$1.17	$0.03	$2.99

Dividends declared per common share	$0.25	$—	$0.75	$—

Weighted average number of common shares outstanding:
Basic	34.2	32.4	33.5	32.4
Diluted	34.2	32.4	33.8	32.4

See Notes to the Condensed Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(3)	$38	$1	$97

Other comprehensive income (loss), net of tax (Note 10)
Translation adjustments	2	(2)	20	(3)
Adjustments for net periodic pension plan cost	3	1	8	(1)
Other comprehensive income (loss)	5	(1)	28	(4)
Comprehensive income	$2	$37	$29	$93

See Notes to the Condensed Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$1	$97
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	55	—
Depreciation and amortization	118	130
Provision for doubtful accounts receivable	3	11
Share-based compensation	10	4
Deferred income taxes	(14)	(14)
Other	3	(3)
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable- net	(48)	(45)
Inventories	(20)	(12)
Prepaid expenses and other current assets	(3)	(4)
Accounts payable	36	(11)
Income taxes payable and receivable	(29)	(2)
Accrued liabilities and other	(54)	(15)
Net cash provided by operating activities	58	136

Cash Flows from Investing Activities
Capital expenditures	(51)	(35)
Acquisitions of businesses, net of cash acquired	(175)	—
Net proceeds from sales and purchase of investments	1	—
Proceeds from sales of other assets	7	1
Transfers from restricted cash	—	9
Net cash used in investing activities	(218)	(25)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	816
Payments of current maturities and long-term debt	(53)	(4)
Net proceeds from credit facility borrowings	140	—
Debt issuance costs	—	(18)
Proceeds from issuance of common stock	18	—
Dividends paid	(25)	—
Payments from RRD – net	3	—
Net transfers to Parent and affiliates	—	(945)
Net cash provided by (used in) financing activities	83	(151)
Effect of exchange rate on cash and cash equivalents	5	—
Net decrease in cash and cash equivalents	(72)	(40)
Cash and cash equivalents at beginning of year	95	95
Cash and cash equivalents at end of period	$23	$55

Supplemental non-cash disclosure:
Assumption of warehousing equipment related to customer contract	$—	$9
Issuance of approximately 1.0 million shares of LSC Communications, Inc. common stock for acquisition of a business	$20	$—

See Notes to the Condensed Consolidated and Combined Financial Statements

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Note 1.  Overview and Basis of Presentation

Description of Business and Separation

The principal business of LSC Communications, Inc., a Delaware corporation, and its direct or indirect wholly-owned subsidiaries (“LSC Communications,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of traditional and digital print, print-related services and office products.  The Company serves the needs of publishers, merchandisers and retailers worldwide with a service offering that includes e-services, warehousing and fulfillment and supply chain management. The Company utilizes a broad portfolio of technology capabilities coupled with consultative attention to clients' needs to increase speed to market, reduce costs, provide postal savings to customers and improve efficiencies. The Company prints magazines, catalogs, retail inserts, books, and directories and its office products offerings include filing products, note-taking products, binder products, forms, and envelopes.

On October 1, 2016 (the “separation date”), R. R. Donnelley & Sons Company (“RRD” or the “Parent”) completed the previously announced separation (the “separation”) into three separate independent publicly-traded companies: (i) its publishing and retail-centric print services and office products business (“LSC Communications”); (ii) its financial communications services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and (iii) a global, customized multichannel communications management company, which is the business of RRD after the separation.  To effect the separation, RRD undertook a series of transactions to separate net assets and legal entities.  RRD completed the distribution (the “distribution”) of 80.75%, of the outstanding common stock of LSC Communications and Donnelley Financial to RRD stockholders on October 1, 2016.  RRD retained a 19.25% ownership stake in both LSC Communications and Donnelley Financial.  On October 1, 2016, RRD stockholders of record as of the close of business on September 23, 2016 (“the record date”) received one share of LSC Communications common stock and one share of Donnelley Financial common stock for every eight shares of RRD common stock held as of the record date.

On March 28, 2017, RRD completed the sale of approximately 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.  In connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications also sold approximately 0.9 million shares of common stock, receiving proceeds of $18 million, which were used for general corporate purposes.

In connection with the separation, LSC Communications, RRD and Donnelley Financial entered into commercial arrangements, transition services agreements and various other agreements related to the separation that remain in effect.  Final copies of such agreements are filed as exhibits to this quarterly report on Form 10-Q.

Basis of Presentation

The accompanying condensed consolidated and combined financial statements reflect the consolidated balance sheets and statements of operations of the Company as an independent, publicly traded company for the periods after the separation, and the condensed combined balance sheets and statements of operations of the Company as a combined reporting entity of RRD for the periods prior to the separation.  The condensed consolidated and combined financial statements include the balance sheets, statements of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).  These unaudited condensed consolidated and combined interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated and combined financial statements. Actual results could differ from these estimates.  Certain prior year amounts were restated to conform to the Company’s current consolidated and combined statement of operations classifications.

On October 1, 2016, the Company recorded certain separation-related adjustments primarily for certain assets and liabilities that were distributed as part of the separation from RRD. The adjustments primarily related to the assumption of certain pension obligations and plan assets in single employer plans for the Company’s employees and certain former employees and retirees of RRD.  Refer to Note 8, Equity, for information on the separation-related adjustments recorded during the nine months ended September 30, 2017.  Additional separation-related adjustments may be recorded in future periods.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

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

Note 2.  Business Combinations

2017 Acquisitions

On September 7, 2017, the Company acquired Publishers Press, a printing solutions provider with capabilities such as web-offset printing, prepress and distribution services for magazines and retail brands. The acquisition enhanced the Company’s printing capabilities.  The total purchase price was $70 million in cash, of which $1 million was recorded in goodwill.  For the three and nine months ended September 30, 2017, the Company’s condensed consolidated statement of operations included net sales of $11 million and a de minimis amount of income from operations attributable to the acquisition of Publishers Press.

On August 21, 2017, the Company acquired the assets of NECI, LLC (“NECI”), a supplier of commodity and specialty filing supplies.  The acquisition enhanced the Company’s office products offerings.  The total purchase price was $5 million in cash, of which $1 million was recorded in goodwill.  For the three and nine months ended September 30, 2017, the Company’s condensed consolidated statement of operations included net sales of $1 million and a de minimis amount of loss from operations attributable to the acquisition of NECI.

On August 17, 2017, the Company acquired CREEL Printing (“CREEL”), an offset and digital printing company.  The acquisition enhanced the capabilities of the Company’s offset and digital production platform and brought enhanced technologies to support our clients’ evolving needs, specifically in the magazine media and retail marketing industries.  CREEL’s capabilities include full-color web and sheetfed printing, regionally distributed variable digital production, large-format printing, and integrated digital solutions.  The purchase price, which included the Company’s estimate of contingent consideration, was $78 million in cash, of which $25 million was recorded in goodwill.  Contingent consideration in the form of cash payments up to $10 million will be due to the sellers if and to the extent certain financial targets are achieved.  As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $1 million using a probability weighting of the potential payouts.  For the three and nine months ended September 30, 2017, the Company’s condensed consolidated statement of operations included net sales of $18 million and income from operations of $3 million attributable to the acquisition of CREEL.

On July 28, 2017, the Company acquired Fairrington Transportation Corp., F.T.C. Transport, Inc. and F.T.C. Services, Inc. (“Fairrington”), a full-service, printer-independent mailing logistics provider in the United States.  The acquisition enhanced the Company’s logistics service offering. The purchase price was $20 million in cash and approximately 1.0 million shares of LSC Communications common stock, for a total transaction value of $40 million.  Of the total purchase price, $22 million was recorded in goodwill.  For the three and nine months ended September 30, 2017, the Company’s condensed consolidated statement of operations included net sales of $11 million and a de minimis amount of income from operations attributable to the acquisition of Fairrington.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

On March 1, 2017, the Company acquired HudsonYards Studios (“HudsonYards”), a digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services.  The acquisition enhanced the Company’s digital and premedia capabilities.  The purchase price for HudsonYards was $3 million in cash, of which $2 million was recorded in goodwill.  For the three months ended September 30, 2017, the Company’s condensed consolidated statement of operations included net sales of $2 million and a de minimis operating loss attributable to the acquisition of HudsonYards.  For the nine months ended September 30, 2017, the Company’s condensed consolidated statement of operations included net sales of $5 million and a loss from operations of $1 million attributable to the acquisition of HudsonYards.

The operations of Publishers Press, CREEL, Fairrington, and HudsonYards are included in the Print segment; specifically the magazines, catalogs and retail inserts reporting unit.  The operations of NECI are included in the Office Products segment.

The acquisitions were recorded by allocating the cost of the acquisitions to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date.  The excess of the cost of the acquisitions over the net amounts assigned to the fair value of the assets acquired was recorded in goodwill. The goodwill is primarily attributable to the synergies expected to arise as a result of the acquisitions.

The preliminary tax deductible goodwill related to the Publishers Press, NECI, CREEL, Fairrington, and HudsonYards acquisitions was $33 million.

Based on the acquisition-date valuations, the preliminary purchase price allocations for Publishers Press, CREEL and Fairrington in the Print segment are as follows:

	Publishers Press	CREEL	Fairrington
Accounts Receivable	$25	$13	$6
Inventories	13	5	—
Prepaid expenses and other current assets	2	1	—
Property, plant and equipment	36	19	6
Other intangible assets	—	22	17
Other noncurrent assets	—	—	1
Goodwill	1	25	22
Accounts payable and accrued liabilities	(8)	(7)	(4)
Deferred taxes-net	—	—	(9)
Total purchase price, net of cash acquired	69	78	39
Less: value of common stock issued	—	—	20
Net cash paid:	$69	$78	$19

Given the historical valuations of the magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the reporting unit due to the recent acquisitions, the Company determined it necessary to perform an interim goodwill impairment review on this reporting unit as of September 30, 2017.  As a result, for the three months ended September, 2017, the Company recorded a non-cash charge of $55 million to recognize the impairment of goodwill for the magazines, catalogs and retail inserts reporting unit in the Print segment.  Refer to Note 6, Restructuring, Impairment and Other Charges, for further details on this non-cash charge.

The purchase price allocations for Publishers Press, NECI, CREEL, and Fairrington are preliminary because the valuations necessary to assess the fair values of the net assets and liabilities acquired are still in process.  The primary areas that are not yet finalized relate to the valuation of certain assets and liabilities.  The final purchase price allocations may differ from what is currently reflected in the condensed consolidated financial statements, and could affect goodwill impairment in the future.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

The fair values of other intangible assets and goodwill associated with the acquisitions were determined to be Level 3 under the fair value hierarchy. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$36	Relief-from-royalty-method	Growth rate	(3.0)% - 0.9%
			Attrition rate	6.0% - 6.5%
			Discount rate	15.0% - 23.0%
Trade names	3	Multi-period excess earnings method	Royalty rate	1.0% - 1.5%
			Discount rate	15.0% - 19.0%

The fair values of property, plant and equipment associated with the acquisitions were determined to be Level 3 under the fair value hierarchy. Property, plant and equipment values were estimated using either the cost or market approach, if a secondhand market existed.

For the three and nine months ended September 30, 2017, the Company recorded $2 million and $3 million of acquisition-related expenses associated with the completed and contemplated acquisitions described above within selling, general and administrative expenses in the condensed consolidated statements of operations.

2016 Acquisition

On December 2, 2016, the Company acquired Continuum Management Company, LLC (“Continuum”), a print procurement and management business.  The acquisition enhanced the Company’s print management’s capabilities.  The Company paid $7 million in cash in 2016.  An additional $2 million in cash was paid during the three months ended March 31, 2017 as part of a final working capital adjustment for a total purchase price of $9 million, of which $5 million was recorded in goodwill.  The operations of Continuum are included in the Print segment.

There were no acquisition-related expenses during the three and nine months ended September 30, 2016.

Pro forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2017 and 2016 presents the condensed consolidated and combined statements of operations of the Company and the acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to the acquisitions.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated and combined statements of operations that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net sales	$978	$1,052	$2,808	$3,034
Net (loss) income	(6)	40	(8)	97
Net (loss) earnings per common share
Basic	$(0.18)	$1.20	$(0.24)	$2.90
Diluted	$(0.18)	$1.20	$(0.24)	$2.90

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

The following table outlines unaudited pro forma financial information for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Amortization of purchased intangibles	$5	$5	$15	$16

Additionally, the nonrecurring pro forma adjustments affecting net income for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Acquisition-related expenses, pre-tax	$(1)	$—	$(1)	$—
Restructuring, impairment and other charges	—	—	(1)	—
Inventory fair value adjustments, pre-tax	1	—	1	(1)
Other pro forma adjustments, pre-tax	—	1	2	2
Income taxes	—	—	1	(1)

Note: A negative number in the table above represents a decrease to income in pro forma net income.

Note 3.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Raw materials and manufacturing supplies	$121	$100
Work in process	74	58
Finished goods	99	93
Last in, First out reserve ("LIFO")	(57)	(58)
Total	$237	$193

Note 4.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Land	$46	$42
Buildings	783	762
Machinery and equipment	4,133	4,173
	4,962	4,977
Accumulated depreciation	(4,350)	(4,369)
Total	$612	$608

During the three and nine months ended September 30, 2017, depreciation expense was $34 million and $102 million, respectively.  During the three and nine months ended September 30, 2016, depreciation expense was $35 million and $112 million, respectively.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Note 5.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows:

	Print	Office Products	Total
Net book value as of December 31, 2016
Goodwill	$852	$109	$961
Accumulated impairment losses	(798)	(79)	(877)
Total	54	30	84
Acquisitions	52	1	53
Impairment charges	(55)	—	(55)
Net book value as of September 30, 2017
Goodwill	914	110	1,024
Accumulated impairment losses	(863)	(79)	(942)
Total	$51	$31	$82

During the three months ended September 30, 2017, the Company recorded a non-cash charge of $55 million to recognize the impairment of goodwill for the magazines, catalogs and retail inserts reporting unit in the Print segment.  See Note 6, Restructuring, Impairment and Other Charges, for further discussion regarding this impairment charge.

The components of other intangible assets at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$242	$(120)	$122	$205	$(109)	$96
Trade names	7	(3)	4	5	(2)	3
Total amortizable other intangible assets	249	(123)	126	210	(111)	99
Indefinite-lived trade names	32	—	32	32	—	32
Total other intangible assets	$281	$(123)	$158	$242	$(111)	$131

The Company recorded additions to other intangible assets of $39 million for acquisitions during the three months ended September 30, 2017.

The components of other intangible assets added during the three months ended September 30, 2017 were as follows:

	September 30, 2017
		Weighted-Average
		Amortization Period
	Amount	(years)
Customer relationships	$36	10.6
Trade names (amortizable)	3	5.0
	$39

During the three and nine months ended September 30, 2017, amortization expense for other intangible assets was $4 million and $12 million, respectively.  During the three and nine months ended September 30, 2016, amortization expense for other intangible assets was $4 million and $13 million, respectively.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2017	$17
2018	15
2019	15
2020	14
2021	13
2022 and thereafter	64
Total	$138

Note 6.  Restructuring, Impairment and Other Charges

For the three months ended September 30, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended September 30, 2017	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$—	$2	$2	$55	$1	$58
Corporate	—	2	2	—	—	2
Total	$—	$4	$4	$55	$1	$60

Three Months Ended September 30, 2016	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$—	$1	$1	$(1)	$1	$1
Corporate	2	—	2	—	—	2
Total	$2	$1	$3	$(1)	$1	$3

For the nine months ended September 30, 2017 and 2016, the Company recorded the following net restructuring, impairment and other charges:

Nine Months Ended September 30, 2017	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$6	$5	$11	$55	$3	$69
Office Products	1	—	1	—	—	1
Corporate	—	17	17	—	—	17
Total	$7	$22	$29	$55	$3	$87

Nine Months Ended September 30, 2016	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$2	$4	$6	$—	$3	$9
Corporate	2	—	2	—	—	2
Total	$4	$4	$8	$—	$3	$11

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Restructuring and Impairment Charges

For the three and nine months ended September 30, 2017, the Company incurred employee-related restructuring charges of a de minimis amount and $7 million for an aggregate of 516 employees, of whom 450 were terminated as of or prior to September 30, 2017.  These charges primarily related to one facility closure in the Print segment and the reorganization of certain business units.  The Company incurred other restructuring charges of $4 million and $22 million for the three and nine months ended September 30, 2017, respectively, primarily related to charges incurred as a result of a terminated supplier contract and the exit from certain operations and facilities.

As explained in Note 2, Business Combinations, the Company completed several acquisitions during the three months ended September 30, 2017, three of which are now included in the Company’s magazines, catalogs and retail inserts reporting unit, which is part of the Print segment.  The goodwill arising from each acquisition was determined on a stand-alone basis for each particular transaction based on each transaction’s individual facts and circumstances, in accordance with ASC 805, Business Combinations.  Per the guidance in ASC 805, goodwill was recognized on each transaction given that the consideration transferred for each transaction was in excess of the net amounts of the identifiable assets acquired and the liabilities assumed.  Furthermore, the consideration transferred, the identifiable assets acquired and the liabilities assumed were all measured at the acquisition-date fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, between market participants, at the acquisition date.

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company is required to test its goodwill for impairment annually, or more often if there is an indication that goodwill might be impaired.  For purposes of the goodwill impairment test, goodwill is not tested based upon the individual transactions that gave rise to the goodwill, but rather based upon the reporting unit’s total goodwill and the characteristics of the reporting unit in which the goodwill resides.  Therefore, the level at which goodwill is tested for impairment is different from the level that originally created the goodwill.  In the Company’s case, the test is performed based upon the total carrying value of the magazines, catalogs and retail inserts reporting unit and that reporting unit’s total implied fair value.  Carrying value is determined based upon the net book value of assets and liabilities required for the operations of the magazines, catalogs and retail inserts reporting unit, while fair value is determined based upon a discounted cash flows analysis of the magazines, catalogs and retail inserts reporting unit.  If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Company’s policy is to perform its annual test of goodwill for impairment as of October 31 of each year.  Prior to the acquisitions completed within the last twelve months, the magazines, catalogs and retail inserts reporting unit had zero goodwill recorded, as goodwill associated with this reporting unit had been fully impaired in prior years.  Given the historical valuations of the magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the reporting unit due to the recent acquisitions, the Company determined it necessary to perform an interim goodwill impairment review on this reporting unit as of September 30, 2017.

As a result of the interim goodwill impairment test, and consistent with prior goodwill impairment tests, the magazines, catalogs and retail inserts reporting unit’s fair value continued to be at a value below its carrying value.  This is primarily due to the negative revenue trends experienced in recent years that are only partially offset by the impact of the new acquisitions.  As such, the Company recorded a non-cash charge of $55 million during the three and nine months ended September 30, 2017 to recognize the impairment of goodwill in this reporting unit.  The goodwill impairment charges were determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions.

For the three and nine months ended September 30, 2016, the Company incurred other restructuring charges of $1 million and $4 million, respectively. Additionally, the three and nine months ended September 30, 2016 included net restructuring charges of $2 million and $4 million, respectively, for employee termination costs for an aggregate of 48 employees, substantially all of whom were terminated as of or prior to September 30, 2017. These charges primarily related to one facility closure in the Print segment and the reorganization of certain operations. The Company also recorded a reversal of previously recorded impairment charges of $1 million for the three months ended September 30, 2016.  There was also a de minimis amount of net impairment charges during the nine months ended September 30, 2016.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Restructuring Reserve

The restructuring reserve as of December 31, 2016 and September 30, 2017, and changes during the nine months ended September 30, 2017, were as follows:

	December 31, 2016	Restructuring Charges	Foreign Exchange and Other	Cash Paid	September 30, 2017
Employee terminations	$8	$7	$—	$(11)	$4
Multiemployer pension plan withdrawal obligations	18	1	—	(3)	16
Lease terminations and other	2	16	—	(14)	4
Total	$28	$24	$—	$(28)	$24

The current portion of restructuring reserves of $11 million at September 30, 2017 was included in accrued liabilities, while the long-term portion of $13 million, which primarily related to multiemployer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at September 30, 2017.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by September 30, 2018.

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

Other Charges

For the three and nine months ended September 30, 2017, the Company recorded other charges of $1 million and $3 million, respectively, for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included in accrued liabilities and other noncurrent liabilities are $6 million and $37 million, respectively, at September 30, 2017.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in such plans and any decisions by those employers to withdraw from such plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multiemployer pension plans, including certain plans from which the Company has previously withdrawn, could have a material effect on the Company’s previously estimated withdrawal liabilities and condensed consolidated and combined balance sheets, statements of operations and cash flows.

For the three and nine months ended September 30, 2016, the Company recorded other charges of $1 million and $3 million, respectively, for multiemployer pension plan withdrawal obligations unrelated to facility closures.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Note 7.  Retirement Plans

The Company is the sole sponsor of certain defined benefit pension plans, which have been reflected in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016. At the separation date, the Company assumed and recorded certain pension obligations and plan assets in single employer plans for the Company’s employees and certain former employees and retirees.  The Company recorded a net benefit plan obligation of $358 million as of October 1, 2016 related to these plans.  On June 30, 2017, the Company recorded a $6 million increase to this net obligation as a result of the final actuarial valuation of the Company’s qualified plan assets that was completed in June 2017.  Additionally, the Company’s United Kingdom pension plan was transferred to RRD at the separation date and, as a result, the Company recorded a reduction in its net benefit plan assets of $7 million as of October 1, 2016.

The components of the estimated net pension benefits plan income for the three and nine months ended September 30, 2017 and 2016 are disclosed in the table below.  Amounts shown for the three and nine months ended September 30, 2017 include pension income for the Company’s qualified and non-qualified plans, certain plans in Mexico and plans acquired as a result of the acquisitions of Esselte Corporation (“Esselte”) and Courier Corporation (“Courier”). Amounts shown for the three and nine months ended September 30, 2016 include pension income for certain plans in the United Kingdom and Mexico and plans acquired as a result of the the acquisitions of Esselte and Courier.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Interest cost	$22	$—	$65	$2
Expected return on plan assets	(38)	—	(114)	—
Amortization, net	4	1	12	1
Net periodic benefit (income) loss	$(12)	$1	$(37)	$3

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Interest cost	$2	$2	$5	$5
Expected return on plan assets	(3)	(2)	(8)	(7)
Amortization, net	—	—	—	1
Settlement	—	—	1	—
Net periodic benefit income	$(1)	$—	$(2)	$(1)

Prior to the separation, certain employees of the Company participated in certain pension and postretirement healthcare plans sponsored by RRD.  For RRD-sponsored defined benefit and postemployment plans, the Company recorded net pension and postretirement income of $8 million and $28 million for the three and nine months ended September 30, 2016 in addition to the amounts disclosed above.

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

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Note 8.  Equity

The Company’s equity as of December 31, 2016 and September 30, 2017 and changes during the nine months ended September 30, 2017 were as follows:

Total Equity
Balance at December 31, 2016	$240
Net income	1
Other comprehensive income	28
Share-based compensation	10
Issuance of share-based awards, net of withholdings and other	(1)
Cash dividends paid	(25)
Issuance of common stock	38
Separation-related adjustments	(5)
Balance at September 30, 2017	$286

On July 28, 2017, the Company issued approximately 1.0 million shares of common stock in conjunction with the Fairrington acquisition, which shares had a closing date value of $20 million.

On March 28, 2017, in connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications also completed the sale of approximately 0.9 million shares of common stock with a value of $18 million.

During the nine months ended September 30, 2017, the Company recorded certain separation-related adjustments due to the adjustment of assets and liabilities recorded as of the separation date.

The Company’s equity as of December 31, 2015 and September 30, 2016 and changes during the nine months ended September 30, 2016 were as follows:

Total Equity
Balance at December 31, 2015	$1,277
Net income	97
Net transfers to parent company	(933)
Other comprehensive loss	(4)
Balance at September 30, 2016	$437

During the three months ended September 30, 2016, the Company used the net proceeds from the debt issuances to fund an $806 million cash dividend to RRD in connection with the separation.  The cash dividend is included in net transfers to parent company balance.  Refer to Note 13, Debt, for more information.

Note 9.  Earnings Per Share

During the three months ended September 30, 2017, the Company issued approximately 1.0 million shares of common stock in conjunction with the Fairrington acquisition.  During the nine months ended September 30, 2017, no shares of common stock were purchased by the Company, however, shares were withheld from employees for tax liabilities upon vesting of equity awards.

On October 1, 2016 in connection with the separation, RRD distributed approximately 26.2 million shares of LSC Communications common stock to RRD stockholders and retained approximately 6.2 million shares.  On March 28, 2017, RRD completed the sale of its approximately 6.2 million shares of LSC Communications common stock.  Additionally, on March 28, 2017, in connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications completed the sale of approximately 0.9 million shares of common stock.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

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

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) earnings per common share:
Basic	$(0.07)	$1.17	$0.03	$2.99
Diluted	$(0.07)	$1.17	$0.03	$2.99
Dividends declared per common share	$0.25	$—	$0.75	$—
Numerator:
Net (loss) income	$(3)	$38	$1	$97
Denominator:
Weighted average number of common shares outstanding	34.2	32.4	33.5	32.4
Dilutive options and awards	—	—	0.3	—
Diluted weighted average number of common shares outstanding	34.2	32.4	33.8	32.4

Note 10.  Comprehensive Income

The components of other comprehensive income (loss) and income tax expense allocated to each component for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$2	$—	$2	$20	$—	$20
Adjustment for net periodic pension plan cost	5	2	3	13	5	8
Other comprehensive income	$7	$2	$5	$33	$5	$28

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Before Tax Amount	Income Tax Expense	Net of Tax Amount	Before Tax Amount	Income Tax Expense	Net of Tax Amount
Translation adjustments	$(2)	$—	$(2)	$(3)	$—	$(3)
Adjustment for net periodic pension plan cost	1	—	1	4	5	(1)
Other comprehensive (loss) income	$(1)	$—	$(1)	$1	$5	$(4)

During the nine months ended September 30, 2016, translation adjustments and income tax expense on pension plan cost were adjusted to reflect previously recorded deferred taxes at their historical exchange rates.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Accumulated other comprehensive loss by component as of December 31, 2016 and September 30, 2017 and changes during the nine months ended September 30, 2017 were as follows:

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$(462)	$(69)	$(531)
Other comprehensive income before reclassifications	—	20	20
Amounts reclassified from accumulated other comprehensive loss	8	—	8
Net change in accumulated other comprehensive loss	8	20	28
Balance at September 30, 2017	$(454)	$(49)	$(503)

Accumulated other comprehensive loss by component as of December 31, 2015 and September 30, 2016 and changes during the nine months ended September 30, 2016, were as follows:

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2015	$(46)	$(159)	$(205)
Other comprehensive loss before reclassifications	—	(3)	(3)
Amounts reclassified from accumulated other comprehensive loss	(1)	—	(1)
Net change in accumulated other comprehensive loss	(1)	(3)	(4)
Balance at September 30, 2016	$(47)	$(162)	$(209)

Reclassification from accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Classification in the Condensed Consolidated & Combined
	2017	2016	2017	2016	Statements of Operations
Amortization of pension plan cost:
Net actuarial loss	$5	$—	$13	$1	(a)
Settlement	—	—	—	1
Reclassifications before tax	5	—	13	2
Income tax expense (benefit)	2	(1)	5	3
Reclassifications, net of tax	$3	$1	$8	$(1)

(a)

These accumulated other comprehensive income components are included in the calculation of net periodic pension plan (income) expense that is recognized substantially all in selling, general and administrative expenses in the condensed consolidated and combined statements of operations (see Note 7, Retirement Plans).

Note 11.  Segment Information

The Company’s segment and product and service offerings are summarized below:

Print

The Print segment produces magazines, catalogs, retail inserts, books, and directories. The segment also provides supply-chain management and certain other print-related services, including mail-list management and sortation, e-book formatting and distribution.  The segment has operations in the U.S., Europe and Mexico.  The Print segment is divided into the magazines, catalogs and retail inserts, book, Europe and directories reporting units.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories: filing products, note-taking products, binder products, forms, and envelopes.

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

	Net Sales	Income (loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2017
Print	$819	$(10)	$35	$9
Office Products	116	11	4	1
Total operating segments	935	1	39	10
Corporate	—	(8)	—	5
Total operations	$935	$(7)	$39	$15

	Net Sales	Income (loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three months ended September 30, 2016
Print	$822	$48	$36	$14
Office Products	127	11	4	1
Total operating segments	949	59	40	15
Corporate	—	(2)	—	1
Total operations	$949	$57	$40	$16

	Net Sales	Income (loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2017
Print	$2,252	$24	$1,667	$106	$41
Office Products	352	32	316	11	3
Total operating segments	2,604	56	1,983	117	44
Corporate	—	(26)	90	1	7
Total operations	$2,604	$30	$2,073	$118	$51

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

	Net Sales	Income (loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Nine months ended September 30, 2016
Print	$2,338	$114	$1,602	$118	$28
Office Products	397	38	323	12	3
Total operating segments	2,735	152	1,925	130	31
Corporate	—	(4)	23	—	4
Total operations	$2,735	$148	$1,948	$130	$35

Restructuring, impairment and other charges by segment for the three and nine months ended September 30, 2017 and 2016 are disclosed in Note 6, Restructuring, Impairment and Other Charges.

Note 12.  Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment. The Company accrues for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party or has received claims in ten active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate four other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future. However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on the Company’s condensed consolidated and combined balance sheets, statements of operations and cash flows.

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s condensed consolidated and combined balance sheets, statements of operations and cash flows.

Note 13.  Debt

The Company’s debt at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Borrowings under the Revolving Credit Facility	$140	$—
Term Loan Facility due September 30, 2022 (a)	304	353
8.75% Senior Secured Notes due October 15, 2023	450	450
Capital lease obligations	3	6
Unamortized debt issuance costs	(13)	(15)
Total debt	884	794
Less: current portion	(177)	(52)
Long-term debt	$707	$742

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

(a)	The borrowings under the Term Loan Facility are subject to a variable interest rate. As of September 30, 2017 and December 31, 2016, the interest rate was 7.24% and 7.00%, respectively.

__________________________________

On September 30, 2016, the Company issued $450 million of 8.75% Senior Secured Notes (the “Senior Notes”) due October 15, 2023.  Interest on the Senior Notes is due semi-annually on April 15 and October 15, commencing on April 15, 2017.  Net proceeds from the offering of the Senior Notes (the “Notes Offering”) were distributed to RRD in the form of a dividend.  The Company did not retain any proceeds from the Notes Offering.

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

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) which provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $375 million (the “Term Loan Facility”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $400 million (the “Revolving Credit Facility”). The interest rate per annum applicable to the Term Loan Facility is equal to, at the Company’s option, either a base rate plus a margin of 5.00% or LIBOR plus a margin of 6.00%. The LIBOR rate is subject to a “floor” of 1%.  The interest rate per annum applicable to the Revolving Credit Facility is equal to a base rate plus a margin ranging from 1.75% to 2.25%, or LIBOR plus a margin ranging from 2.75% to 3.25%, in either case based upon the Consolidated Leverage Ratio of the Company and its restricted subsidiaries. Interest on the Credit Agreement is due at least quarterly and commenced on December 31, 2016.  The Term Loan Facility will amortize in quarterly installments of $13 million for the first eight quarters and $11 million for subsequent quarters.  The debt issuance costs and original issue discount are being amortized over the life of the facilities using the effective interest method. The Term Loan Facility will mature on September 30, 2022 and the Revolving Credit Facility will mature on September 30, 2021.

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

The fair values of the Senior Notes and Term Loan Facility, which were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $24 million and $22 million at September 30, 2017 and December 31, 2016, respectively.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

There was $19 million and $52 million of net interest expense during the three and nine months ended September 30, 2017, respectively.  There was $1 million and a de minimis amount of net interest expense during the three and nine months ended September 30, 2016, respectively.

There were $140 million of borrowings under the Revolving Credit Facility as of September 30, 2017 and no borrowings as of December 31, 2016.  The weighted average interest rate on borrowings under the Credit Agreement was 4.31% during the nine months ended September 30, 2017.

Note 14.  Related Parties

On March 28, 2017, RRD completed the sale of approximately 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.

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

Allocations from RRD

Prior to the separation, RRD provided LSC Communications certain services, which included, but were not limited to, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight. RRD charged the Company for these services based on direct usage, when available, with the remainder allocated on a pro rata basis by revenue, headcount, or other measures.  These allocations were reflected as follows in the condensed combined statements of operations for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Costs of goods sold	$25	$67
Selling, general and administrative	42	114
Depreciation and amortization	1	5
Total allocations from RRD	$68	$186

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

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

Transactions with RR Donnelley

Revenues and Purchases

Given that RRD sold its remaining stake in LSC Communications on March 28, 2017, the following information is presented through March 31, 2017 only.

LSC Communications generates net revenue from sales to RRD’s subsidiaries.  Net revenues from related party sales were $32 million for the three months ended March 31, 2017.  Net revenues from related party sales were $19 million and $40 million for the three and nine months ended September 30, 2016, respectively.  These amounts are included in the condensed consolidated and combined statements of operations.

LSC Communications utilizes RRD for freight, logistics and premedia services.  Included in the condensed consolidated and combined financial statements were costs of sales related to freight, logistics and premedia services purchased from RRD of $51 million for the three months ended March 31, 2017.  Such amounts were $43 million and $135 million for the three and nine months ended September 30, 2016, respectively.

Note 15.  New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). This ASU requires entities to disaggregate the service cost component from other components of net benefit cost and present it with other employee compensation costs.  All other components of net benefit cost will need to be presented elsewhere on the income statement outside of income from operations. Only the service cost component would be eligible for capitalization into inventory. The standard is effective in the first quarter 2018.  As a result of the adoption of ASU 2017-07, the Company expects to reclassify approximately $46 million and $45 million related to the years ended December 31, 2017 and 2016, respectively, of net pension income out of income from operations to a line item outside of income from operations, resulting in no impact to net income.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  The standard eliminates Step 2 of the goodwill impairment test, and instead, recognizes an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated.  The standard is effective in the first quarter of 2020, with early adoption permitted on testing dates after January 1, 2017.  The Company adopted ASU 2017-04 during the third quarter of 2017 and applied the standard to the interim goodwill impairment review of the magazines, catalogs and retail inserts reporting unit included in the Print segment as of September 30, 2017.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which provided guidance on eight specific cash flow classification issues to reduce existing diversity in practice. The standard becomes effective in the first quarter of 2018.  Early adoption of ASU 2016-15 is permitted, however, the Company plans to adopt the standard in the first quarter of 2018. The Company does not expect a significant impact to presentation on its condensed consolidated and combined statements of cash flows.

LSC Communications, Inc.

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(tabular amounts in millions, except per share data)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of LSC Communications, Inc. as of September 30, 2017 and December 31, 2016 and the results of operations for the three and nine months ended September 30, 2017 and 2016. This commentary should be read in conjunction with the condensed consolidated and combined financial statements and accompanying notes included in Item 1. Condensed Consolidated and Combined Financial Statements.  Refer to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 23, 2017, for management’s discussion and analysis of the financial condition of the company as of December 31, 2016 and December 31, 2015, and the results of operations for the years ended December 31, 2016, 2015 and 2014.

Company Overview

The principal business of LSC Communications, Inc., a Delaware corporation, and its direct or indirect wholly-owned subsidiaries (“LSC Communications,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of traditional and digital print, print-related services and office products.  The Company serves the needs of publishers, merchandisers and retailers worldwide with a service offering that includes e-services, warehousing and fulfillment and supply chain management. The Company utilizes a broad portfolio of technology capabilities coupled with consultative attention to clients' needs to increase speed to market, reduce costs, provide postal savings to customers and improve efficiencies. The Company prints magazines, catalogs, retail inserts, books, and directories and its office products offerings include filing products, note-taking products, binder products, forms, and envelopes.

On October 1, 2016 (the “separation date”), R. R. Donnelley & Sons Company (“RRD” or the “Parent”) completed the previously announced separation (the “separation”) into three separate independent publicly-traded companies: (i) its publishing and retail-centric print services and office products business (“LSC Communications”); (ii) its financial communications services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and (iii) a global, customized multichannel communications management company, which is the business of RRD after the separation.  To effect the separation, RRD undertook a series of transactions to separate net assets and legal entities.  RRD completed the distribution (the “distribution”) of 80.75%, of the outstanding common stock of LSC Communications and Donnelley Financial to RRD stockholders on October 1, 2016.  RRD retained a 19.25% ownership stake in both LSC Communications and Donnelley Financial.  On October 1, 2016, RRD stockholders of record as of the close of business on September 23, 2016 (“the record date”) received one share of LSC Communications common stock and one share of Donnelley Financial common stock for every eight shares of RRD common stock held as of the record date.

On March 28, 2017, RRD completed the sale of approximately 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.  In connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications also sold approximately 0.9 million shares of common stock, receiving proceeds of $18 million, which were used for general corporate purposes.

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

Segment Descriptions

The Company’s segments and their product offerings are summarized below:

Print

We are the largest producer of books in the U.S. and one of the largest producers of catalogs, magazines and retail inserts in North America. The Print segment produces magazines, catalogs, retail inserts, books, and directories. The segment also provides supply-chain management and certain other print-related services, including mail-list management and sortation, e-book formatting and distribution.  The segment has operations in the U.S., Europe and Mexico.  The Print segment is divided into the magazines, catalogs and retail inserts, book, Europe and directories reporting units.

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories: filing products, note-taking products, binder products, forms, and envelopes.

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

Business Combinations

On September 7, 2017, the Company acquired Publishers Press, a printing and digital solutions provider with capabilities such as web-offset printing, prepress and distribution services for magazines and retail brands.  The total purchase price was $70 million in cash.

On August 21, 2017, the Company acquired the assets of NECI, LLC (“NECI”), a supplier of commodity and specialty filing supplies.  The total purchase price was $5 million in cash.

On August 17, 2017, the Company acquired CREEL Printing (“CREEL”), an offset and digital printing company. The total purchase price was $78 million in cash.

On July 28, 2017, the Company acquired Fairrington Transportation Corp., F.T.C. Transport, Inc. and F.T.C. Services, Inc. (“Fairrington”), a full-service, printer-independent mailing logistics provider in the United States.  The purchase price was $20 million in cash and approximately 1.0 million shares of LSC Communications common stock, for a total transaction value of $40 million.

On March 1, 2017, the Company acquired HudsonYards Studios (“HudsonYards”), a digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services, for $3 million in cash.

On December 2, 2016, the Company acquired Continuum Management Company, LLC (“Continuum”), a print procurement and management business, for $7 million in cash.  An additional $2 million was paid during the three months ended March 31, 2017 as part of a final working capital adjustment for a total purchase price of $9 million in cash.

For further information on the above acquisitions, see Note 2, Business Combinations, to the condensed consolidated and combined financial statements.

OUTLOOK

Competitive Environment

According to the June 2017 IBIS World industry report “Printing in the U.S.,” estimated total annual printing industry revenue is approximately $77 billion, of which approximately $13 billion relates to our core segments of the print market and an additional approximately $31 billion relates to related segments of the print market in which we are able to offer certain products. Despite consolidation in recent years, including several acquisitions completed by LSC Communications, the industry remains highly fragmented and LSC Communications is one of the largest players in our segment of the print market. The print and related services industry, in general, continues to have excess capacity and LSC Communications remains diligent in proactively identifying plant consolidation opportunities to keep our capacity in line with demand. Across the Company’s range of Print segment products and services, competition is based primarily on the ability to deliver products for the lowest total cost, a factor driven not only by price, but also by materials and distribution costs. We expect that prices for print products and services will continue to be a focal point for customers in coming years.

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

The future impact of technology on our business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, we have made targeted acquisitions and investments in our existing business to offer customers innovative services and solutions. Such acquisitions and investments include the acquisitions of Publishers Press, NECI, CREEL, Fairrington, and HudsonYards in 2017, which expanded our printing, digital, office products, and premedia capabilities, and Continuum in 2016, which expanded our print management capabilities. These and other targeted acquisitions and investments further secure our position as a technology leader in the industry.

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

Changes in the price of raw materials, crude oil and other energy costs impact our ink suppliers and manufacturing costs. Crude oil and energy prices continue to be volatile. Should prices increase, we generally cannot pass on to customers the impact of higher energy prices on our manufacturing costs. We do enter into fixed price contracts for a portion of our natural gas purchases to mitigate the impact of changes in energy prices. We cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or customer demand and the related impact either will have on the Company’s condensed consolidated balance sheets, statements of operations and cash flows.

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

Pension Benefit Plans

The funded status of the Company’s pension benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates. Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans. The Company reviews its actuarial assumptions on an annual basis as of December 31. Based on current estimates, the Company expects to make cash contributions of approximately $5 million to $7 million to its pension benefit plans for the full year 2017, of which $4 million has been contributed during the nine months ended September 30, 2017.

See Note 7, Retirement Plans, for more information on the Company’s pension benefit plans and the activity recorded at the separation date.

Financial Review

In the financial review that follows, the Company discusses its condensed consolidated and combined balance sheets, statements of operations, cash flows and certain other information. This discussion should be read in conjunction with the Company’s condensed consolidated and combined financial statements and the related notes.

Results of Operations for the Three Months Ended September 30, 2017 as Compared to the Three Months Ended September 30, 2016

The following table shows the results of operations for the three months ended September 30, 2017 and 2016, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Net sales	$935	$949	$(14)	(1.5%)
Cost of sales	778	783	(5)	(0.6%)
Cost of sales as a % of net sales	83.2%	82.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	65	66	(1)	(1.5%)
Selling, general and administrative expenses as a % of net sales	7.0%	7.0%
Restructuring, impairment and other charges-net	60	3	57	nm
Depreciation and amortization	39	40	(1)	(2.5%)
Net (loss) income from operations	$(7)	$57	$(64)	(112.3%)

nm – not meaningful

Consolidated and Combined Results

Net sales for the three months ended September 30, 2017 were $935 million, a decrease of $14 million, or 1.5% compared to the three months ended September 30, 2016.  Net sales were impacted by:

•	Decreases resulting from lower volume in the Print and Office Products segments, price pressures, a $11 million decrease in pass-through paper sales;
•	Increases due to the acquisitions of CREEL, Publishers Press, Fairrington, HudsonYards, and NECI in 2017 and Continuum in December 2016 (“the acquired companies”);
•	A $6 million increase due to changes in foreign exchange rates, primarily in Polish zloty; and
•	Higher revenue from digital services provided to customers in the Print segment.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $74 million or 7.0% (see Note 2, Business Combinations, to the condensed consolidated and combined financial statements).

Total cost of sales decreased $5 million, or 0.6%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  Cost of sales decreased due to lower volume in the Print and Office Products segments, lower pass-through paper sales, a $6 million increase due to changes in foreign exchange rates, and cost control initiatives. This was partially offset by costs of sales incurred by the acquired companies.

Selling, general and administrative expenses decreased $1 million to $65 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 primarily driven by lower selling expense, that was partially offset by increases in costs to operate as an independent public company due to the separation and selling, general and administrative expenses incurred by the acquired companies.

For the three months ended September 30, 2017, the Company recorded restructuring, impairment and other charges of $60 million. The charges included:

•

A non-cash charge of $55 million to recognize the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit included in the Print segment.  Given the historical valuations of the magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the reporting unit due to the recent acquisitions, the Company determined it necessary to perform an interim goodwill impairment review on this reporting unit as of September 30, 2017.

For purposes of the goodwill impairment test, goodwill is not tested based upon the individual transactions that gave rise to the goodwill, but rather based upon the reporting unit’s total goodwill and the characteristics of the reporting unit in which the goodwill resides.  Therefore, the level at which goodwill is tested for impairment is different from the level that originally created the goodwill.  In the Company’s case, the test is performed based upon the total carrying value of the magazines, catalogs and retail inserts reporting unit and that reporting unit’s total implied fair value.  If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  As a result of the interim goodwill impairment test, and consistent with prior goodwill impairment tests, the magazines, catalogs and retail inserts reporting unit’s fair value continued to be at a value below the carrying value.  This is primarily due to the negative revenue trends experienced in recent years that are only partially offset by the impact of the new acquisitions.  See Note 6, Restructuring, Impairment and Other Charges, for more information;

•	Other restructuring charges of $4 million;
•	$1 million for multiemployer pension plan withdrawal obligations unrelated to facility closures; and
•

There was a de minimis amount of net restructuring charges for employee termination costs for an aggregate of 12 employees, of whom 7 were terminated as of or prior to September 30, 2017, primarily related to the reorganization of certain operations.

For the three months ended September 30, 2016, the Company recorded restructuring, impairment and other charges of $3 million. The charges included:

•

Net restructuring charges of $2 million for employee termination costs for 11 employees, substantially all of whom were terminated as of or prior to September 30, 2017, primarily related to one facility closure in the Print segment and the reorganization of certain operations;

•	Other restructuring charges of $1 million;
•	$1 million for multiemployer pension plan withdrawal obligations unrelated to facility closures; and
•	A reversal of previously recorded impairment charges of $1 million.

Depreciation and amortization decreased $1 million to $39 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to decreased capital spending in recent years compared to historical levels, partially offset by depreciation and amortization incurred by the acquired companies.

Net loss from operations for the three months ended September 30, 2017 was $7 million compared to net income from operations of $57 million for the three months ended September 30, 2016.  The decrease was due to higher restructuring, impairment and other charges, lower volume in the Print and Office Product segments and price declines.

	Three Months Ended September 30,
	2017	2016	$ Change
	(in millions)
Interest expense-net	$19	$1	$18

Net interest expense increased by $18 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to the debt incurred in relation to the separation.

	Three Months Ended September 30,
	2017	2016	$ Change
	(in millions)
(Loss) income before income taxes	$(26)	$56	$(82)
Income tax (benefit) expense	(23)	18	(41)
Effective income tax rate	90.5%	32.1%

The effective income tax rate for the three months ended September 30, 2017 was 90.5% compared to 32.1% for the three months ended September 30, 2016.  The effective income tax rate for the three months ended September 30, 2017 reflects the impact of non-deductible goodwill impairment charges.  The non-deductible goodwill impairment charges effectively increase the Company’s tax provision, which in turn increases the effective tax rate.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.

Print

	Three Months Ended September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$819	$822
(Loss) income from operations	(10)	48
Operating margin	(1.2%)	5.8%
Restructuring, impairment and other charges-net	58	1
Purchase accounting inventory adjustments	1	—

	Net Sales for the Three Months Ended September 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$448	$407	$41	10.1%
Book	276	310	(34)	(11.0%)
Europe	68	72	(4)	(5.6%)
Directories	27	33	(6)	(18.2%)
Total Print	$819	$822	$(3)	(0.4%)

Net sales for the Print segment for the three months ended September 30, 2017 were $819 million, a decrease of $3 million, or 0.4%, compared to the three months ended September 30, 2016.  Print segment net sales were impacted by the net sales of its reporting units:

•

Magazines, catalogs and retail inserts: Sales increased due to the acquisitions of CREEL, Publishers Press, Fairrington, and HudsonYards in 2017 and Continuum in December 2016, a $5 million increase in pass-through paper sales, and a $1 million increase due to changes in foreign exchange rates, partially offset by lower volume and price pressures.

•

Book: Sales decreased due to lower volume within the educational and religious markets, a $14 million decrease in pass-through paper sales and lower volume from procurement services provided to customers, partially offset by higher revenue from digital services.

•

Europe: Sales decreased primarily due to lower volume, including the impact of certain customer contracts previously managed by European operations that were assigned to RRD entities as of the separation, partially offset by a $5 million increase due to changes in foreign exchange rates, primarily in Polish zloty.

•	Directories: Sales decreased due to lower volume and a $2 million decrease in pass-through paper sales.

Print segment income from operations decreased $58 million for the three months ended September 30, 2017 primarily due to higher restructuring, impairment and other charges as a result of non-cash charges of $55 million for goodwill impairment recorded in the magazines, catalogs and retail inserts reporting unit.  See the Consolidated and Combined Results section above for more information. Income from operations also decreased due to lower volume and price declines, partially offset by earnings from the acquisitions.  Operating margins decreased from 5.8% for the three months ended September 30, 2016 to (1.2%) for the three months ended September 30, 2017 primarily due to higher restructuring, impairment and other charges, lower volume and price declines.

Office Products

	Three Months Ended September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$116	$127
Income from operations	11	11
Operating margin	9.5%	8.7%

Net sales for the Office Products segment for the three months ended September 30, 2017 were $116 million, a decrease of $11 million, or 8.7% compared to the three months ended September 30, 2016, largely as a result of lower volume, primarily in notetaking, filing and binder products, as well as price declines, partially offset by the acquisition of NECI in 2017.

Office Products segment income from operations remained consistent at $11 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as the impact of lower volume and price pressures was offset by cost control initiatives.  Operating margins increased from 8.7% for the three months ended September, 2016 to 9.5% for the three months ended September 30, 2017 due to cost control initiatives, partially offset by price pressures.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended September 30,
	2017	2016
	(in millions)
Total operating expenses	$8	$2
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	2	2
Separation-related transaction expenses	1	1
Share-based compensation expenses	3	1
Acquisition-related expenses	2	—

Corporate operating expenses for the three months ended September 30, 2017 were $8 million, as compared to $2 million for the three months ended September 30, 2016.  The most significant charges are shown above and were partially offset by reductions in other corporate expenses.  Additionally, the expense for the three months ended September 30, 2017 was partially offset by higher pension income as compared to the three months ended September 30, 2016.

Results of Operations for the Nine Months Ended September 30, 2017 as Compared to the Nine Months Ended September 30, 2016

The following table shows the results of operations for the nine months ended September 30, 2017 and 2016, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in millions, except percentages)
Net sales	$2,604	$2,735	$(131)	(4.8%)
Cost of sales	2,175	2,250	(75)	(3.3%)
Cost of sales as a % of net sales	83.5%	82.3%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	194	196	(2)	(1.0%)
Selling, general and administrative expenses as a % of net sales	7.5%	7.2%
Restructuring, impairment and other charges-net	87	11	76	690.9%
Depreciation and amortization	118	130	(12)	(9.2%)
Income from operations	$30	$148	$(118)	(79.7%)

Consolidated and Combined Results

Net sales for the nine months ended September 30, 2017 were $2,604 million, a decrease of $131 million, or 4.8%, compared to the nine months ended September 30, 2016.  Net sales were impacted by:

•	Decreases resulting from lower volume in the Print and Office Products segments, pricing pressures, a $24 million decrease in pass-through paper sales;
•	Increases due to the net sales of the acquired companies, higher digital and supply chain management and fulfillment volume in the Print segment; and
•	A $1 million increase due to changes in foreign exchange rates.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $226 million or 7.4% (see Note 2, Business Combinations, to the condensed consolidated and combined financial statements).

Total cost of sales decreased $75 million, or 3.3%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to lower volume in the Print and Office Products segments, lower pass-through paper sales, productivity improvements, a $2 million increase due to changes in foreign exchange rates, gains recognized from the sale of assets, and cost control initiatives. This was partially offset by cost of sales incurred by the acquired companies.

Selling, general and administrative expenses decreased $2 million to $194 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, primarily driven by lower selling expense and higher pension income, partially offset by increases in costs to operate as an independent public company due to the separation, as well as expenses incurred by the acquired companies.

As a percentage of net sales, selling, general and administrative expenses increased from 7.2% for the nine months ended September 30, 2016 to 7.5% for the nine months ended September 30, 2017 primarily due to lower sales.

For the nine months ended September 30, 2017, the Company recorded restructuring, impairment and other charges of $87 million. The charges included:

•

A non-cash charge of $55 million to recognize the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit included in the Print segment. Given the historical valuations of the magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the reporting unit due to the recent acquisitions, the Company determined it necessary to perform an interim goodwill impairment review on this reporting unit as of September 30, 2017.

For purposes of the goodwill impairment test, goodwill is not tested based upon the individual transactions that gave rise to the goodwill, but rather based upon the reporting unit’s total goodwill and the characteristics of the reporting unit in which the goodwill resides. Therefore, the level at which goodwill is tested for impairment is different from the level that originally created the goodwill.  In the Company’s case, the test is performed based upon the total carrying value of the magazines, catalogs and retail inserts reporting unit and that reporting unit’s total implied fair value.  If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  As a result of the interim goodwill impairment test, and consistent with prior goodwill impairment tests, the magazines, catalogs and retail inserts reporting unit’s fair value continued to be at a value below the carrying value.  This is primarily due to the negative revenue trends experienced in recent years that are only partially offset by the impact of the new acquisitions.  See Note 6, Restructuring, Impairment and Other Charges, for more information;

•	Other restructuring charges of $22 million primarily related to charges incurred as a result of a terminated supplier contract and the exit from certain operations and facilities;
•

Employee termination costs of $7 million for an aggregate of 516 employees, of whom 450 were terminated as of or prior to September 30, 2017.  These charges primarily related to one facility closure in the Print segment and the reorganization of certain business units; and

•	Other charges of $3 million primarily related to multiemployer pension withdrawal obligations unrelated to facility closures.

For the nine months ended September 30, 2016, the Company recorded restructuring, impairment and other charges of $11 million. The charges included:

•	Other restructuring charges of $4 million;
•

Net restructuring charges of $4 million for employee termination costs for 48 employees, substantially all of whom were terminated as of or prior to September 30, 2017, related to one facility closure in the Print segment and the reorganization of certain operations;

•	Other charges of $3 million primarily related to multiemployer pension withdrawal obligations unrelated to facility closures; and
•	There was a de minimis amount of net impairment charges.

Depreciation and amortization decreased $12 million to $118 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to decreased capital spending in recent years compared to historical levels.

Income from operations for the nine months ended September 30, 2017 was $30 million compared to $148 million for the nine months ended September 30, 2016.  The decrease was due to higher restructuring, impairment and other charges, lower volume in the Print and Office Products segments, and price declines.

	Nine Months Ended September 30,
	2017	2016	$ Change
	(in millions)
Interest expense-net	$52	$—	$52
Investment and other expense-net	—	1	(1)

Net interest expense increased by $52 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to the debt incurred in connection with the separation.

	Nine Months Ended September 30,
	2017	2016	$ Change
	(in millions)
(Net loss) income before income taxes	$(22)	$147	$(169)
Income tax (benefit) expense	(23)	50	(73)
Effective income tax rate	105.3%	34.1%

The effective income tax rate for the nine months ended September 30, 2017 was 105.3% compared to 34.1% for the nine months ended September 30, 2016.  The effective income tax rate for the nine months ended September 30, 2017 reflects the impact of non-deductible goodwill impairment charges and share-based compensation awards that lapsed in 2017, partially offset by the favorable impact associated with a reorganization of certain entities in 2017.  The non-deductible goodwill impairment charges effectively increase the Company’s tax provision, which in turn increases the effective tax rate.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.

Print

	Nine Months Ended September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$2,252	$2,338
Income from operations	24	114
Operating margin	1.1%	4.9%
Restructuring, impairment and other charges-net	69	9
Purchase accounting inventory adjustments	1	—

	Net Sales for the Nine Months Ended September 30,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,209	$1,191	$18	1.5%
Book	777	841	(64)	(7.6%)
Europe	180	209	(29)	(13.9%)
Directories	86	97	(11)	(11.3%)
Total Print	$2,252	$2,338	$(86)	(3.7%)

Net sales for the Print segment for the nine months ended September 30, 2017 were $2,252 million, a decrease of $86 million, or 3.7%, compared to the nine months ended September 30, 2016.  Print segment net sales were impacted by the net sales of its reporting units:

•

Magazines, catalogs and retail inserts: Sales increased due to the acquisitions of CREEL, Publishers Press, Fairrington, and HudsonYards in 2017 and Continuum in 2016, as well as a $1 million increase in pass-through paper sales, partially offset by lower volume, price pressures and a $3 million decrease due to changes in foreign exchange rates.

•

Book: Sales decreased due to lower volume within the educational and religious markets and coloring products, a $19 million decrease in pass-through paper sales, and price pressures, partially offset by higher revenues from digital and supply chain management and fulfillment services.

•

Europe: Sales decreased primarily due to lower volume, including the impact of certain customer contracts previously managed by European operations that were assigned to RRD entities as of the separation, and price pressures, partially offset by a $4 million increase due to changes in foreign exchange rates, primarily in Polish zloty.

•	Directories: Sales decreased due to lower volume and a $6 million decrease in pass-through paper sales.

Print segment income from operations decreased $90 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to higher restructuring, impairment and other charges as a result of non-cash charges of $55 million for goodwill impairment recorded in the magazines, catalogs and retail inserts reporting unit.  See Note 6, Restructuring, Impairment and Other Charges, for more information.  Income from operations also decreased due to lower volume and price declines.  Operating margins decreased from 4.9% for the nine months ended September 30, 2016 to 1.1% for the nine months ended September 30, 2017 primarily due to higher restructuring, impairment and other charges, lower volume and price declines.

Office Products

	Nine Months Ended September 30,
	2017	2016
	(in millions, except percentages)
Net sales	$352	$397
Income from operations	32	38
Operating margin	9.1%	9.6%
Restructuring, impairment and other charges-net	1	—

Net sales for the Office Products segment for the nine months ended September 30, 2017 were $352 million, a decrease of $45 million, or 11.3%, compared to the nine months ended September 30, 2016, largely as a result of lower volume, primarily in filing, notetaking and binder products, as well as price pressures, partially offset by the acquisition of NECI in 2017.

Office Products segment income from operations decreased $6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 mainly due to lower volume, partially offset by cost control initiatives.  Operating margins decreased from 9.6% for the nine months ended September 30, 2016 to 9.1% for the nine months ended September 30, 2017 due to price pressures and higher restructuring, impairment and other charges, partially offset by cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Total operating expenses	$26	$4
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	17	2
Separation-related transaction expenses	4	1
Share-based compensation expenses	10	4
Acquisition-related expenses	3	—
Pension settlement charge	—	1

Corporate operating expenses for the nine months ended September 30, 2017 were $26 million, as compared to $4 million for the nine months ended September 30, 2016.  The most significant charges are shown above and were partially offset by reductions in other corporate expenses. Additionally, the change was also driven by higher costs incurred during the nine months ended September 30, 2017 as a result of costs to operate as an independent public company, partially offset by higher pension income as compared to the nine months ended September 30, 2016.

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, separation-related transaction expenses, acquisition-related expenses, purchase accounting inventory adjustments, and a pension settlement charge.  A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net (loss) income	$(3)	$38	$1	$97
Restructuring, impairment and other charges – net	60	3	87	11
Separation-related transaction expenses	1	1	4	1
Acquisition-related expenses	2	—	3	—
Purchase accounting inventory adjustments	1	—	1	—
Pension settlement charge	—	—	—	1
Depreciation and amortization	39	40	118	130
Interest expense-net	19	1	52	—
Income tax (benefit) expense	(23)	18	(23)	50
Non-GAAP adjusted EBITDA	$96	$101	$243	$290

Three Months Ended September 30, 2017 and 2016

2017 Restructuring, impairment and other charges—net: The three months ended September 30, 2017 included restructuring, impairment and other charges of $60 million.  The Company recorded a non-cash charge of $55 million to recognize the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit included in the Print segment.  See Note 5, Goodwill and Other Intangible Assets, for more information.  The Company also recorded other restructuring charges of $4 million and a de minimis amount of net restructuring charges for employee termination costs.

2016 Restructuring, impairment and other charges—net: The three months ended September 30, 2016 included restructuring, impairment and other charges of $3 million. The Company recorded net restructuring charges of $2 million for employee termination costs and $1 million of other restructuring charges. The Company recorded $1 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.  Additionally, the company recorded a reversal of previously recorded impairment charges of $1 million.

Separation-related transaction expenses: The three months ended September 30, 2017 and 2016 each included charges of $1 million for one-time transaction costs associated with becoming a standalone company.

Acquisition-related expenses: The three months ended September 30, 2017 included charges of $2 million related to legal, accounting and other expenses associated with the completed and contemplated acquisitions.

Purchase accounting inventory adjustments: The three months ended September 30, 2017 included charges of $1 million as a result of purchase accounting inventory adjustments for Publishers Press, CREEL and NECI.

Nine Months Ended September 30, 2017 and 2016

2017 Restructuring, impairment and other charges—net. The nine months ended September 30, 2017 included restructuring, impairment and other charges of $87 million. The Company recorded a non-cash charge of $55 million to recognize the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit included in the Print segment. The Company recorded other restructuring charges of $22 million primarily related to charges incurred as a result of a terminated supplier contract and the exit from certain operations and facilities.  Additionally, the Company incurred $7 million for employee termination costs and other charges of $3 million primarily related to multiemployer pension withdrawal obligations unrelated to facility closures.

2016 Restructuring, impairment and other charges—net. The nine months ended September 30, 2016 included restructuring, impairment and other charges of $11 million. The Company incurred other restructuring charges of $4 million and net restructuring charges of $4 million for employee termination costs.  Additionally, the Company recorded other charges of $3 million primarily related to multiemployer pension withdrawal obligations unrelated to facility closures.

Separation-related transaction expenses: The nine months ended September 30, 2017 and 2016 included charges of $4 million and $1 million, respectively, for one-time transaction costs associated with becoming a standalone company.

Acquisition-related expenses: The nine months ended September 30, 2017 included charges of $3 million related to legal, accounting and other expenses associated with the completed and contemplated acquisitions.

Purchase accounting inventory adjustments: The nine months ended September 30, 2017 included charges of $1 million as a result of purchase accounting inventory adjustments for Publishers Press, CREEL and NECI.

Pension settlement charge: The nine months ended September 30, 2016 included a pension settlement charge of $1 million related to lump-sum pension settlement payments.

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

The following sections describe the Company’s cash flows for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$58	$136
Net cash (used in) investing activities	(218)	(25)
Net cash provided by (used in) financing activities	83	(151)

Cash flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $58 million for the nine months ended September 30, 2017 compared to $136 million for the same period in 2016.  The decrease in net cash provided by operating activities was driven by interest payments in 2017 and the timing of customer and supplier payments.

Beginning on October 1, 2016, transactions with RRD and Donnelley Financial are considered third-party and are settled in cash, whereas prior to that date transactions were net settled among the three companies.

Cash flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $218 million compared to $25 million for the same period in 2016.  Significant changes are as follows:

•

Cash paid for acquisitions of businesses, net of cash acquired, was $175 million during the nine months ended September 30, 2017, of which $173 million was for the 2017 acquisitions and $2 million was paid as part of a final working capital adjustment for the 2016 acquisition of Continuum;

•

Capital expenditures were $51 million during the nine months ended September 30, 2017, an increase of $16 million compared to the same period in 2016, primarily due to increased spend on machinery and equipment in the Print segment and software expenditures in the Corporate segment;

•	Proceeds from the sales of other assets were $7 million for the nine months ended September 30, 2017, compared to $1 million for the nine months ended September 30, 2016;
•	The Company received net proceeds of $1 million related to the sales and purchases of investments during the nine months ended September 30, 2017; and
•	There were transfers from restricted cash of $9 million for the nine months ended September 30, 2016.

Cash flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $83 million compared to $151 million used in financing activities for the same period in 2016.  Significant changes are as follows:

•	The Company received net proceeds from credit facility borrowings of $140 million for the nine months ended September 30, 2017;
•

The Company paid $53 million of long-term debt and current maturities, primarily due to $50 million paid in advance for the full amount of required amortization payments for the year ended December 31, 2017 for the Term Loan Facility on February 2, 2017;

•	The Company received proceeds of $18 million for the issuance of common stock on March 28, 2017 in connection with the secondary offering of shares retained by RRD at the separation;
•	The Company paid $25 million in dividends to stockholders during the nine months ended September 30, 2017;
•	The Company received $3 million in net cash proceeds from RRD in connection with the separation from RRD during the nine months ended September 30, 2017;
•

There were $816 million and $18 million of proceeds and debt issuance costs, respectively, during the nine months ended September 30, 2016 as a result of issuance of long-term debt as of September 30, 2016;

•	There were $945 million of net transfers to parent and affiliates during the nine months ended September 30, 2016; and
•	There were $4 million of debt repayments during the nine months ended September 30, 2016.

Dividends

Cash dividends declared and paid to stockholders during the nine months ended September 30, 2017 totaled $25 million. On October 26, 2017, the Board of Directors declared a quarterly cash dividend of $0.25 per common share, payable on December 4, 2017 to stockholders of record on November 15, 2017.

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

LIQUIDITY

Cash and cash equivalents were $23 million and $95 million as of September 30, 2017 and December 31, 2016, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of September 30, 2017 included $6 million in the U.S. and $17 million at international locations. The Company has not recognized deferred tax liabilities as of September 30, 2017 related to local taxes on certain foreign earnings as all are considered to be permanently reinvested. Certain other cash balances of foreign subsidiaries may be subject to U.S. or local country taxes if repatriated to the U.S. In addition, repatriation of some foreign cash balances is further restricted by local laws. Management regularly evaluates whether foreign earnings are expected to be permanently reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company and its foreign subsidiaries. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in changes to these judgments and the need to record additional tax liabilities.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.  As of September 30, 2017, $14 million of international cash was loaned to U.S. operating entities.

Debt Issuances

On September 30, 2016, the Company issued $450 million of 8.75% Senior Secured Notes (the “Senior Notes”) due October 15, 2023.  Interest on the Senior Notes is due semi-annually on April 15 and October 15, commencing on April 15, 2017.  Net proceeds from the offering of the Senior Notes (the “Notes Offering”) were distributed to RRD in the form of a dividend.  The Company did not retain any proceeds from the Notes Offering.

The Senior Notes were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Senior Notes (the “Guarantors”).  The Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations. The Senior Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries.  The Senior Notes and the related guarantees are secured on a first-priority lien basis by substantially all assets of the Company and the Guarantors, subject to certain exceptions and permitted liens. The Indenture governing the Senior Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications.  The Indenture is filed as an exhibit to this quarterly report on Form 10-Q.

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) which provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $375 million (the “Term Loan Facility”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $400 million (the “Revolving Credit Facility,”). The interest rate per annum applicable to the Term Loan Facility is equal to, at the Company’s option, either a base rate plus a margin of 5.00% or LIBOR plus a margin of 6.00%. The LIBOR rate is subject to a “floor” of 1%.  The interest rate per annum applicable to the Revolving Credit Facility is equal to a base rate plus a margin ranging from 1.75% to 2.25%, or LIBOR plus a margin ranging from 2.75% to 3.25%, in either case based upon the Consolidated Leverage Ratio of the Company and its restricted subsidiaries. Interest on the Credit Agreement is due at least quarterly, which commenced on December 31, 2016.  The Term Loan Facility will amortize in quarterly installments of $13 million for the first eight quarters and $11 million for subsequent quarters.  The debt issuance costs and original issue discount are being amortized over the life of the facilities using the effective interest method. The Term Loan Facility will mature on September 30, 2022 and the Revolving Credit Facility will mature on September 30, 2021.  The Credit Agreement is filed as an exhibit to this quarterly report on Form 10-Q.

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

There were $140 million of borrowings under the Revolving Credit Facility as of September 30, 2017. Based on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2017 and existing debt, the Company would have had the ability to utilize the entire $400 million Revolving Credit Facility and not have been in violation of the terms of the agreement.  Availability under the Revolving Credit Facility was reduced by $58 million related to outstanding letters of credit.

The current availability under the Revolving Credit Facility and net availability as of September 30, 2017 is shown in the table below:

September 30, 2017
(in millions)
Availability
Stated amount of the Revolving Credit Facility	$400
Less: availability reduction from covenants	—
Amount available under the Revolving Credit Facility	$400

Usage
Borrowings under the Revolving Credit Facility	$140
Impact on availability related to outstanding letters of credit	58
$198

Current availability at September 30, 2017	$202
Cash	23
Net Available Liquidity	$225

The Company was in compliance with its debt covenants as of September 30, 2017, and expects to remain in compliance based on management’s estimates of operating and financial results for 2017 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of September 30, 2017, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

As of September 30, 2017, the Company had $58 million in outstanding letters of credit issued under the Revolving Credit Facility, all of which reduced the availability thereunder. As of September 30, 2017, the Company also had $16 million in other uncommitted credit facilities, all of which were outside the U.S. (the “Other Facilities”). As of September 30, 2017, letters of credit and guarantees of a de minimis amount were issued and reduced availability under the Other Facilities. As of September 30, 2017, there were $140 million of borrowings under the Revolving Credit Facility and the Other Facilities.

The Company’s debt maturities as of September 30, 2017 are shown in the following table:

	Debt Maturity Schedule
	Total	2017	2018	2019	2020	2021	Thereafter
Borrowings under the Credit Agreement	$452	$140	$48	$43	$43	$43	$135
Senior secured notes	450	—	—	—	—	—	450
Capital lease obligations	3	1	1	1	—	—	—
Total (a)	$905	$141	$49	$44	$43	$43	$585

(a) Excludes unamortized debt issuance costs of $5 million and $8 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $8 million related to the Company’s Term Loan Facility. These amounts do not represent contractual obligations with a fixed amount or maturity date.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At September 30, 2017, the Company’s variable-interest borrowings were $452 million, or approximately 49.9%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at September 30, 2017 by approximately $17 million.

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

These statements may include, or be preceded or followed by, the words  “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” or variations of such words and similar expressions.  Examples of forward-looking statements include, but are not limited to, statements, beliefs and expectations regarding our business strategies, market potential, future financial performance, dividends, costs to be incurred in connection with the separation, results of pending legal matters, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, expected pension contributions, capital expenditures and funding, our financial covenants, repayments of debt, off-balance sheet arrangements and contractual obligations, our accounting policies, general views about future operating results and other events or developments that we expect or anticipate will occur in the future. These forward-looking statements are subject to a number of important factors, including those factors disclosed in “Item 1A. Risk Factors” in section Part I in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 23, 2017, that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•	the competitive market for our products and industry fragmentation affecting our prices;

•	inability to improve operating efficiency to meet changing market conditions;

•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats;

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;

•	the effects of global market and economic conditions on our customers;

•	the effect of economic weakness and constrained advertising;

•	uncertainty about future economic conditions;

•	increased competition as a result of consolidation among our competitors;

•	our ability to successfully integrate recent and future acquisitions;

•	factors that affect customer demand, including changes in postal rates, postal regulations, delivery systems and service levels, changes in advertising markets and customers’ budgetary constraints;

•	vulnerability to adverse events as a result of becoming a stand-alone company after separation from RRD, including the inability to obtain as favorable of terms from third-party vendors;

•	our ability to access debt and the capital markets due to adverse credit market conditions;

•	the effects of seasonality on our core businesses;

•	the effects of increases in capital expenditures;

•	changes in the availability or costs of key materials (such as paper, ink, energy, and other raw materials) or in prices received for the sale of by-products;

•	performance issues with key suppliers;

•	our ability to maintain our brands and reputation;

•	the retention of existing, and continued attraction of additional customers and key employees, including management;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the effects of operating in international markets, including fluctuations in currency exchange rates;

•	changes in environmental laws and regulations affecting our business;

•	the ability to gain customer acceptance of our new products and technologies;

•	the effect of a material breach of or disruption to the security of any of our or our vendors’ systems;

•	the failure to properly use and protect customer and employee information and data;

•	the effect of increased costs of providing health care and other benefits to our employees;

•	the effect of catastrophic events;

•	lack of market for our common stock;

•	potential tax liability of the separation;

•	lack of history as an operating company and costs and other issues associated with being an independent company;

•	failure to achieve certain intended benefits of the separation;

•	failure of RRD or Donnelley Financial to satisfy their respective obligations under transition services agreements or other agreements entered into in connection with the separation; and

•	increases in requirements to fund or pay withdrawal costs related to the Company’s pension plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I under “Management of Market Risk.” There have been no significant changes to the Company’s market risk since December 31, 2016.  For a discussion of exposure to market risk, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 23, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2017 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

There were no repurchases during the three months ended September 30, 2017.

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

Unregistered Sales of Equity Securities

On July 28, 2017, the Company, Fairrington, Fairrington, LLC, Dispatch Merger Sub 1, Inc., Dispatch Merger Sub 2, Inc. and Victor G. Warren, as Trustee for the Victor G. Warren Revocable Trust Dated July 14, 1993 (the “Victor G. Warren Revocable Trust”), majority stockholder of Fairrington, entered into the Agreement and Plan of Merger (the “Fairrington Merger Agreement”), pursuant to which the Company acquired Fairrington. Under the Fairrington Merger Agreement, the Company issued 964,319 shares of common stock to four individuals and the Victor G. Warren Revocable Trust (the “selling stockholders”), which shares had an aggregate closing date value of $20 million, in partial consideration for the acquisition of Fairrington (which had a total transaction value of $40 million).

The shares were unregistered under the Securities Act of 1933 (“the Securities Act”) upon the initial issuance and sale of the shares to the selling stockholders. The shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act and were endorsed with a customary Securities Act legend. The Company did not receive proceeds, underwriting discounts or commissions in connection with the sale and all of the shares of common stock offered by the selling stockholders will be sold by the selling stockholders for their own accounts. The shares were initially issued as restricted securities but were subsequently registered for resale pursuant to a Registration Statement on Form S-3 (File No. 333-220762), which was declared effective by the Securities and Exchange Commission on October 13, 2017.

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

4.1

Indenture, dated as of September 30, 2016, among LSC Communications, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.2

Registration Rights Agreement, dated as of July 28, 2017, by and among LSC Communications, Inc. Victor G. Warren Revocable Trust Dated July 14, 1993, James Reifenberg, Mark Nickel, Phillip Warren and James M. Slattery (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on October 2, 2017)

10.1

Credit Agreement, dated as of September 30, 2016, among LSC Communications, Inc., the lenders party thereto, Bank Of America, N.A., as Administrative Agent Swing Line Lender and an L/C Issuer, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.2	2016 LSC Communications, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.3	Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2017)*

10.4

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.5

LSC Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.6

Supplemental Executive Retirement Plan-B for Designated Executives effective January 1, 2001 as amended effective December 31, 2004, January 1, 2005 and September 30, 2016 (the “SERP-B”) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.7

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.8

Amendment to Employment Agreement, dated as of October 25, 2017, between LSC Communications, Inc. and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017)*

10.9

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016,  between LSC Communications, Inc., R. R. Donnelley & Sons Company and Andrew B. Coxhead (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.10

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Suzanne S. Bettman (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.11

Amendment to Employment Agreement, dated as of October 25, 2017, between LSC Communications, Inc. and Suzanne S. Bettman (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017)*

10.12

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 30, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Richard T. Lane (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.13

Employment Agreement, dated as of July 26, 2016, between Kent A. Hansen and LSC Communications US, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.14

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.15	Key Employee Severance Plan effective October 25, 2017 (filed herewith)*

10.16	Form of Participation Agreement for the Key Employee Severance Plan (filed herewith)*

10.17

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

10.19	Non-Employee Director Compensation Plan amended as of October 26, 2017 (filed herewith)*

10.20

Form of Director Restricted Stock Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017)*

10.21	Form of Director Restricted Stock Unit Award Agreement (filed herewith)*

10.22

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors as amended to March 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.23

Form of Stock Option Award Agreement (for 2009 to 2012) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.24

Form of Stock Unit Award Agreement (for 2013 and 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.25

Form of Stock Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.26

Form of Stock Unit Award Agreement (for 2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.27

Form of Performance Unit Award Agreement (for 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.28

Form of Performance Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.29

Form of Founder’s Award (Restricted Stock) Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.30

Written Description of 2016 Annual Incentive Plan of the Company with respect to the period from October 1, 2016 to December 31, 2016 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.31

LSC Communications Annual Incentive Plan as amended and restated (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.32

Form of Amendment to Cash Retention Awards (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.33

Form of Performance Restricted Stock Award (for 2017) (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

10.34	Form of Stock Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

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

Date: November 2, 2017