Form 10-K
period 2017-12-31
LSC Communications, Inc.
filed 2018-02-22
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-37729

LSC Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4829580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
191 N. Wacker Drive, Suite 1400, Chicago, IL	60606
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code—(773) 272-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock (Par Value $0.01)	NYSE

___________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☑    No ☐

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

Large accelerated filer	☑	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange—Composite Transactions) on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $714,655,910.

As of February 16, 2018, 34,845,077 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders scheduled to be held on May 17, 2018 are incorporated by reference into Part III of this Form 10-K.

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

On March 28, 2017, RRD completed the sale of approximately 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.  In connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications also sold approximately 0.9 million shares of common stock, receiving proceeds of $18 million, that were used for general corporate purposes.

In connection with the separation, LSC Communications, RRD and Donnelley Financial entered into commercial arrangements, transition services agreements and various other agreements related to the separation that remain in effect.  Final copies of such agreements are filed as exhibits to this annual report on Form 10-K.

Business Overview

The Company serves the needs of publishers, merchandisers, cataloguers and retailers with product and service offerings that include traditional and digital print, e-services, logistics, warehousing, fulfillment and supply chain management services.  The Company utilizes a broad portfolio of technology capabilities coupled with consultative attention to clients' needs to increase speed to market, reduce costs, provide postal savings to customers, and improve efficiencies. The Company prints magazines, catalogs, retail inserts, books, and directories and its office products offerings include filing products, envelopes, note-taking products, binder products, and forms.

Print Business

The product and service offerings in the Print business include:

Magazines, catalogs and retail inserts: We are one of the largest producers of magazines, catalogs and retail inserts in North America. These products are manufactured to customers’ specifications using offset, digital or gravure printing processes in combination with either on-press finishing, saddle-stitch binding or patent binding.

•

Our catalog customers include retailers and other direct-to-buyer sellers who design their own catalogs and use our production capabilities to print and distribute their catalogs to customers through the mail.

•

Our magazine customers are publishers who design their own magazines and use our production capabilities to print and distribute their magazines through the mail directly to their subscribers and through wholesalers to retailers and other “newsstands” for purchase by non-subscribers.

•	Our retail insert customers include retailers who distribute their inserts in newspapers distributed to newspaper subscribers and via in-store distribution.
•	We made a number of acquisitions during 2017 that expanded and enhanced our product and service offerings:

o

Through our acquisition of CREEL Printing (“CREEL”), we expanded our customer base to include financial services firms, direct marketers, consumers and other types of customers who utilize targeted, personalized digital and sheetfed printing.

o	Through our acquisitions of The Clark Group and Fairrington Transportation Corp., F.T.C. Transport, Inc. and F.T.C. Services, Inc. (“Fairrington”), we enhanced our logistics service offering.
o	Our acquisition of Publishers Press enabled us to enhance our printing capabilities, especially in the short-run magazine category.
o

Our acquisition of HudsonYards Studios (“HudsonYards”) allowed us to enhance our digital and print premedia capabilities, by providing high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services to our customers.

In the U.S., we have a network of production facilities enabling the optimal combination of regional and national distribution. Additionally, we have production facilities in Poland and Mexico that efficiently produce goods for international distribution.

Books: We are the largest producer of books in the U.S. Our book customers generally are publishers who seek to print hardcover and softcover books for the education, trade, religious and testing sectors. We believe we are well positioned to meet our book customers’ specific needs, whether they be colors, page counts, trim size, binding styles or quantities. Consumer trade books are typically produced using either offset or digital printing processes, and are bound in a variety of formats. Educational books include softcover and traditional casebound textbooks utilized by primary and secondary school and college students, as well as workbooks, teachers’ editions, and other formats.

Directories: We produce directories that are mainly phone directories that support local and small business advertising. Our customers for directory printing are generally marketing solution providers that publish online as well as printed directories.

Print-related services: In addition to printed products, we provide a number of print-related services. Our supply chain management offering includes procurement, warehousing, distribution, and inventory management for book publishers. We also provide e-book formatting, and distribution services.  Our print management and sourcing offering serves customers looking to outsource non-core functions and add scale to their marketing efforts. Our premedia offering includes high quality color retouching and other premedia services for both print and digitally delivered content to publishers and retailers.  Our mail services offering includes list processing, and mail sortation services that, combined with our production scale, optimize postal costs for magazine and catalog customers. Our primary mail sortation facility is located in Bolingbrook, Illinois. Because of our scale of production, we are frequently able to provide cross-customer sortation that reduces postal costs for our customers compared to what an individual customer could obtain.

Office Products Business

The Office Products business produces a wide range of branded and private label products, primarily within the five categories below, and uses e-commerce distribution for certain sales:

Filing products: Our filing products include a variety of presentation and storage materials for professionals and students. We sell our filing products under the Pendaflex™ and other brands, as well as under private label brands for third parties.

Envelopes: We produce envelopes for businesses within North America. Our key brands used for envelopes are Quality Park™ (since its acquisition in November 2017) and Ampad™, and we also produce private label envelopes for third parties.  We enhanced our filing offering during 2017 by our acquisition of NECI, LLC (“NECI”), a supplier of commodity and specialty filing supplies.

Note-taking products: Our note-taking products include legal pads, journals, index cards, spiral notebooks, composition books and notebook filler paper. We sell our note-taking products under the TOPS™, Ampad, Oxford™, and other brands, as well as under private label brands for third parties.

Binder products: Our binder products include a variety of binders and binder accessories for professionals and students. We sell our binder products under the Cardinal™, Oxford and other brands, as well as under private label brands for third parties.

Forms: We produce business forms, tax forms, message and memo pads, financial forms, and recordkeeping materials for businesses within North America. Our key brand used for forms is Adams™, and we also produce private label forms for third parties.

Segment Descriptions

The Company’s operating and reporting segments are aligned with how the chief operating decision maker of the Company currently manages the business.  The Company’s operating and reportable segments are summarized below:

Print

The Print segment produces magazines, catalogs, retail inserts, books, and directories. The segment also provides supply-chain management and certain other print-related services, including mail-list management and sortation, e-book formatting and distribution.  The segment has operations in the U.S., Europe and Mexico.  The Print segment is divided into the magazines, catalogs and retail inserts, book, Europe and directories reporting units. The Print segment accounted for approximately 86% of the Company’s consolidated net sales in 2017.

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories. The Office Products segment accounted for approximately 14% of the Company’s consolidated net sales in 2017.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and Last-in, First-out (“LIFO”) inventory provisions.  In addition, certain costs and earnings of employee benefit plans, such as pension benefit plan income and share-based compensation expense, are included in Corporate and not allocated to the operating segments. Prior to the separation, many of these costs were based on allocations from RRD, however, the Company has incurred such costs directly after the separation.

Financial and other information related to these segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 17, Segment Information, to the consolidated and combined financial statements.

Business Acquisitions

On November 29, 2017, the Company acquired The Clark Group, (“Clark Group”), a third-party logistics provider of distribution, consolidation, transportation management and international freight forwarding services.  The total purchase price was $25 million in cash.

On November 9, 2017, the Company acquired Quality Park, a producer of envelopes, mailing supplies and assorted packaging items.  The total purchase price was $41 million in cash.

On September 7, 2017, the Company acquired Publishers Press, a printing provider with capabilities such as web-offset printing, prepress and distribution services for magazines and retail brands.  The total purchase price was $70 million in cash.

On August 21, 2017, the Company acquired the assets of NECI, a supplier of commodity and specialty filing supplies.  The total purchase price was $6 million in cash.

On August 17, 2017, the Company acquired CREEL, an offset and digital printing company. The total purchase price was $79 million in cash.

On July 28, 2017, the Company acquired Fairrington, a full-service, printer-independent mailing logistics provider in the United States.  The purchase price was $19 million in cash and approximately 1.0 million shares of LSC Communications common stock, for a total transaction value of $39 million.

On March 1, 2017, the Company acquired HudsonYards, a digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services, for $3 million in cash.

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

For further information on the above acquisitions, refer to Note 3, Business Combinations, to the consolidated and combined financial statements.

Competitive Environment

According to the June 2017 IBIS World industry report “Printing in the U.S.,” estimated total annual printing industry revenue is approximately $77 billion, of which approximately $13 billion relates to our core segments of the print market and an additional approximately $31 billion pertains to related segments of the print market in which we are able to offer certain products. Despite consolidation in recent years, including several acquisitions completed by LSC Communications, the industry remains highly fragmented and LSC Communications is one of the largest players in our segment of the print market. The print and related services industry, in general, continues to have excess capacity and LSC Communications remains diligent in proactively identifying plant consolidation opportunities to keep our capacity in line with demand. Across the Company’s range of Print segment products and services, competition is based primarily on the ability to deliver products for the lowest total cost, a factor driven not only by price, but also by materials and distribution costs. We expect that prices for print products and services will continue to be a focal point for customers in coming years.

Value-added services, such as LSC Communications’ co-mail, logistics and supply chain management offerings, enable customers to lower their total costs. Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, and advances in digital printing, print-on-demand and internet technologies, continue to impact the market for our products and services. The impact of digital technologies has been felt in many print products.  Digital technologies have impacted printed magazines as some advertising spending has moved from print to electronic media.  Catalogs have experienced volume reductions as our customers allocate more of their spending to online resources and also face stiff competition from online retailers resulting in retailer compression.  Educational books within the college market continue to be impacted by electronic substitution and other trends.  The K-12 educational sector continues to be focused on increasing digital distribution but there has been inconsistent adoption across school systems.  E-book substitution has impacted overall consumer print trade book volume, although e-book adoption rates have stabilized and industry-wide print book volume has been growing in recent years.  In addition, retail inserts have experienced volume reductions primarily as a result of store closures and reduced newspaper circulation.  Electronic communication and transaction technology has also continued to drive electronic substitution in directory printing, in part driven by cost pressures at key customers.

The future impact of technology on our business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, we have made targeted acquisitions and investments in our existing business to offer customers innovative services and solutions. Such acquisitions and investments include the acquisitions of Clark Group, Quality Park, Publishers Press, NECI, CREEL, Fairrington, and HudsonYards in 2017, which expanded our logistics, printing, digital, office products, and premedia capabilities, and Continuum in 2016, which expanded our print management capabilities. These and other targeted acquisitions and investments further secure our position as a technology leader in the industry.

Technological advancement and innovation has affected the overall demand for most of the products in our Office Products segment. While these changes continue to impact demand, the overall market for our products remains large and we believe share growth is attainable. We compete against a range of both domestic and international competitors in each of our product categories within the segment. Due to the increasing percentage of private label products in the market, resellers have created a highly competitive environment where purchasing decisions are based largely on price, quality and the supplier’s ability to service the customer. As consumer preferences shift towards private label, resellers have increased the pressure on suppliers to better differentiate their product offering, oftentimes through product exclusivity, product innovation and development of private label products.  We have experienced robust growth within our e-commerce channel, where a significant majority of our sales are branded products.

We have implemented a number of strategic initiatives to reduce our overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities. Future cost reduction initiatives could include the reorganization of operations and the consolidation of facilities. Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial.  We also review our operations and management structure on a regular basis to appropriately balance risks and opportunities to maximize efficiencies and to support our long-term strategic goals.

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

The primary materials used in the Office Products segment are paper, steel and polypropylene substrates. We negotiate with leading paper, plastic and steel suppliers to maximize our purchasing efficiencies.  All of these materials are available from a number of domestic and international suppliers and we are not dependent upon any single supplier for any of these materials. We believe that adequate supply is available for each of these materials for the foreseeable future, although higher paper prices may have an impact on demand for our products.

Except for our long-term supply arrangement regarding ink, we do not consider ourselves to be dependent upon any single vendor as a source of supply for our businesses, and we believe that sufficient alternative sources for the same, similar or alternative products are available.

Changes in the price of raw materials, crude oil and other energy costs impact our ink suppliers and manufacturing costs. Crude oil and energy prices continue to be volatile. Should prices increase, we generally cannot pass on to customers the impact of higher energy prices on our manufacturing costs. We do enter into fixed price contracts for a portion of our natural gas purchases to mitigate the impact of changes in energy prices. We cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated balance sheets, statements of operations and cash flows.

Customers

Our Print segment services retailers, including catalogers and merchandisers, publishers of magazines, books and directories and online retailers. Our customer base includes seven of the top ten catalogers in the United States, seven of the top ten magazine publishers in the United States, and eight of the top ten book publishers based in North America and Europe.  The products that make up our Print segment are distributed through the United States Postal Service (“USPS”) or foreign postal services or to our customers by direct shipment, typically in bulk, to customer facilities and warehouses.

Our Office Products segment primarily services office superstores, office supply wholesalers, independent contract stationers, mass merchandisers and retailers and e-commerce resellers. The products that make up our Office Products segment are distributed to our customers by direct shipment, typically in bulk, to customer facilities and warehouses.

For each of the years ended December 31, 2017, 2016 and 2015, no customer accounted for 10% or more of the Company’s consolidated and combined net sales.

Technology, Research and Development

The Company has a broad portfolio of technology capabilities that are utilized in the delivery of products and services to our customers. We believe that proprietary technology is required where it will provide a competitive advantage or where the desired technology is not readily available in the marketplace, and, as such, our proprietary technology portfolio contains an array of applications and technological capabilities that were developed to perform different functions, including storefront, digital asset management and distribution, manufacturing systems, warehousing, logistics and list management services and data analytics solutions. Our technology strategy is focused on the continued investment in key technologies that support services and solutions that allow for creation, management, production, distribution and analytics of publisher content in multi-channels to maximize their distribution and return for each title.  We are also focusing our technology capabilities on developments that will allow us to pursue strategic relationships and expand service offerings, such as our recent relationship with a leading education, business and consumer publishing company, that has enabled our further expansion into end-to-end supply chain management and development of an end to end platform for book publishers that addresses piracy issues in their supply chain.  This solution, IntercepTag℠, uses digitally printed or labeled secured unique identification codes to provide registration at point of manufacture and enables supply chain participants and consumers to validate the authenticity of textbooks.  To implement our research and development strategy, we expect to primarily invest in the maintenance and enhancement of our technology footprint within our facilities and in development activities that allow us to create new and differentiating technology capabilities.

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

Intellectual Property

We consider patents, trademarks and other proprietary rights to be important to our business. We own over 150 patents worldwide, the majority of which are concentrated in our Office Products segment, with the remainder falling into the following categories:

•	Printing and binding patents: relate to manufacturing processes and systems used in the production of books, magazines and catalogs.

•	Co-mailing patents: relate to combining printed publications in an efficient manner to achieve postal savings.
•	New media patents: relate to methods for creating and formatting digital content for electronic publications.
•	Office products patents: include utility and design patents covering a range of office products such as binders, envelopes, file folders, index tab systems and storage boxes.

We also own approximately 400 trademarks worldwide, the majority of which are concentrated within our Office Products segment. Several of our most significant trademarks include registrations for the Adams, Ampad, Cardinal Brands, Oxford, Pendaflex, Quality Park, and TOPS office products brands. Additionally, we own the rights to a group of trademarks relating to our e-media publishing services, such as Newsstand™, LibreDigital™, LibreMarket™, LibrePublish™, and LibreAccess™.

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

While it is our policy to conduct our global operations in accordance with all applicable laws, regulations and other requirements, from time to time, our properties, products or operations may be affected by environmental issues. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future. However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on our consolidated financial statements.

Employees

As of December 31, 2017, the Company had approximately 24,000 total employees in the global workforce, of which approximately 19,000 employees were in the U.S. and approximately 5,000 were in international locations.  Of the U.S. and international employees, approximately 4.0% and 30.0% were covered by collective bargaining agreements, respectively. We have collective bargaining agreements with unionized employees in Canada, Mexico and Poland. We have not experienced a work stoppage during the past five years. Management believes that we have good relationships with our employees and collective bargaining groups.

Available Information

The Company maintains an Internet website at www.lsccom.com where the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Principles of Corporate Governance of the Company’s Board of Directors, the charters of the Audit, Human Resources and Corporate Responsibility and Governance Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of www.lsccom.com, and will be provided, free of charge, to any stockholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

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

These statements may include, or be preceded or followed by, the words  “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” or variations of such words and similar expressions.  Examples of forward-looking statements include, but are not limited to, statements, beliefs and expectations regarding our business strategies, market potential, future financial performance, dividends, costs to be incurred in connection with the separation, results of pending legal matters, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, expected pension contributions, capital expenditures and funding, our financial covenants, repayments of debt, off-balance sheet arrangements and contractual obligations, our accounting policies, general views about future operating results and other events or developments that we expect or anticipate will occur in the future. These forward-looking statements are subject to a number of important factors, including those factors disclosed in “Item 1A. Risk Factors.”  Other information could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•	the competitive market for our products and industry fragmentation affecting our prices;

•	inability to improve operating efficiency to meet changing market conditions;

•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats;

•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;

•	the effects of global market and economic conditions on our customers;

•	the effect of economic weakness and constrained advertising;

•	uncertainty about future economic conditions;

•	increased competition as a result of consolidation among our competitors;

•	our ability to successfully integrate recent and future acquisitions;

•	factors that affect customer demand, including changes in postal rates, postal regulations, delivery systems and service levels, changes in advertising markets and customers’ budgetary constraints;

•	vulnerability to adverse events as a result of becoming a stand-alone company after separation from RRD, including the inability to obtain as favorable of terms from third-party vendors;

•	our ability to access debt and the capital markets due to adverse credit market conditions;

•	the effects of seasonality on our core businesses;

•	the effects of increases in capital expenditures;

•	changes in the availability or costs of key materials (such as paper, ink, energy, and other raw materials) or in prices received for the sale of by-products;

•	performance issues with key suppliers;

•	our ability to maintain our brands and reputation;

•	the retention of existing, and continued attraction of additional customers and key employees, including management;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the effects of operating in international markets, including fluctuations in currency exchange rates;

•	changes in environmental laws and regulations affecting our business;

•	the ability to gain customer acceptance of our new products and technologies;

•	the effect of a material breach of or disruption to the security of any of our or our vendors’ systems;

•	the failure to properly use and protect customer and employee information and data;

•	the effect of increased costs of providing health care and other benefits to our employees;

•	the effect of catastrophic events;

•	potential tax liability of the separation;

•	the impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”);

•	lack of history as an operating company and costs and other issues associated with being an independent company;

•	failure to achieve certain intended benefits of the separation;

•	failure of RRD or Donnelley Financial to satisfy their respective obligations under agreements entered into in connection with the separation; and

•	increases in requirements to fund or pay withdrawal costs or required contributions related to the Company’s pension plans.

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

ITEM 1A. RISK FACTORS

The Company’s consolidated statements of operations, balance sheets and cash flows can be adversely affected by various risks. These risks include the principal factors listed below and the other matters set forth in this annual report on Form 10-K. You should carefully consider all of these risks.

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

Because the markets in which we compete are highly competitive, we must continue to improve our operating efficiency in order to maintain or improve our profitability. There is no assurance that we will be able to do so in the future. In addition, the need to reduce ongoing operating costs may result in significant up-front costs to reduce workforce, close or consolidate facilities, or upgrade equipment and technology, which could negatively impact the Company’s consolidated statements of operations, balance sheets and cash flows.

The substitution of electronic delivery for printed materials may continue to adversely affect our businesses.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of print materials. Consumers continue to accept electronic substitution in directory printing and are replacing traditional reading of print materials with online, hosted media content or e-reading devices. The extent to which consumers will continue to accept electronic delivery is uncertain and it is difficult to predict future rates of acceptance of these alternatives. Electronic delivery has negatively impacted some of our products, such as directories and books. Digital technologies have also impacted printed magazines, as some advertising spending has started transitioning from print to electronic media. To the extent that consumers and customers continue to accept these alternatives, our consolidated statements of operations, balance sheets and cash flows could be negatively impacted.

Global market and economic conditions, as well as the effects of these conditions on our customers’ businesses, could adversely affect us, as the financial condition of our customers may deteriorate.

Global economic conditions affect our customers’ businesses and the markets they serve. Because a significant part of our business relies on advertising spending, which is driven in part by economic conditions and consumer spending, a prolonged downturn in the global economy and an uncertain economic outlook could further reduce the demand for the printing and related services that we provide. Delays or reductions in customers’ spending would have an adverse effect on demand for our products and services, which could be material, and consequently could negatively impact our results of consolidated statements of operations, balance sheets and cash flows. Economic weakness and constrained advertising spending may result in decreased net sales, operating margin, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. Our exposure to industries experiencing financial difficulties and certain financially troubled customers could negatively impact our consolidated statements of operations, balance sheets and cash flows. Further, a lack of liquidity in the capital markets or a sustained period of unfavorable economic conditions could increase our exposure to credit risks of our customers and result in increases in bad debt write-offs and allowances for doubtful accounts receivable. We may experience operating margin declines, reflecting the effect of items such as competitive price pressures, inventory write-downs, cost increases for wages and materials, and increases in pension plan funding requirements. Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments.

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

Our business is subject to risks associated with seasonality, which could negatively impact our consolidated statements of operations, balance sheets and cash flows.

Our sales and cash flows are affected by seasonality, as print demand is affected by advertising and consumer spending trends. Historically, demand for printing of magazines, catalogs, retail inserts, books and office products is higher in the second half of the year, driven by increased advertising pages within magazines, holiday volume in catalogs and retail inserts, and back-to-school demand in books and office products. These typical seasonal patterns can be impacted by overall trends in the U.S. and world economy. For these reasons, sequential quarterly comparisons are not a good indication of our performance or how we may perform in the future. If we are unable to obtain access to financing sources to fund our working capital needs or if seasonal fluctuations are greater than anticipated, this could negatively impact our consolidated statements of operations, balance sheets and cash flows.

Increases in the prices of paper, ink, energy and other raw materials may adversely impact us.

Purchases of paper, ink, energy and other raw materials represent a large portion of our costs. Increases in the prices of these inputs may increase our costs, and we may not be able to pass these increased costs on to customers through higher prices, or to the extent we pass along such costs by increasing our prices to our customers, it may adversely impact customers’ demand for our printing and related services.

Decreases in the market prices for waste paper or other byproducts may adversely impact us.

Decreases in the prices paid by third parties for waste paper and other print-related byproducts may make it infeasible for us to sell, or adversely impact the amounts we are paid, from sales of such byproducts.

We may be adversely affected by a decline in the availability of raw materials.

We are dependent on the availability of paper, ink and other raw materials to support our operations. Unforeseen developments in these markets could result in a decrease in the supply of paper, ink or other raw materials and could cause us to be unable to meet contractual commitments to our customers or result in a decline in our net sales.

We rely on a key supplier for ink and if such supplier breaches or is unable to perform certain obligations under our arrangement with them, we may be unable to procure comparable supply from another supplier in a timely fashion, or when we are able to procure such supply, such supply may be on worse terms.

A significant portion of our ink comes from a single supplier pursuant to a multi-year supply agreement. The ink industry has faced significant challenges in recent years, as the demand for ink has declined while the costs of raw materials used to manufacture ink have fluctuated. We rely on this ink supplier to meet a significant portion of our ink needs, and have negotiated a contract that provides us with favorable terms and certain contingencies from supply disruption. A disruption in the supply of ink from this supplier, either from natural disaster, financial bankruptcy or other supply interruption, may require us to purchase a significant amount of ink from other suppliers or assume the production ourselves, which in either case, may be on worse terms and slow our production, either of which could have a negative impact on our consolidated statements of operations, balance sheets and cash flows.

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

We currently have a large number of competitors in the markets in which we operate. We believe that selectively pursuing acquisitions is an important strategy for our business. If our competitors are able to successfully combine with one another, and we are not successful with our own efforts to consolidate or adapt effectively to increased competition, the competitive landscape we face could be significantly altered. Such consolidation could create stronger competitors with greater financial resources and broader manufacturing and distribution capabilities than our own, and the resulting increase in competitive pressures could negatively impact our consolidated statements of operations, balance sheets and cash flows.

Our business is dependent upon brand recognition and reputation, and the failure to maintain or enhance our brands or reputation would likely have an adverse effect on our business.

Our brand recognition, particularly in our Office Products segment, and reputation generally are important aspects of our business. Maintaining and further enhancing our brands and reputation will be important to retaining and attracting customers for our products. We also believe that the importance of our brand recognition and reputation for products will continue to increase as competition in the market for our products continues to increase. Our success in this area will be dependent on a wide range of factors, some of which are out of our control, including our ability to retain existing and obtain new customers and strategic partners, the quality and perceived value of our products, actions of our competitors, and positive or negative publicity. Our reputation also depends on the quality of our customer service, and if our customer service declines, our reputation may also decline. Damage to our reputation and loss of brand equity may reduce demand for our products and could negatively impact our consolidated statements of operations, balance sheets and cash flows.

We may be unable to hire and retain talented employees, including management.

Our success depends, in part, on our general ability to attract, develop, motivate and retain skilled employees. The loss of a significant number of our employees or the inability to attract, hire, develop, train and retain skilled personnel could have a serious negative effect on our business. Various locations may encounter competition with other manufacturers for skilled labor. Many of these manufacturers may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices than we offer. In addition, many members of our management have significant industry experience that is valuable to our competitors. Our executive officers have non-solicitation agreements contractually prohibiting them from soliciting our customers and employees for a specified period of time after they leave the Company. If one or more members of our senior management team leave and cannot be replaced with a suitable candidate quickly, we could experience difficulty in managing our business properly, which could negatively impact our consolidated statements of operations, balance sheets and cash flows.

Catastrophic events may damage or destroy our factories, distribution centers or other facilities, which may disrupt our business.

Natural disasters, conflicts, wars, terrorist attacks, fires or other catastrophic events could cause damage or disruption to our factories, distribution centers or other facilities, which may adversely affect our ability to manage logistics, cause delays in the delivery of products and services to our customers, and create inefficiencies in our supply chain. An event of this nature could also prevent us from maintaining ongoing operations and from performing critical business functions. While we maintain backup systems and operate out of multiple facilities to reduce the potentially adverse effect of these types of events, a catastrophic event that results in the destruction of any of our major factories, distribution centers or other facilities could affect our ability to conduct normal business operations, which could negatively impact our consolidated statements of operations, balance sheets and cash flows.

There are risks associated with operations outside the United States.

Net sales from our operations in geographic regions outside the United States accounted for approximately 10% of our consolidated net sales for the year ended December 31, 2017. As a result, we are subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability of those countries in which we operate. Our operations outside of the United States are primarily in Poland and Mexico. Our business in Poland, which primarily serves the European market, has experienced a decline in profitability due to adverse economic conditions in Europe since the global financial crisis, which has affected the demand for print and related services in Europe. Security disruptions within the regions in Mexico in which we operate may interfere with operations, which could negatively impact our supply chain.

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

We provide health care and other benefits to our employees. For many years, costs for health care have increased more rapidly than general inflation in the U.S. economy. If this trend in health care costs continues, our cost to provide such benefits could increase, adversely impacting our profitability. Changes to health care regulations in the U.S. may also increase our cost of providing such benefits. The full effect that a full or partial repeal of the Affordable Care Act or changes to other healthcare laws and regulations would have on our business remains unclear at this time, and could negatively impact our consolidated statements of operations, balance sheets and cash flows.

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

We hold goodwill, other long-lived assets and deferred tax assets on our balance sheet. A decline in expected profitability, particularly if there is a decline in the global economy, could call into question the recoverability of our related goodwill, other long-lived tangible and intangible assets or deferred tax assets and require the write-down or write-off of these assets or, in the case of deferred tax assets, recognition of a valuation allowance through a charge to income. Such an occurrence has had and could continue to have a negative impact on our consolidated statements of operations, balance sheets and cash flows.

Changes in postal rates, regulations and delivery systems may adversely impact demand for our products and services.

Postal costs are a significant component of many of our customer’s cost structure. Postal rate changes and USPS regulations that result in higher overall costs can influence the volume that these clients will be willing to print and ultimately send through the USPS.

Current federal law limits postal rate increases (outside of an "exigent circumstance") to the increase in the Consumer Price Index. This cap works to ensure funding stability and predictability for mailers.  Under this current federal law, the USPS implemented a rate adjustment in early 2018 affecting all market dominant classes (periodicals, standard mail, first class mail, package services and special services), which was based on an average inflation-based rate increase for each class of mail.

Federal law requires the Postal Regulatory Commission ("PRC") to conduct a periodic review of the overall rate-making structure for the USPS. The PRC has issued a proposal to increase inflation-based pricing to include an additional 2% – 5% per year. The proposal is under a comment period that is expected to last until the end of spring. The PRC may move forward with their current proposal or make modifications. Until the PRC's final determination, mailers have an uncertain future relative to budgeting for postal expenses.

The result of such determination may be reduced demand for printed products, co-mail and freight services as our customers may move more aggressively into other delivery methods such as the many digital and mobile options now available to consumers, which may have an adverse effect on our business.

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

Various laws and regulations addressing climate change are being considered at the federal and state levels. Proposals under consideration include limitations on the amount of greenhouse gas that can be emitted.  Such proposals may have a negative impact on our consolidated statements of operations, balance sheets and cash flows if capital spend or increased resources are required for compliance.

The competitiveness, success and growth of our business may depend on our ability to refurbish or replace our infrastructure, which could result in an increase in our capital expenditures and such capital expenditures could be substantial. We may be required to invest more in capital expenditures than we have done historically.

Capital expenditures, such as software upgrades or machinery replacements, may be necessary from time to time to preserve the competitiveness, success and growth of our business. The industry in which we operate is highly competitive and is expected to remain competitive. We may be required to invest amounts in capital expenditures that exceeded our recent spending levels to replace worn out or obsolete machinery or otherwise remain competitive. If cash from operations is insufficient to provide for needed levels of capital expenditures and we are unable to obtain funds for such purposes elsewhere, we may be unable to make necessary upgrades or repairs to our software and facilities. An increase in capital expenditures could affect our ability to compete effectively and could have a negative impact on our consolidated statements of operations, balance sheets and cash flows.

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

We depend on our information technology and data processing systems to operate our business, and a significant malfunction or disruption in the operation of our systems, or a security breach or a data leak that compromises the confidential and sensitive information of ours and of our customers stored in those systems, could disrupt our business, harm our reputation with customers and adversely impact our ability to compete. These systems include systems that we own and operate, as well as those systems of our vendors.

Our systems are integral to the operation of our business, because they allow us to share information that may be confidential in nature to our customers across our offices worldwide, which allows us to increase global reach for our customers, or they allow us to offer products that are dependent upon access to the systems. Such systems are susceptible to malfunctions and interruptions due to equipment damage, power outages and a range of other hardware, software and network problems. Those systems are also susceptible to cybercrime, or threats of intentional disruption, which are increasing in terms of sophistication and frequency. Our systems are also susceptible to breaches due to intentional employee misconduct. For any of these reasons, we may experience systems malfunctions or interruptions or leakage of confidential information. A significant or large-scale malfunction or interruption of any one of our computer or data processing systems, or the leakage of confidential information due to a malfunction or breach of our systems or employee misconduct, could adversely affect our ability to manage and keep our operations running efficiently, and damage our reputation if we are unable to track transactions, deliver products and safeguard our customers’ confidential information. A malfunction that results in a wider or sustained disruption to our business could negatively impact our consolidated statements of operations, balance sheets and cash flows.

In addition, we may from time to time acquire companies or businesses that do not have cybersecurity practices and procedures consistent with ours, and we may need to invest in bringing those businesses onto our existing systems or updating them to comply with ours.  Such systems may be more vulnerable to attack or malfunction than our systems until such time as we are able to integrate the business.

We have incurred substantial indebtedness and the degree to which we are currently leveraged may materially and adversely affect our business and consolidated statements of operations, balance sheets and cash flows.

We have $822 million of indebtedness as of December 31, 2017. Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the separation, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due we may be forced to take disadvantageous actions, including facility closures, staff reductions, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness, and restricting future capital return to stockholders. In addition, our ability to withstand competitive pressures and to react to changes in the print and related services industry could be impaired. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt.

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

The Credit Agreement that governs our Senior Secured Credit Facilities and the indenture that governs the Senior Secured Notes contain a number of significant restrictions and covenants that limit our ability to:

•	incur additional debt;
•	pay dividends, make other distributions or repurchase or redeem our capital stock;
•	prepay, redeem or repurchase certain debt;
•	make loans and investments;
•	sell, transfer or otherwise dispose of assets;
•	incur or permit to exist certain liens;
•	enter into certain types of transactions with affiliates;
•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•	consolidate, merge or sell all or substantially all of our assets.

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

If our debt is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business and consolidated statements of operations, balance sheets and cash flows could be materially and adversely affected. In addition, complying with these covenants may also cause us to take actions that are not favorable to holders of the notes and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions.

Despite our substantial indebtedness, we may be able to incur substantially more debt.

Despite our substantial amount of indebtedness, we may be able to incur substantial additional debt, including secured debt, in the future. Although the indenture governing our Senior Notes and the Credit Agreement governing the Senior Secured Credit Facilities restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2017, we had $272 million available for additional borrowing under our Revolving Facility. The more indebtedness we incur, the further exposed we become to the risks associated with substantial leverage described above.

The ongoing effects of the Tax Act and the refinement of provisional estimates could make our results difficult to predict.

Our effective tax rate may fluctuate in the future as a result of the Tax Act, which was enacted on December 22, 2017. The Tax Act introduces significant changes to U.S. income tax law that will have a meaningful impact on our provision for income taxes. Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in our financial statements for the year ended December 31, 2017. The U.S. Treasury Department, the Internal Revenue Service (“IRS”) and other standard-setting bodies may issue guidance on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the IRS or other standard-setting bodies, we may make adjustments to the provisional amounts that could materially affect our financial position and results of operations as well as our effective tax rate in the period in which the adjustments are made.

Risks Relating to our Recent Separation from RRD

The separation from RRD could result in significant liability to LSC Communications.

The separation from RRD is intended to qualify for tax-free treatment to RRD and its stockholders under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”).  Completion of the spin-off was conditioned upon, among other things, the receipt of a private letter ruling from the IRS regarding certain issues relating to the tax-free treatment of the RRD Transactions. Although the IRS private letter ruling is generally binding on the IRS, the continuing validity of such ruling is subject to the accuracy of factual representations and assumptions made in the ruling. Completion of the spin-off was also conditioned upon RRD’s receipt of a tax opinion from Sullivan & Cromwell LLP regarding certain aspects of the spin-off not covered by the IRS private letter ruling. The opinion was based upon various factual representations and assumptions, as well as certain undertakings made by RRD, LSC Communications and Donnelley Financial. If any of the factual representations or assumptions in the IRS private letter ruling or tax opinion are untrue or incomplete in any material respect, an undertaking is not complied with, or the facts upon which the IRS private letter ruling or tax opinion are based are materially different from the actual facts relating to the RRD transactions, the opinion or IRS private letter ruling may not be valid. Moreover, opinions of a tax advisor are not binding on the IRS. As a result, the conclusions expressed in the opinion of a tax advisor could be successfully challenged by the IRS.

If the separation is determined to be taxable, RRD and its stockholders could incur significant tax liabilities, and under the tax matters agreement and the letter agreement, LSC Communications may be required to indemnify RRD for any liabilities incurred by RRD if the liabilities are caused by any action or inaction undertaken by LSC Communications following the separation.  For additional detail, refer to Tax Disaffiliation Agreement, filed as an exhibit to this annual report on Form 10-K.

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
•

merging with any other corporation (other than in a transaction that does not affect the relative shareholding of our stockholders), selling or otherwise disposing of (other than in the ordinary course of business) our assets, or taking any other action or actions if such merger, sale, other disposition or other action or actions in the aggregate would have the effect that one or more persons acquire (or have the right to acquire), directly or indirectly, as part of a plan or series of related transactions, assets representing one-half or more our asset value;

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

These restrictions may limit our ability during such period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets. For more information, refer to Tax Disaffiliation Agreement, filed as an exhibit to this annual report on Form 10-K.

LSC Communications’ historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.

The historical information about LSC Communications prior to October 1, 2016 included in this annual report on Form 10-K refers to LSC Communications business as operated by and integrated with RRD. LSC Communications’ historical financial information for such periods was derived from the consolidated financial statements and accounting records of RRD. Accordingly, such historical financial information does not necessarily reflect the consolidated statements of operations, balance sheets and cash flows that LSC Communications would have achieved as a separate, publicly traded company during the periods presented or those that LSC  Communications will achieve in the future primarily as a result of the following factors:

•

Prior to the separation, LSC Communications’ business was operated by RRD as part of its broader corporate organization, rather than as an independent company. RRD or one of its affiliates performed various corporate functions for LSC Communications, such as tax, treasury, finance, audit, risk management, legal, information technology, human resources, stockholder relations, compliance, shared services, insurance, employee benefits and compensation. After the separation, RRD has continued to provide some of these functions to LSC Communications, as described in Transition Services Agreement, filed as an exhibit to this annual report on Form 10-K. LSC Communications’ historical financial results reflect allocations of corporate expenses from RRD for such functions. These allocations may not be indicative of the actual expenses LSC Communications would have incurred had it operated as an independent, publicly traded company in the periods presented. LSC Communications has made significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which LSC Communications no longer has access as a result of the separation. These initiatives to develop LSC Communications’ independent ability to operate without access to RRD’s existing operational and administrative infrastructure have been costly and will continue to be costly to implement in the future. LSC Communications may not be able to operate its business efficiently or at comparable costs, and its profitability may decline.

•

Prior to the separation, LSC Communications’ business was integrated with the other businesses of RRD. LSC was able to utilize RRD’s size and purchasing power in procuring various goods and services and shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although LSC Communications has entered into transition agreements with RRD, these arrangements may not fully capture the benefits LSC enjoyed as a result of being integrated with RRD and may result in LSC Communications paying higher charges than in the past for these services. As a separate, independent company, LSC may be unable to obtain goods and services at the prices and terms obtained prior to the separation, which could decrease LSC Communications’ overall profitability. As a separate, independent company, LSC may also not be as successful in negotiating favorable tax treatments and credits with governmental entities. This could have a material adverse effect on LSC Communications’ consolidated statements of operations, balance sheets and cash flows for periods after the separation.

•

Generally, prior to the separation, LSC Communications’ working capital requirements and capital for its general corporate purposes, including acquisitions, R&D and capital expenditures, were satisfied as part of the corporate-wide cash management policies of RRD. As a separate independent company, LSC Communications may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•	The cost of capital for LSC Communications’ business is higher than RRD’s cost of capital prior to the separation.

Other significant changes have occurred and may continue to occur in LSC Communications’ cost structure, management, financing and business operations as a result of operating as a company separate from RRD. For additional information about the past financial performance of LSC Communications’ business and the basis of presentation of the historical consolidated and combined financial statements of LSC Communications’ business, refer to the discussion in Item 7, Item 8 and the notes to consolidated and combined financial statements in Item 8 of this annual report on Form 10-K.

We may be unable to achieve some or all of the benefits that we expect to achieve from the separation.

We believe that our separation from RRD has allowed, and will continue to allow, among other benefits, us to focus on our distinct strategic priorities; afford us direct access to the capital markets and facilitate our ability to capitalize on growth opportunities and effect future acquisitions utilizing our common stock; facilitate incentive compensation arrangements for our employees more directly tied to the performance of our business; and enable us to concentrate our financial resources solely on our own operations. However, we may be unable to achieve some or all of these benefits. For example, in order to prepare ourselves for the separation, we undertook a series of strategic, structural and process realignment and restructuring actions within our operations. These actions may not provide the benefits we currently expect, and could lead to disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our businesses after the separation, weakening of our internal standards, controls or procedures and impairment of our key customer and supplier relationships. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business and consolidated statements of operations, balance sheets and cash flows could be materially and adversely affected.

RRD or Donnelley Financial may not satisfy their respective obligations under the Transition Services Agreements and other agreements that were entered into as part of the separation, or we may not have necessary systems and services in place when the transition services terms expire.

In connection with the separation, we entered into Transition Services Agreements with both RRD and Donnelley Financial. Refer to the exhibits filed to this annual report on Form 10-K related to the agreements with RRD and Donnelley Financial, respectively. These Transition Services Agreements will provide for the performance of services by each company for the benefit of the other for a period of time after the separation. We will rely on RRD and Donnelley Financial to satisfy their respective performance and payment obligations under these Transition Services Agreements. If RRD or Donnelley Financial is unable to satisfy its respective obligations, including indemnification obligations, under these Transition Services Agreements, we could incur operational difficulties. The other agreements relating to the separation provide for indemnification in certain circumstances and commercial agreements establish ongoing commercial arrangements. There can be no guarantee that RRD or Donnelley Financial, as the case may be, will satisfy any obligations owed to us under such agreements, including any indemnification obligations.

Further, if we do not have our own systems and services in place, or if we do not have agreements in place with other providers of these services when the term of a particular transition service terminates, we may not be able to operate our business effectively, which could negatively impact our consolidated statements of operations, balance sheets and cash flows.  We have implemented or are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services RRD and Donnelley Financial have provided. We may not be successful in effectively or efficiently implementing these systems and services or in transitioning data from RRD’s or Donnelley Financial’s systems to our systems, as the case may be, which could disrupt our business and have a negative impact on our consolidated and combined statements of operations, balance sheets and cash flows. These systems and services may also be more expensive or less efficient than the systems and services RRD and Donnelley Financial are providing during the transition period.

RRD has a significant understanding of our business and may be uniquely positioned to compete against us.

Prior to the separation, we operated as part of RRD, and many of its current officers, directors and employees have participated in the development and execution of our corporate strategy and the management of our day-to-day operations. RRD has significant knowledge of our products, operations, strengths, weaknesses and strategies. This knowledge includes the cost of production, average market pricing and margin, compensation of critical employees, key or critical accounts knowledge, intellectual property and proprietary processes. Because of RRD’s competitive insight into our operations, specifically the printing of books, competition from RRD, which could occur in the future, may negatively impact our consolidated statements of operations, balance sheets and cash flows.

Risks Relating to Our Common Stock and the Securities Market

We cannot assure you that we will continue to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

The timing, declaration, amount and payment of any future dividends to LSC Communications stockholders will fall within the discretion of our Board of Directors. Our Board’s decisions regarding the payment of future dividends will depend on many factors, including our financial condition, future prospects, earnings, capital requirements and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. In addition, the terms of the agreements governing our debt or debt that we may incur in the future may continue to limit or prohibit the payment of dividends.  While our Board declared a quarterly cash dividend of $0.26 per common share on January 18, 2018 payable on March 2, 2018, there can be no assurance that we will continue to pay a dividend.

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

Stockholders’ percentage ownership in LSC Communications may be diluted in the future.

Stockholders’ percentage ownership in LSC Communications may be diluted in the future because of equity securities we issue, either as consideration for acquisitions, in connection with capital raises or for equity awards that we expect to grant to our directors, officers and employees. We may issue equity securities as consideration in an acquisition. Further, to the extent that LSC Communications raises additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted, and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Any such transaction will dilute stockholders’ ownership in LSC Communications.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES

The Company’s principal executive office is currently located in leased office space at 191 N. Wacker Drive, Suite 1400, Chicago, IL 60606.  The Company operates or owns the following:

•	114 leased or owned locations in approximately 32 states in the U.S., which encompass approximately 25 million square feet, of which 45 are production facilities.
o	Approximately 8 million square feet of space is leased, comprised of 78 U.S. locations.
o	Approximately 17 million square feet of space is owned in 36 locations in the U.S.
•	19 international locations in four countries which encompass approximately 3 million square feet, of which 9 are manufacturing facilities.
o	Approximately 1 million square feet of space is leased, comprised of 11 international locations.
o	Approximately 2 million square feet of space is owned in 8 international locations.
o	13 of our international locations service our Print segment.
o	In Europe, the Company has a production platform consisting of 3 production facilities in Poland that cost effectively produce products for distribution throughout the continent.
o	In Mexico, the Company has 6 production facilities.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s consolidated statements of operations, balance sheets and cash flows.

For a discussion of certain litigation involving the Company, refer to Note 10, Commitments and Contingencies, to the consolidated and combined financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF LSC COMMUNICATIONS, INC.

Name, Age and
Positions with the Company	Business Experience

Thomas J. Quinlan, III 55, President, Chief Executive Officer and Chairman of the Board of Directors

Served as Chairman of the Board and Chief Executive Officer since October 2016. Prior to this, served as RRD’s President and Chief Executive Officer since April 2007 and from 2004 in various other positions, including Group President, Chief Financial Officer since April 2006 and Executive Vice President, Operations since February 2004.

Suzanne S. Bettman 53, Chief Administrative Officer and General Counsel

Served as Chief Administrative Officer and General Counsel since October 2016. Prior to this, served as RRD’s Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since January 2007 and as its Senior Vice President, General Counsel since March 2004.

Andrew B. Coxhead 49, Chief Financial Officer

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

Kent A. Hansen 46, Chief Accounting Officer and Controller

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

Richard T. Lane 61, Chief Strategy and Supply Chain Officer

Served as Chief Strategy and Supply Chain Officer since October 2016. Prior to this, served as RRD’s Executive Vice President of Global Business Solutions and was responsible for Product and Materials sourcing, Customer Service and Global Print Management Sales and Operations and from 1989 to 1997 and since 2005 in various capacities within RRD in sales, strategy and operations, and from 1997 to 2005, with other companies in strategic sales and operations roles.

PART II

ITEM 5. MARKET FOR LSC COMMUNICATIONS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The principal market for LSC Communications’ common stock is the New York Stock Exchange (NYSE).  LSC Communications began when issued trading on September 21, 2016 and regular way trading under the symbol “LKSD” on October 3, 2016.

Below are the high and low share prices of the Company’s stock and the dividend paid per share during the year ended December 31, 2017 and fourth quarter of 2016.

			Closing Common Stock Prices
	Dividends Paid	Dividends Paid	2017		2016
	2017	2016	High	Low	High	Low
First Quarter	$0.25	$—	$28.94	$20.82	$—	$—
Second Quarter	0.25	—	26.51	20.61	—	—
Third Quarter	0.25	—	21.67	15.31	—	—
Fourth Quarter	0.25	0.25	17.93	13.74	30.51	17.55

Stockholders

As of February 16, 2018, there were 4,762 stockholders of record of the Company’s common stock.

Dividends

The Credit Agreement generally allows annual dividend payments of up to $50 million in aggregate, though additional dividends may be allowed subject to certain conditions.  The timing, declaration, amount and payment of any future dividends to the Company’s stockholders falls within the discretion of the Company’s Board of Directors.  The Company declared and paid quarterly dividends of $0.25 per common share totaling $34 million during the year ended December 31, 2017.  On January 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on March 2, 2018 to stockholders of record on February 15, 2018.  For more information on the Credit Agreement, refer to the Credit Agreement referenced as an exhibit to this annual report on Form 10-K.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	65,529	$17.02	—	$—
November 1, 2017 - November 30, 3017	—	—	—	$—
December 1, 2017 - December 31, 2017	—	—	—	$—
Total	65,529	$17.02	—

(a)	Shares withheld for tax liability upon vesting of equity awards

On February 15, 2018, the Company’s Board of Directors approved an initial share repurchase authorization of up to $20 million of common stock under which the Company may buy back LSC Communications’ shares at its discretion from February 15, 2018 through August 15, 2019. The Company expects to fund the repurchases, if any, from a combination of cash on hand, cash flow and borrowings under its $400 million senior secured revolving credit facility (the “Revolving Credit Facility”).

Equity Compensation Plans

For information regarding equity compensation plans, refer to Item 12 of Part III of this annual report on Form 10-K.

Peer Performance Table

The graph below compares the cumulative total stockholder return on the Company’s common stock from October 3, 2016, when regular way trading in the Company’s common stock commenced on the NYSE, through December 31, 2017, with the comparable cumulative return of the S&P SmallCap 600 index and a selected peer group of companies. The comparison assumes all dividends have been reinvested, and an initial investment of $100 on October 3, 2016. The returns of each company in the peer group have been weighted to reflect their market capitalizations. The Company itself has been excluded, and its contributions to the S&P SmallCap 600 index have been subtracted out.  The peer group was determined by the Company's senior management team as a group of companies within the printing, publishing, and office products industries that most closely align with the Company’s business model.

Indexed Returns
	Base	Quarter Ending
Period
Company / Index	10/3/16	12/31/16	3/31/17	6/30/17	9/30/17	12/31/17
LSC Communications, Inc.	100	105.22	90.02	77.41	60.62	56.58
S&P SmallCap 600 Index	100	111.52	112.71	114.64	121.47	126.28
Peer Group	100	100.87	97.77	96.70	94.48	100.26

Below are the specific companies included in the peer group.

Peer Group
ACCO Brands Corporation	John Wiley & Sons, Inc.
Cenveo, Inc.	The McClatchy Company
Deluxe Corporation	Meredith Corporation
Essendant Inc.	Quad/Graphics, Inc.
Houghton Mifflin Company	R. R. Donnelley & Sons Company
InnerWorkings Inc.	Scholastic Corporation

ITEM 6. SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(in millions except per share data)

	2017	2016	2015	2014	2013
Net sales	$3,603	$3,654	$3,743	$3,853	$3,741
Net (loss) income	(57)	106	74	58	95
Net (loss) earnings per basic share (a)	(1.69)	3.25	2.27	1.79	2.91
Net (loss) earnings per diluted share (a)	(1.69)	3.23	2.27	1.79	2.91
Total assets	2,014	1,952	2,011	1,869	2,035
Long-term debt	699	742	3	—	—
Cash dividends per common share	1.00	0.25	—	—	—

Reflects results of acquired businesses from the relevant acquisition dates. Refer to Note 3, Business Combinations, to the consolidated and combined financial statements for information on acquisitions.

(a) On October 1, 2016, RRD distributed approximately 26.2 million shares of LSC Communications common stock to RRD stockholders.  RRD retained an additional 6.2 million shares that were sold on March 28, 2017. The computation of net earnings per basic and diluted shares for periods prior to the separation was calculated using the 32.4 million shares distributed and retained by RRD on October 1, 2016.  Refer to Note 1, Overview and Basis of Presentation, to the consolidated and combined financial statements for information on the separation.

Includes the following significant items:

•

For 2017: Pre-tax restructuring, impairment and other charges of $129 million ($92 million after-tax); pre-tax charge of $4 million ($3 million after-tax) for separation-related expenses, pre-tax benefit (net) of $1 million ($1 million after-tax benefit (net)) for purchase accounting adjustments, pre-tax charge of $5 million ($3 million after-tax) for acquisition-related expenses; and pre-tax loss of $3 million ($2 million after-tax) related to debt extinguishment; tax expense of $24 million related to U.S. tax reform legislation;

•

For 2016: Pre-tax restructuring, impairment and other charges of $18 million ($12 million after-tax); pre-tax charge of $5 million ($3 million after-tax) for separation-related expenses; and pre-tax charge of $1 million ($0 million after-tax) for lump-sum pension settlement payments;

•

For 2015: Pre-tax restructuring, impairment and other charges of $57 million ($39 million after-tax); pre-tax charges of $14 million for acquisition-related expenses ($13 million after-tax); pre-tax charges of $11 million ($7 million after-tax) for inventory purchase accounting adjustments for Courier; and tax expense of $6 million was recorded due to the receipt of an unfavorable court decision related to payment of prior year taxes in an international jurisdiction;

•

For 2014: Pre-tax restructuring, impairment and other charges of $132 million ($100 million after-tax); pre-tax gain on bargain purchase of $9 million ($9 million after-tax) related to the acquisition of Esselte; pre-tax charges of $2 million ($1 million after-tax) for inventory purchase accounting adjustments for Esselte; and pre-tax charges of $2 million ($1 million after-tax) for acquisition-related expenses; and

•

For 2013: Pre-tax restructuring, impairment and other charges of $79 million ($51 million after-tax); $3 million pre-tax impairment loss ($2 million after-tax) on an equity investment; and pre-tax charges of $1 million ($1 million after-tax) for acquisition-related expenses.

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

OUTLOOK

Vision and Strategy

The Company works with its customers to offer a broad scope of print and print-related capabilities and manage their full range of communication needs. The Company is focused on enhancing its strong customer relationships by expanding to a broader range of offerings. The Company will focus on further expanding its supply chain offerings and driving growth in core and related businesses. The Company will continue to seek opportunities to grow by utilizing core capabilities to expand print and print-related products and services, grow core businesses, strategically increase our geographic coverage, and focus on the expansion of the office products brands. For instance, our end-to-end supply chain services offerings combine print, warehousing, fulfillment and supply chain management into a single workflow designed to increase speed to the market and improve efficiencies across the distribution process.  Ongoing investments via organic growth and strategic acquisition in our digital print technology will be an integral part of supporting growth across the entire Print segment.  Further, other innovative offerings and investments such as co-mailing services and logistics solutions help our catalogers and magazine publisher customers reduce their overall cost of producing and distributing their product as postage expense often accounts for approximately half of these publishers’ costs to produce and deliver a catalog or magazine. We have been developing technologies to help book clients reduce the incidence of book piracy. We have also begun offering end-to-end fulfillment of subscription boxes to address client demand, which we believe will provide additional opportunity for us.

Management believes productivity improvement and cost reduction are critical to the Company’s continued competitiveness, and the flexibility of its platform enhances the value the Company delivers to its customers. Since 2015, our plant rationalization process has resulted in the closure of 7 facilities, which we believe has allowed us to realize meaningful cost savings.  These cost savings primarily arise from facility related costs, such as overhead, employee costs and selling, general and administrative expenses. The Company continues to implement strategic initiatives across all platforms to reduce its overall cost structure, focus on safety initiatives and enhance productivity, including restructuring, consolidation, reorganization and integration of operations and streamlining of administrative and support activities.

The Company seeks to deploy its capital using a balanced and disciplined approach in order to ensure financial flexibility and provide returns to stockholders. Priorities for capital deployment, over time, include principal and interest payments on debt obligations, distributions to stockholders, targeted acquisitions and capital expenditures. The Company believes that a strong financial condition is important to customers focused on establishing or growing long-term relationships. The Company also expects to make targeted acquisitions that extend its capabilities, drive cost savings and reduce future capital spending needs.  We believe these acquisitions may also allow us to achieve synergies.

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

2018 Outlook

In 2018, the Company expects overall net sales to increase as compared to 2017 driven by the strategic acquisitions that occurred in 2017 and our expanded range of print related service offerings, offset by anticipated continuing volume declines and price pressures across both segments.  In the magazines, catalogs and retail inserts reporting unit, the Company expects moderate organic net sales declines driven by the ongoing shift in advertiser spend from print to electronic media and declines in circulation and page counts.  For the book reporting unit, the Company expects net sales to decline slightly driven by ongoing electronic substitution of content in the education sector, offset by expected growth in our digital print and supply chain services offerings.  Office Products net sales are expected to increase in 2018 as compared to 2017 as a result of the acquisition of Quality Park, offset by volume declines driven by the continuing shift in volume from the traditional office products retailers to the online channel, which will likely result in further store consolidations and reductions in retail channel inventories.

Declining price levels along with cost inflation driven by tighter labor market conditions will continue to pressure operating margins during 2018.  In order to partially offset this margin pressure, the Company initiated several restructuring actions in 2017 and 2016 to further reduce the Company’s overall cost structure. These restructuring actions included the closure of four manufacturing facilities during 2017 in the Print segment and the reorganization of certain business units.  These and future cost reduction actions are expected to have a positive impact on operating earnings in 2018 and in future years. In addition, the Company expects to identify other cost reduction opportunities and take further actions in 2018, which may result in significant additional restructuring charges. These restructuring actions will be funded by cash generated from operations and cash on hand or, if necessary, by utilizing the Company’s credit facilities.

Cash flows from operations in 2018 are expected to be relatively consistent with 2017, primarily due to the positive impact of lower federal tax payments due to U.S. tax reform being offset by the impact of significant working capital reductions achieved in 2017.  The Company expects capital expenditures to be in the range of $65 million to $75 million in 2018, consistent with our stated financial policy range for capital expenditures of 1.5% to 2.0% of annual net sales.  Refer to Note 14, Income Taxes, for information on U.S. tax reform.

The Company’s net pension liability was $187 million as of December 31, 2017, as reported on the Company’s consolidated balance sheet and further described in Note 13, Retirement Plans, to the consolidated and combined financial statements. Governmental regulations for measuring pension plan funded status differ from those required under accounting principles generally accepted in the United States of America (“GAAP”) for financial statement preparation.  Based on the plans’ regulatory funded status, there are no required contributions for the Company’s primary Qualified Plan in 2018.  The required contributions in 2018, primarily for the Non-Qualified Plan, are expected to be approximately $6 million.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

Basis of Presentation

The preparation of consolidated and combined financial statements, in conformity with GAAP, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, inventory obsolescence, asset valuations and useful lives, taxes, restructuring and other provisions and contingencies.

The Company’s most critical accounting policies are those that are most important to the portrayal of its financial condition and results of operations, and that require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The Company has identified the following as its most critical accounting policies and judgments. Although management believes that its estimates and assumptions are reasonable, they are based upon information available when they are made, and therefore, actual results may differ from these estimates under different assumptions or conditions.

Prior to the separation, the combined financial statements were prepared on a stand-alone basis and were derived from RRD’s consolidated financial statements and accounting records. They included certain expenses of RRD that were allocated to LSC Communications for certain corporate functions, including healthcare and pension benefits, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight.  These expenses were allocated to the Company on the basis of direct usage, when available, with the remainder allocated on a pro rata basis by revenue, employee headcount, or other measures. After the separation, the Company no longer records allocated amounts from RRD.

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

Refer to Note 20, New Accounting Pronouncements, to the consolidated and combined financial statements for information related to the Company’s upcoming adoption in the first quarter of 2018 of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).”

Goodwill and Other Long-Lived Assets

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Based on its current organization structure, the Company has identified five reporting units for which cash flows are determinable and to which goodwill may be allocated. Goodwill is assigned to a specific reporting unit, depending on the nature of the underlying acquisition.

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

Magazines, Catalogs and Retail Inserts Reporting Unit

Given the historical valuations of the magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the reporting unit due to the acquisitions completed during the quarter ended September 30, 2017, the Company determined it necessary to perform an interim goodwill impairment review on this reporting unit as of September 30, 2017.

For purposes of the goodwill impairment test, goodwill is not tested based upon the individual transactions that gave rise to the goodwill, but rather based upon the reporting unit’s total goodwill and the characteristics of the reporting unit in which the goodwill resides.  Therefore, the level at which goodwill is tested for impairment is different from the level that originally created the goodwill.  In the Company’s case, the test is performed based upon the total carrying value of the magazines, catalogs and retail inserts reporting unit and that reporting unit’s total estimated fair value.  If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.  As a result of the interim goodwill impairment test as of September 30, 2017, and consistent with prior goodwill impairment tests, the magazines, catalogs and retail inserts reporting unit’s fair value continued to be at a value below the carrying value.  This is primarily due to the negative revenue trends experienced in recent years that are only partially offset by the expected benefits of the new acquisitions.  As a result, the Company recorded a charge of $55 million to recognize the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit.

For the quarter ended December 31, 2017, the Company completed an acquisition that became part of the magazines, catalogs and retail inserts reporting unit.  Given the amount by which the carrying amount of the reporting unit exceeded its fair value in the impairment test performed as of September 30, 2017, combined with the fact that management’s assessment of the fair value did not materially change, an additional charge of $18 million was recorded in the period ended December 31, 2017, which represents all of the goodwill arising from The Clark Group acquisition and additional amounts related to acquisitions completed during the quarter ended September 30, 2017.

The total charge to recognize the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit was $73 million for 2017, resulting in zero goodwill associated with the magazines, catalogs and retail inserts reporting unit.  Future acquisitions associated with the magazines, catalogs and retail inserts reporting unit may result in similar impairment.  Refer to Note 8, Restructuring, Impairment and Other Charges, for more information.

Book and Office Products Reporting Units

As of October 31, 2017, only two reporting units had goodwill: book and Office Products.  The goodwill balances as of October 31, 2017 for the book and Office Products reporting units were $51 million and $31 million, respectively.  Management assessed goodwill impairment risk by first performing a qualitative review of entity specific, industry, market and general economic factors for each reporting unit. In cases where the Company is not able to conclude that it is more likely than not that the fair values of our reporting units are greater than their carrying values, a one-step method for determining goodwill impairment is applied.

For the book and Office Products reporting units, the Company compared the estimated fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired.  However, if the carrying amount of a reporting unit exceeds its fair value, the goodwill is considered impaired and a full or partial write-off of goodwill would be required.

As part of its impairment test for these reporting units, the Company engaged a third-party valuation firm to assist in the Company’s determination of the estimated fair values. This determination included estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit.

The determination of fair value and the allocation of that value to individual assets and liabilities requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures.

As a result of the 2017 annual goodwill impairment test for book and Office Products, the Company did not recognize any goodwill impairment charges as the estimated fair values of the reporting units exceeded their respective carrying values.

Goodwill Impairment Assumptions

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company’s equity and debt securities may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) or “failed” (the carrying value exceeds fair value) the goodwill impairment test.  Book and Office Products passed with fair values that exceeded their carrying values by 43% and 17%, respectively.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit.  The estimated discount rate for both the book and Office Products reporting units was 10% as of October 31, 2017.  A 1.0% increase in estimated discount rates would not have resulted in book or Office Products failing the goodwill impairment test.  The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, further price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

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

The Company recognized impairment charges of $7 million during the year ended December 31, 2017 related to machinery and equipment.  Additionally, the Company recorded charges of $8 million for the impairment of certain acquired indefinite-lived tradename intangible assets, including $5 million in book and $3 million in Office Products.

Pension

The Company is the sole sponsor of certain defined benefit plans, which have been reflected in the consolidated balance sheets at December 31, 2017 and 2016.   The Company records annual income and expense amounts relating to its pension plans based on calculations that include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effects of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

Prior to the separation, certain employees of the Company participated in certain pension and postretirement health care plans sponsored by RRD. In the company’s combined financial statements, these plans were accounted for as multiemployer benefit plans and no net liabilities were reflected in the Company’s combined balance sheets as there were no unfunded contributions due at the end of any reporting period. The Company’s combined statements of operations included expense allocations for these benefits. These expenses were funded through intercompany transactions with RRD and were reflected within net parent company investment in LSC Communications.  At the separation date, the Company assumed and recorded certain pension obligations and plan assets in single employer plans for the Company’s employees and certain former employees and retirees of RRD. Additionally, the U.K. pension plan was transferred from the Company to RRD.

The weighted-average discount rates used to calculate all pension benefits were 3.7% and 4.3% at December 31, 2017 and 2016, respectively.

A one-percentage point change in the discount rates at December 31, 2017 would have the following effects on the accumulated benefit obligation and projected benefit obligation:

	1% Increase		1% Decrease
	(in millions)
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Accumulated benefit obligation	$(290)	$(9)	$356	$11
Projected benefit obligation	(290)	(10)	356	11

The Company’s U.S. pension plans are frozen and the Company has previously transitioned to a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation.  Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time. The impact of a change in discount rates on the accumulated benefit obligation and projected benefit obligation would be partially offset by the corresponding impact on the fair value of pension assets of hedging investments.  The impact of a change in discount rates would increase or decrease the fair value of pension assets of return-seeking investments.

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the primary U.S. Qualified Plan was approximately 55.0% for return seeking investments and approximately 45.0% for hedging investments. The expected long-term rate of return on plan assets assumption used to calculate net pension plan expense in 2017 was 7.0% for the Company’s primary U.S. Qualified pension plan. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension plan expense in 2018 is 6.75% for the Company’s primary U.S. Qualified pension plan.

A 0.25% change in the expected long-term rate of return on plan assets at December 31, 2017 would have the following effects on 2017 and 2018 pension plan (income)/expense in the Company’s primary U.S. pension plan:

	0.25% Increase	0.25% Decrease
	(in millions)
2017	$(5)	$5
2018	$(6)	$6

Accounting for Income Taxes

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2017 and 2016, valuation allowances of $115 million and $87 million, respectively, were recorded in the Company’s consolidated balance sheets.

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

Prior to the separation in the Company’s combined financial statements, income tax expense and deferred tax balances were calculated on a separate return basis, although with respect to certain entities, the Company’s operations have historically been included in the tax returns filed by the respective RRD entities of which the Company’s business was previously a part. For periods after the separation, the Company has and will continue to file tax returns on its own behalf. The provision for income tax and income tax balances after the separation represent the Company's tax liabilities as an independent company.

Refer to Note 14, Income Taxes, for information on the enactment of the U.S. Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017.

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

Restructuring

The Company records restructuring charges when liabilities are incurred as part of a plan approved by management with the appropriate level of authority for the elimination of duplicative functions, the closure of facilities, or the exit of a line of business, generally in order to reduce the Company’s overall cost structure. Total restructuring charges were $37 and $15 million for the years ended December 31, 2017 and 2016, respectively.

The restructuring liabilities may change in future periods based on several factors that could differ from original estimates and assumptions. These include, but are not limited to: contract settlements on terms different than originally expected; ability to sublease properties based on market conditions at rates or on timelines different than originally estimated; or changes to original plans as a result of acquisitions or other factors. Such changes may result in reversals of or additions to restructuring charges that could affect amounts reported in the consolidated statements of operations of future periods.

Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable, which is reviewed for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s past collection experience. The allowance for doubtful accounts receivable was $11 million and $10 million at December 31, 2017 and 2016, respectively. The Company’s estimates of the recoverability of accounts receivable could change, and additional changes to the allowance could be necessary in the future if any major customer’s creditworthiness deteriorates or actual defaults are higher than the Company’s historical experience.

Off-Balance Sheet Arrangements

Other than non-cancelable operating lease commitments, the Company does not have off-balance sheet arrangements, financings or special purpose entities.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its consolidated and combined statements of operations, balance sheets, cash flows and certain other information. This discussion should be read in conjunction with the Company’s consolidated and combined financial statements and the related notes that begin on page F-1.

Results of Operations for the Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

The following table shows the results of operations for the year ended December 31, 2017 and 2016, which reflects the results of acquired businesses from the relevant acquisition dates:

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Net sales	$3,603	$3,654	$(51)	(1.4%)
Cost of sales	3,026	3,031	(5)	(0.2%)
Cost of sales as a % of net sales	84.0%	83.0%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	261	259	2	0.8%
Selling, general and administrative expenses as a % of net sales	7.2%	7.1%
Restructuring, impairment and other charges-net	129	18	111	616.7%
Depreciation and amortization	160	171	(11)	(6.4%)
Income from operations	$27	$175	$(148)	(84.6%)

Consolidated and Combined Results

Net sales for the year ended December 31, 2017 were $3,603 million, a decrease of $51 million or 1.4% compared to the year ended December 31, 2016.  Net sales were impacted by:

•	Decreases resulting from lower volume in the Office Products and Print segments, pricing pressures and a $28 million decrease in pass-through paper sales;
•

Increases due to the acquisitions of Clark Group, CREEL, Publishers Press, Fairrington, and HudsonYards in 2017 and Continuum in 2016 (the “MCR acquisitions”), and the acquisitions of Quality Park and NECI in 2017 (together with the MCR acquisitions, the “acquired companies”); and

•	A $10 million, or 0.3%, increase due to changes in foreign exchange rates, primarily in Polish zloty.

On a pro forma basis, the Company’s net sales for the year ended December 31, 2017 decreased by approximately $294 million or 6.9% compared to the year ended December 31, 2016 (refer to Note 3, Business Combinations, to the consolidated and combined financial statements).

Total cost of sales decreased $5 million, or 0.2%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, including a $10 million, or 0.3%, increase due to changes in foreign exchange rates.  Cost of sales also decreased due to lower volume in the Print and Office Products segments, a decline in paper pass-through sales and gains from the sales of assets.  This was partially offset by cost of sales incurred by the acquired companies and higher purchase accounting inventory adjustments.

Selling, general and administrative expenses increased $2 million, or 0.8%, to $261 million for the year ended December 31, 2017, primarily driven by increases in costs to operate as an independent public company due to the separation, expenses incurred by the acquired companies and higher acquisition-related expenses of $5 million.  The increase in selling, general and administrative expenses was partially offset by lower selling expense.

As a percentage of net sales, selling, general and administrative expenses increased from 7.1% for the year ended December 31, 2016 to 7.2% for the year ended December 31, 2017 primarily due to lower sales and increases in costs to operate as an independent public company due to the separation.

For the year ended December 31, 2017, the Company recorded restructuring, impairment and other charges of $129 million.  The charges included:

•

$73 million to recognize the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit included in the Print segment.  Given the historical valuations of the magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the reporting unit due to the recent acquisitions, the Company determined it necessary to perform interim goodwill impairment reviews on this reporting unit during the year ended December 31, 2017.  Refer to Note 8, Restructuring, Impairment and Other Charges, for more information;

•	$8 million to recognize the impairment of intangibles in the book reporting unit, which is included in the Print segment, and Office Products segment;
•

$7 million to recognize the impairment of machinery and equipment.  The impairment was primarily recorded in the magazines, catalogs and retail inserts reporting unit, which is included in the Print segment;

•	Other restructuring charges of $24 million, primarily related to the exit from certain operations and facilities, as well as charges incurred as a result of a terminated supplier contract;
•

$13 million for employee termination costs for an aggregate of 776 employees, of whom 459 were terminated as of or prior to December 31, 2017, primarily related to four facility closures in the Print segment and the reorganization of certain business units; and

•	Other charges of $4 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

For the year ended December 31, 2016, the Company recorded restructuring, impairment and other charges of $18 million.  The charges included:

•

Net restructuring charges of $8 million for employee termination costs for an aggregate of 222 employees, substantially all of whom were terminated as of or prior to December 31, 2017, primarily related to one facility closure in the Print segment, the expected closure of another facility in the first quarter of 2017 in the Print segment and the reorganization of certain operations;

•	Lease termination and other restructuring charges of $7 million; and
•	Other charges of $3 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

Depreciation and amortization decreased $11 million to $160 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 due to decreased capital spending in recent years compared to historical levels, partially offset by acquisitions.

Income from operations for the year ended December 31, 2017 decreased by $148 million, or 84.6%, to $27 million as compared to the year ended December 31, 2016.  The decrease was due to lower volume in the Office Products and Print segments, higher restructuring, impairment and other charges, price pressures, and higher acquisition expenses, partially offset by gains from the sales of assets.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$72	$18	$54	300.0%
Investment and other (income)/expense-net	(1)	—	(1)	—

The Company recorded net interest expense of $72 million and $18 million for the years ended December 31, 2017 and 2016, respectively.  The increase was primarily due to debt incurred in relation to the separation.  Refer to Note 11, Debt, to the consolidated and combined financial statements.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
(Loss) income before income taxes	$(44)	$157	$(201)	(128.0%)
Income tax expense	13	51	(38)	(74.5%)
Effective income tax rate	(30.5%)	32.5%

The effective income tax rate for the year ended December 31, 2017 was (30.5%) compared to 32.5% for the year ended December 31, 2016.  In connection with our initial analysis of the impact of the Tax Act, the Company recorded a provisional net tax expense of $24 million in the year ended December 31, 2017.  This amount consists of a provisional expense of $16 million for the one-time transition tax, as a result of deemed repatriation of the Company’s foreign earnings, and a net provisional expense of $8 million for the remeasurement of deferred taxes associated with the reduced U.S. federal corporate tax rate from 35.0% to 21.0%.  The 2017 effective income tax rate was also impacted by the non-deductible goodwill impairment charges.  Refer to Note 14, Income Taxes, for information regarding the Tax Act.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.

Print

	Year Ended December 31,
	2017	2016
	(in millions, except percentages)
Net sales	$3,108	$3,127
Income from operations	17	141
Operating margin	0.5%	4.5%
Restructuring, impairment and other charges-net	108	15
Purchase accounting inventory adjustments	1	—

	Net Sales for the Year
	Ended December 31,
Reporting unit	2017	2016	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$1,730	$1,632	$98	6.0%
Book	1,022	1,097	(75)	(6.8%)
Europe	247	272	(25)	(9.2%)
Directories	109	126	(17)	(13.5%)
Total Print	$3,108	$3,127	$(19)	(0.6%)

Net sales for the Print segment for the year ended December 31, 2017 were $3,108 million, a decrease of $19 million or 0.6%, compared to 2016.  Print segment net sales were impacted as follows by changes in the net sales of its reporting units:

•

Magazines, catalogs and retail inserts: Sales increased as a result of higher volume due to acquisitions and a $2 million increase in pass-through paper sales, partially offset by price pressures and a $1 million decrease due to changes in foreign exchange rates.

•

Book: Sales decreased due to lower volume within the educational and religious markets and coloring products, a $21 million decrease in pass-through paper sales, and price pressures, partially offset by higher revenues from digital and supply chain management and fulfillment services.

•

Europe: Sales decreased primarily due to lower volume, including the impact of certain customer contracts previously managed by European operations that were assigned to RRD entities as of the separation, and price pressures, partially offset by an $11 million increase due to changes in foreign exchange rates, primarily in Polish zloty.

•	Directories: Sales decreased due to lower volume and a $9 million decrease in pass-through paper sales.

Print segment income from operations decreased by $124 million for the year ended December 31, 2017 due to higher restructuring, impairment and other charges primarily as a result of charges of $73 million for goodwill impairment recorded in the magazines, catalogs and retail inserts reporting unit.  Refer to Note 8, Restructuring, Impairment and Other Charges, for more information.  Income from operations also decreased due to lower volumes and price declines.  Operating margins decreased from 4.5% for the year ended December 31, 2016 to 0.5% for the year ended December 31, 2017 primarily due to higher restructuring, impairment and other charges, lower volume and price declines.

Office Products

	Year Ended December 31,
	2017	2016
	(in millions, except percentages)
Net sales	$495	$527
Income from operations	42	54
Operating margin	8.5%	10.2%
Restructuring, impairment and other charges-net	4	—
Purchase accounting inventory adjustments	1	—

Net sales for the Office Products segment for the year ended December 31, 2017 were $495 million, a decrease of $32 million, or 6.1% compared to 2016, due to lower volume, primarily in note-taking products, filing products and binder products, and price pressures.  The decreases were partially offset by the acquisitions of Quality Park and NECI in the fourth and third quarters of 2017, respectively.

Office Products segment income from operations decreased $12 million for the year ended December 31, 2017, mainly due to lower volume and higher restructuring, impairment and other charges, partially offset by cost control initiatives.  Operating margins decreased from 10.2% for the year ended December 31, 2016 to 8.5% for the year ended December 31, 2017 due to price pressures and higher restructuring, impairment and other charges, partially offset by cost control initiatives.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended December 31,
	2017	2016
	(in millions)
Operating expense	$32	$20
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	17	3
Pension income	(46)	(45)
Separation-related expenses	4	5
Share-based compensation expenses	13	8
Acquisition-related expenses	5	—

Corporate operating expense for the year ended December 31, 2017 was $32 million, compared to $20 million during the year ended December 31, 2016.  The most significant charges are shown above and were partially offset by reductions in other corporate expenses.  Additionally, the change was also driven by higher costs incurred during the year ended December 31, 2017 as a result of costs to operate as an independent public company.

Results of Operations for the Year Ended December 31, 2016 as Compared to the Year Ended December 31, 2015

The following table shows the results of operations for the year ended December 31, 2016 and 2015, which reflects the results of acquired businesses from the relevant acquisition dates:

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Net sales	$3,654	$3,743	$(89)	(2.4%)
Cost of sales	3,031	3,090	(59)	(1.9%)
Cost of sales as a % of net sales	83.0%	82.6%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	259	280	(21)	(7.5%)
Selling, general and administrative expenses as a % of net sales	7.1%	7.5%
Restructuring, impairment and other charges-net	18	57	(39)	(68.4%)
Depreciation and amortization	171	181	(10)	(5.5%)
Income from operations	$175	$135	$40	29.6%

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

•	Increases due to the acquisition of Courier in June 2015 and higher supply chain management and fulfillment volume in the Print segment.

Total cost of sales decreased $59 million, or 1.9%, for the year ended December 31, 2016 compared to the year ended December 31, 2015, including a $28 million, or 0.9%, decrease due to changes in foreign exchange rates.  Additionally, cost of sales decreased due to a decline in paper pass-through sales, lower volume in the Print and Office Products segments, lower purchase accounting inventory adjustments and synergies from the integration of Courier.  This was partially offset by increases from the acquisition of Courier and higher supply chain management and fulfillment volume in the book reporting unit.

Selling, general and administrative expenses decreased $21 million, or 7.5%, to $259 million for the year ended December 31, 2016, primarily driven by lower selling expense, higher pension income, a decrease in acquisition-related expenses of $14 million, and a $3 million, or 1.1%, decrease due to changes in foreign exchange rates.  The results from the favorable expense drivers were partially offset by increases in costs to operate as an independent public company due to the separation and higher expenses as a result of the acquisition of Courier.

For the year ended December 31, 2016, the Company recorded restructuring, impairment and other charges of $18 million compared to $57 million for the same period in 2015. The charges included:

•

Net restructuring charges of $8 million for employee termination costs for an aggregate of 222 employees, substantially all of whom were terminated as of or prior to December 31, 2017, primarily related to one facility closure in the Print segment, the expected closure of another facility in the first quarter of 2017 in the Print segment and the reorganization of certain operations;

•	Lease termination and other restructuring charges of $7 million; and
•	Other charges of $3 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

For the year ended December 31, 2015, the Company recorded restructuring, impairment and other charges of $57 million. The charges included:

•

Net restructuring charges of $20 million of employee termination costs for 766 employees, substantially all of whom were terminated as of or prior to December 31, 2017, primarily related to two facility closures in the Print segment, the integration of Courier and the reorganization of certain operations;

•	Other charges of $19 million for payments to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to acquisition;
•	$8 million of impairment charges primarily related to building, machinery and equipment associated with facility closings;
•	Lease termination and other restructuring charges of $7 million including charges related to multi-employer pension plan withdrawal obligations as a result of facility closures; and
•	Other charges of $3 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

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

	2016	2015	$ Change	% Change
	(in millions, except percentages)
Interest expense (income)-net	$18	$(3)	21	700.0%

The Company recorded net interest expense of $18 million and net interest income of $3 million for the years ended December 31, 2016 and 2015, respectively. The change was primarily due to debt incurred in relation to the separation. Refer to Note 11, Debt, to the consolidated and combined financial statements.

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

Net sales for the Print segment for the year ended December 31, 2016 were $3,127 million, a decrease of $54 million or 1.7%, compared to 2015.  Print segment net sales were impacted as follows by changes in the net sales of its reporting units:

•

Magazines, catalogs and retail inserts: Sales declined due to a $67 million decrease in pass-through paper sales, price declines, lower volume, and an $18 million decrease due to changes in foreign exchange rates.

•

Book: Sales increased as a result of the acquisition of Courier, increased volume in supply chain management and fulfillment, and a $35 million increase in pass-through paper sales, partially offset by lower volume in educational books and price declines.

•	Europe: Sales decreased primarily due to lower volume, a $13 million decrease due to changes in foreign exchange rates and price pressures.
•	Directories: Sales decreased primarily as a result of a $9 million decline in pass-through paper sales, price pressures and lower volume.

Print segment income from operations increased by $45 million for the year ended December 31, 2016 due to higher volume as a result of the acquisition of Courier, lower restructuring, impairment and other charges, the impact of an $11 million purchase accounting inventory adjustment in 2015, and synergies from the integration of Courier, partially offset by price pressures, primarily in the magazines, catalogs and retail inserts reporting unit.  Operating margins increased from 3.0% for the year ended December 31, 2015 to 4.5% for the year ended December 31, 2016 due to lower restructuring, impairment and other charges and the impact of the prior year purchase accounting inventory adjustment.

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

Office Products segment income from operations increased $7 million for the year ended December 31, 2016, mainly due to cost control initiatives and lower restructuring, impairment and other charges, partially offset by lower volume.  Operating margins increased from 8.4% for the year ended December 31, 2015 to 10.2% for the year ended December 31, 2016 due to cost control initiatives and lower restructuring, impairment and other charges.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Year Ended December 31,
	2016	2015
	(in millions)
Operating expenses	$20	$8
Significant components of total operating expenses:
Separation-related expenses	5	—
Pension settlement charge	1	—
Acquisition-related expenses	—	14
Restructuring, impairment and other charges-net	3	—

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, separation-related expenses, purchase accounting adjustments, acquisition-related expenses, loss on debt extinguishment, and a pension settlement charge.  A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 is presented in the following table:

	For the Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(57)	$106	$74
Restructuring, impairment and other charges – net	129	18	57
Separation-related expenses	4	5	—
Purchase accounting adjustments	(1)	—	11
Acquisition-related expenses	5	—	14
Loss on debt extinguishment	3	—	—
Pension settlement charge	—	1	—
Depreciation and amortization	160	171	181
Interest expense (income) – net	72	18	(3)
Income tax expense	13	51	64
Non-GAAP adjusted EBITDA	$328	$370	$398

Years Ended December 31, 2017, 2016 and 2015

Refer to Results of Operations for information on restructuring, impairment and other charges for the years ended December 31, 2017, 2016 and 2015.

Separation-related expenses: The years ended December 31, 2017 and 2016 included charges of $4 million and $5 million, respectively, for one-time transaction costs associated with becoming a standalone company.

Purchase accounting adjustments: The years ended December 31, 2017 and December 31, 2015 included net (benefit) charges of $(1) million and $11 million, respectively, as a result of purchase accounting inventory adjustments and a gain on acquisition.

Acquisition-related expenses: The years ended December 31, 2017 and 2015 included charges of $5 million and $14 million, respectively, related to legal, accounting and other expenses associated with the completed and contemplated acquisitions.

Loss on debt extinguishment: The year ended December 31, 2017 included a loss of $3 million related to debt extinguishment.  Refer to Note 11, Debt, for more information.

Pension settlement charge: The year ended December 31, 2016 included a pension settlement charge of $1 million related to lump-sum pension settlement payments for a pension plan from a company acquired in 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its stockholders. Operating cash flows and the Company’s Revolving Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payments of interest and principal on the Company’s debt obligations, distributions to stockholders that may be approved by the Board of Directors, acquisitions, capital expenditures necessary to support productivity improvement, and growth and completion of restructuring programs.

The following sections describe the Company’s cash flows for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$205	$231	$275
Net cash used in investing activities	(277)	(41)	(121)
Net cash provided by (used in) financing activities	6	(187)	(172)

Cash flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

2017 compared to 2016

Net cash provided by operating activities was $205 million for the year ended December 31, 2017 compared to $231 million for the same period in 2016.  The decrease in net cash provided by operating activities was driven by an increase in interest payments, reflecting a full year on interest payments primarily related to the issuance of long-term debt as of September 30, 2016, partially offset by the timing of customer and supplier payments.

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

Cash flows from Investing Activities

2017 compared to 2016

Net cash used in investing activities for the year ended December 31, 2017 was $277 million compared to $41 million for the same period in 2016.  Significant changes are as follows:

•

Cash paid for acquisitions of businesses, net of cash acquired, was $236 million during the year ended December 31, 2017, of which $234 million was for the 2017 acquisitions and $2 million was paid as part of a final working capital adjustment for the 2016 acquisition of Continuum. Cash paid for acquisition of business, net of cash acquired, was $8 million during the year ended December 31, 2016 for the acquisition of Continuum;

•

Capital expenditures were $60 million during the year ended December 31, 2017, an increase of $12 million compared to the same period in 2016, primarily due to increased spend on machinery and equipment in the Print segment and software expenditures in the Corporate segment;

•	Net proceeds from the sales and purchase of investments and other assets were $18 million during the year ended December 31, 2017, compared to $6 million during the year ended December 31, 2016; and
•	There were transfers from restricted cash of $1 million and $9 million for the years ended December 31, 2017 and 2016, respectively.

2016 compared to 2015

Net cash used in investing activities for the year ended December 31, 2016 was $41 million compared to $121 million for the same period in 2015. Significant changes are as follows:

•

Capital expenditures were $48 million during the year ended December 31, 2016, an increase of $6 million as compared to the same period in 2015 primarily due to an increase in software capital expenditures related to, and in anticipation of the separation;

•	During the year ended December 31, 2015, net cash used for the acquisition of Courier was $111 million, compared to $8 million during the year ended December 31, 2016 for the acquisition of Continuum;
•	During the year ended December 31, 2016, proceeds from the sale of other assets were $6 million compared to $8 million for the same period in 2015;

•	During the year ended December 31, 2016, transfers from restricted cash were $9 million. There were no transfers from restricted cash in 2015; and
•	There was also $24 million of cash provided from other investing activities during the year ended December 31, 2015 related to a notes receivable repayment from RRD and its affiliates.

Cash flows from Financing Activities

2017 compared to 2016

Net cash provided by financing activities for the year ended December 31, 2017 was $6 million compared to $187 million used in financing activities for the same period in 2016.  Significant changes are as follows:

•

There were $65 million of proceeds and $1 million debt issuance costs during the year ended December 31, 2017, compared to $816 million and $20 million of proceeds and debt issuance costs, respectively, during the year ended December 31, 2016 as a result of issuance of long-term debt as of September 30, 2016;

•	The Company paid $118 million of long-term debt and current maturities during the year ended December 31, 2017, compared to $17 million during the year ended December 31, 2016;
•	There were $75 million of net proceeds under the Revolving Credit Facility during the year ended December 31, 2017;
•	The Company received proceeds of $18 million for the issuance of common stock on March 28, 2017 in connection with the secondary offering of shares retained by RRD at the separation;
•	The Company paid $34 million in dividends to stockholders during the year ended December 31, 2017, compared to $8 million during the year ended December 31, 2016;
•

The Company received $3 million in net cash proceeds from RRD during the year ended December 31, 2017, compared to net cash payments of $13 million made to RRD during the year ended December 31, 2016.  The proceeds and payments were primarily pursuant to the terms of the separation agreement with RRD;

•	There were other financing activities of $2 million during the year ended December 31, 2017; and
•	There were $945 million of net transfers to parent and affiliates during the year ended December 31, 2016.

2016 compared to 2015

Net cash used in financing activities for the year ended December 31, 2016 was $187 million compared to $172 million for the same period in 2015.  Significant changes are as follows:

•	On September 30, 2016, the Company issued new debt presented as proceeds from the issuance of long-term debt of $816 million and debt issuance costs of $20 million;
•

Net transfers to parent and affiliates were $945 million and $100 million for the year ended December 31, 2016 and 2015, respectively.  The increase is primarily due to a cash dividend paid to RRD from the proceeds of the Company’s debt issuance;

•	During the year ended December 31, 2016, the Company made $13 million in net cash payments to RRD related to the separation from RRD on October 1, 2016;
•	During the year ended December 31, 2015, the Company repaid $72 million of debt assumed in the acquisition of Courier; and
•	The Company paid an $8 million dividend to stockholders on December 1, 2016.

Dividends

Cash dividends declared and paid to stockholders during the year ended December 31, 2017 totaled $34 million. On January 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on March 2, 2018 to stockholders of record on February 15, 2018.

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

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2017:

	Payments Due In
	Total	2018	2019	2020	2021	2022	Thereafter
	(in millions)
Debt (a)	$840	$124	$43	$43	$43	$137	$450
Interest due on debt (b)	309	61	58	54	51	46	39
Multi-employer pension withdrawals obligations	118	9	8	8	8	8	77
Operating leases (c)	213	53	48	36	30	22	24
Deferred compensation	8	1	—	—	—	1	6
Pension plan contributions (d)	12	6	6	—	—	—	—
Incentive compensation	5	5	—	—	—	—	—
Outsourced services	42	35	3	2	2	—	—
Other (e)	20	19	1	—	—	—	—
Total as of December 31, 2017	$1,567	$313	$167	$143	$134	$214	$596

(a)

Excludes unamortized debt issuance costs of $4 million and $8 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $6 million related to the Company’s Term Loan Facility. These amounts do not represent contractual obligations with a fixed amount or maturity date.

(b)	Includes scheduled interest payments for the 8.75% Senior Notes and estimates for the Term Loan Facility.
(c)	Includes obligations to landlords.
(d)	Includes the estimated pension plan contributions for 2018 and 2019 and does not include the obligations for subsequent periods as the Company is unable to reasonably estimate the ultimate amounts.
(e)	Other primarily includes employee restructuring-related severance payments ($8 million) and purchases of property, plant and equipment ($10 million).

As a result of the Tax Act, the Company recorded a one-time transition tax expense of $16 million during the fourth quarter of 2017.  The Company will make an election to pay the transition tax liability in installments over eight years and, therefore, $15 million of the resulting income taxes liability was recorded as noncurrent income taxes payable in the consolidated balance sheet as of December 31, 2017.

Liquidity

Cash and cash equivalents were $34 million and $95 million as of December 31, 2017 and December 31, 2016, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of December 31, 2017 included $15 million in the U.S. and $19 million at international locations.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs. Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.  As of December 31, 2017, $40 million of international cash was loaned to U.S. operating entities.

Debt Issuances

Senior Secured Notes

On September 30, 2016, the Company issued $450 million of Senior Secured Notes (the “Senior Notes”).  Net proceeds from the offering of the Senior Notes (the “Notes Offering”) were distributed to RRD in the form of a dividend.  The Company did not retain any proceeds from the Notes Offering.  Select terms on the Senior Notes include:

Interest Rate	8.75%
Interest due	Semi-annually on April 15 and October 15 (from April 15, 2017)
Amortization	$450 million lump-sum at maturity
Maturity	October 15, 2023

The Senior Notes were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Senior Notes (the “Guarantors”).  The Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations. The Senior Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries.  The Senior Notes and the related guarantees are secured on a first-priority lien basis by substantially all assets of the Company and the Guarantors, subject to certain exceptions and permitted liens. The Indenture governing the Senior Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications.  The Indenture is filed as an exhibit to this annual report on Form 10-K.

Credit Agreement – General Terms

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) that provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $375 million (the “Term Loan Facility”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $400 million (the “Revolving Credit Facility”).  The proceeds of any collection or other realization of collateral received in connection with the exercise of remedies and any distribution in respect of collateral in any bankruptcy proceeding will be applied first to repay amounts due under the Revolving Credit Facility before the lenders under the Term Loan Facility or the holders of the Senior Notes receive such proceeds.

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

The Credit Agreement is subject to a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and a Consolidated Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $50 million in aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.  The Credit Agreement is filed as an exhibit to this annual report on Form 10-K.

Credit Agreement – Term Loan Facility

On November 17, 2017, the Company amended the Credit Agreement to reduce the interest rate for the Term Loan Facility by 50 basis points and the LIBOR “floor” was also reduced by 25 basis points.  Other terms, including the outstanding principal, maturity date and debt covenants were not amended.  Select terms on the Term Loan Facility before and after amendment include:

	Before Amendment	After Amendment
Interest rate (Company's option)	Base rate + 5.00%; or LIBOR + 6.00%	Base rate + 4.50%; or LIBOR + 5.50%
LIBOR floor	1.00%	0.75%
Amortization	$13 million, first eight quarters; $11 million quarterly thereafter (as of original effective date)	$13 million, first eight quarters; $11 million quarterly thereafter (as of original effective date)
Maturity	September 30, 2022	September 30, 2022

The Credit Agreement – and therefore the Term Loan Facility – comprises a syndication of various lenders.  Under the terms of the Term Loan Facility, each lender is deemed to have loaned a specific amount to the Company and has the right to repayment from the Company directly.  Therefore, we concluded that the Term Loan Facility is a loan syndication under GAAP.  As such, in order to determine whether the debt was modified or extinguished as a result of the amendment, we examined the amount of principal pre- and post-amendment by individual lender.  As a result, we determined that $65 million of outstanding principal had been extinguished, even though the total outstanding principal amongst all lenders pre- and post-amendment remained unchanged.

Consequently, the amendment resulted in a pre-tax loss on debt extinguishment of $3 million related to the unamortized discount and debt issuance costs attributable to the $65 million of outstanding principal that had been considered extinguished.  There was no net impact to cash and cash equivalents, total outstanding principal remained unchanged, and no cash was exchanged between the lenders and the Company (other than customary administrative fees).  However, the statement of cash flows for the year ended December 31, 2017 will reflect $65 million in proceeds from the issuance of long-term debt, with an offsetting amount included in payments of current maturities of long-term debt.

On February 2, 2017, the Company paid in advance the full amount of required amortization payments, $50 million, for the year ended December 31, 2017 for the Term Loan Facility.

Credit Agreement – Revolving Credit Facility

Select terms on the Revolving Credit Facility include:

Interest Rate (a)	Base rate + 1.75% to 2.25%; or LIBOR + 2.75% to 3.25%
Interest due	At least quarterly (from December 31, 2016)
Maturity	September 30, 2021

(a)	Interest rate is determined based upon the Consolidated Leverage Ratio of the Company and its restricted subsidiaries.

Additional Debt Issuances Information

There were $75 million of borrowings under the Revolving Credit Facility as of December 31, 2017. Based on the Company’s consolidated statements of operations for the year ended December 31, 2017 and existing debt, the Company would have had the ability to utilize the entire $400 million Revolving Credit Facility and not have been in violation of the terms of the agreement.  Availability under the Revolving Credit Facility was reduced by $75 million in borrowings and $53 million related to outstanding letters of credit.

The current availability under the Revolving Credit Facility and net availability as of December 31, 2017 is shown in the table below:

December 31, 2017
Availability	(in millions)
Stated amount of the Revolving Credit Facility	$400
Less: availability reduction from covenants	—
Amount available under the Revolving Credit Facility	$400

Usage
Borrowings under the Revolving Credit Facility	$75
Impact on availability related to outstanding letters of credit	53
128

Availability at December 31, 2017	$272
Cash	34
Net Available Liquidity	$306

The Company was in compliance with its debt covenants as of December 31, 2017, and expects to remain in compliance based on management’s estimates of operating and financial results for 2018 and the foreseeable future. However, declines in market and economic conditions or demand for certain of the Company’s products could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of December 31, 2017, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

As of December 31, 2017, the Company had $53 million in outstanding letters of credit issued under the Revolving Credit Facility, all of which reduced the availability thereunder. As of December 31, 2017, the Company also had $16 million in other uncommitted credit facilities, all of which were outside the U.S. (the “Other Facilities”). As of December 31, 2017, letters of credit and guarantees of a de minimis amount were issued and reduced availability under the Other Facilities.

Other

On February 15, 2018, the Company’s Board of Directors approved an initial share repurchase authorization of up to $20 million of common stock under which the Company may buy back LSC Communications’ shares at its discretion from February 15, 2018 through August 15, 2019. The Company expects to fund the repurchases, if any, from a combination of cash on hand, cash flow and borrowings under its Revolving Credit Facility.

Management of Market Risk

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At December 31, 2017, the Company’s variable-interest borrowings were $387 million, or approximately 46.1%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at December 31, 2017 by approximately $17 million.

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

OTHER INFORMATION

Environmental, Health and Safety

For a discussion of certain environmental, health and safety issues involving the Company, refer to Note 10, Commitments and Contingencies, to the consolidated and combined financial statements.

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, refer to Note 10, Commitments and Contingencies, to the consolidated and combined financial statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated and combined financial statements are also described in Note 20, New Accounting Pronouncements, to the consolidated and combined financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of market risks that may adversely impact the Company's results of operations and financial condition, including changes in interest and foreign currency exchange rates, changes in the economic environment that would impact credit positions and changes in the prices of certain commodities. The Company's management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks. These risk management strategies may not fully insulate the Company from adverse impacts due to market risks.

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt. As of December 31, 2017, the Company had:

•	Fixed rate debt outstanding of $450 million at a current weighted average interest rate of 8.75%; and
•

Variable rate debt outstanding of $387 million at December 31, 2017, which is comprised of $312 million remaining on the Term Loan Facility and $75 million outstanding on the Revolving Credit Facility entered into on September 30, 2016.

For the year ended December 31, 2017, the Term Loan and the Revolving Credit Facility had current weighted-average interest rates of 7.07% and 4.47%, respectively.  Refer to Debt Issuances, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 11, Debt, for more information.  A hypothetical 10% change in interest rates in the near term would not have a material effect on interest expense or cash flows. A hypothetical 10% adverse change in interest rates in the near term would change the fair value of fixed rate debt at December 31, 2017, by approximately $17 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company's consolidated balance sheets. As of December 31, 2017, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $39 million. The potential decrease in net current assets as of December 31, 2017, from a hypothetical 10% adverse change in quoted foreign currency exchange rates in the near term would be approximately $6 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates verses the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

These international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, potential restrictions on the movement of funds, differing tax structures, and other regulations and restrictions. Accordingly, future results could be adversely impacted by changes in these or other factors.

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the prospective customer's financial condition, past payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $11 million as of December 31, 2017.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the year ended December 31, 2017, the Company's largest customer accounted for less than 10% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions in the near term could result in significant future charges.

Commodity Risk

The primary raw materials used by the Company are paper and ink. At this time, the Company's supply of raw materials is readily available from numerous vendors; however, based on market conditions, that could change in the future. The Company generally buys these raw materials based upon market prices that are established with the vendor as part of the procurement process.

To reduce price risk caused by market fluctuations, the Company has incorporated price adjustment clauses in certain sales contracts. Although the Company is able to pass commodity cost increases through to its customers, management believes a hypothetical 10% adverse change in the price of paper and other raw materials in the near term would have a significant effect on demand for the Company’s products due to the increase in total costs to our customers. Management is not able to quantify the likely impact of such a change in raw material prices on the Company’s consolidated statements of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 15 of Part IV of this annual report on Form 10-K.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2017 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The evaluation as of December 31, 2017 excludes the companies acquired during the year ended December 31, 2017.  Refer to the Report of Management on Internal Control Over Financial Reporting for more information.

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  Management based this assessment on criteria for effective internal control over financial reporting described in the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the rules and regulations of the SEC, LSC Communications has elected to exclude from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 the companies acquired during the year ended December 31, 2017.  The companies acquired include Clark Group, Quality Park, Publishers Press, NECI, CREEL, Fairrington, and HudsonYards. These acquisitions constitute 4% of net sales, 12% of total assets and 113% of net loss in the consolidated balance sheets and statements of operations as of and for the year ended December 31, 2017.  In its annual report on Form 10-K for the year ending December 31, 2018, management and the Company’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the company’s internal control over financial reporting, inclusive of the acquired companies.

Based on management’s assessment, management determined that, as of December 31, 2017, the Company maintained effective internal control over financial reporting with the exception noted above for acquired companies.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this annual report on Form 10-K , has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LSC Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LSC Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 22, 2018, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the basis of presentation of the consolidated and combined financial statements.

As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Clark Group, Quality Park, Publishers Press, NECI, CREEL, Fairrington, and HudsonYards, which were acquired during 2017 and whose financial statements constitute 4% of net sales, 12% of total assets, and 113% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at these acquired companies.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 22, 2018

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF LSC COMMUNICATIONS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “About the Continuing Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held May 17, 2018 (the “2018 Proxy Statement”).  See also the information with respect to the Company’s executive officers at the end of Part I of this annual report on Form 10-K under the caption “Executive Officers of LSC Communications, Inc.”

The Company has adopted a policy statement entitled Code of Ethics that applies to its chief executive officer and senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company intends to post such information on its web site, www.lsccom.com. A copy of the Company’s Code of Ethics has been filed as an exhibit to this annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” and “2017 CEO Pay Ratio” of the 2018 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2018 Proxy Statement.

Information as of December 31, 2017 concerning compensation plans under which LSC Communications’ equity securities are authorized for issuance are as follows:

Number of Securities
	Number of Securities		Remaining Available for
	to Be Issued upon		Future Issuance under
	Exercise of	Weighted-Average	Equity Compensation Plans
	Outstanding Options,	Exercise Price of	(Excluding Securities
	Warrants and Rights	Outstanding Options,	Reflected in Column (1))
	(in thousands)	Warrants and Rights (b)	(in thousands)
	(1)	(2)	(3)
Plan Category
Equity compensation plan approved by security holders (a)	1,459	$25.32	1,761(c)

(a)	Includes 1,162,641 shares issuable upon the vesting of restricted stock units.
(b)	Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(c)

The 2016 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 3,500,000 in the aggregate, of which 1,760,520 remain available for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Relationships and Related Party Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Director Independence” of the 2018 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm - Fees” of the 2018 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The financial statements listed in the accompanying index (page F-1) to the financial statements are filed as part of this annual report on Form 10-K.

(b)	Exhibits

The exhibits listed on the accompanying index (pages E-1 through E-4) are filed as part of this annual report on Form 10-K.

(c)	Financial Statement Schedules omitted

Certain schedules have been omitted because the required information is included in the consolidated and combined financial statements and notes thereto or because they are not applicable or not required.

ITEM 15(a). INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LSC Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of LSC Communications, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated and combined statements of operations, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Basis of Presentation of the Consolidated and Combined Financial Statements

As discussed in Note 1, prior to October 1, 2016, the accompanying consolidated and combined financial statements have been derived from the consolidated financial statements and accounting records of R. R. Donnelley & Sons Company.  The consolidated and combined financial statements include the allocation of certain assets, liabilities, expenses and income that have historically been held at the R. R. Donnelley & Sons Company corporate level but which are specifically identifiable or attributable to the Company.  The consolidated and combined financial statements also include expense allocations for certain corporate functions historically provided by R. R. Donnelley & Sons Company.  These costs and allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate unaffiliated entity apart from R. R. Donnelley & Sons Company.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 22, 2018

We have served as the Company's auditor since 2015.

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$3,603	$3,654	$3,743
Cost of sales	3,026	3,031	3,090
Selling, general and administrative expenses (exclusive of depreciation and amortization)	261	259	280
Restructuring, impairment and other charges-net (Note 8)	129	18	57
Depreciation and amortization	160	171	181
Income from operations	27	175	135
Interest expense (income)-net (Note 11)	72	18	(3)
Investment and other (income)/expense-net	(1)	—	—
(Loss) income before income taxes	(44)	157	138
Income tax expense (Note 14)	13	51	64
Net (loss) income	$(57)	$106	$74

Net (loss) income per common share (Note 12)
Basic (loss) net earnings per share	$(1.69)	$3.25	$2.27
Diluted (loss) net earnings per share	$(1.69)	$3.23	$2.27

Dividends declared per common share	$1.00	$0.25	$—

Weighted average number of common shares outstanding
Basic	33.8	32.5	32.4
Diluted	33.8	32.8	32.4

Refer to Notes to the Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(57)	$106	$74

Other comprehensive income (loss), net of tax (Note 15)
Translation adjustments	21	5	(28)
Adjustments for net pension plan cost	34	35	(9)
Other comprehensive income (loss)	55	40	(37)
Comprehensive (loss) income	$(2)	$146	$37

The adjustments for net pension plan cost were net of income tax expense of $15 million and $28 million for the years ended December 31, 2017 and 2016, respectively, and net of income tax benefit of $1 million for the year ended December 31, 2015.

Refer to Notes to the Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$34	$95
Receivables, less allowances for doubtful accounts of $11 in 2017 (2016: $10)	727	667
Inventories (Note 5)	238	193
Prepaid expenses and other current assets	47	21
Total current assets	1,046	976
Property, plant and equipment-net (Note 6)	576	608
Goodwill (Note 7)	82	84
Other intangible assets-net (Note 7)	160	131
Deferred income taxes	51	57
Other noncurrent assets	99	96
Total assets	$2,014	$1,952
LIABILITIES
Accounts payable	$406	$294
Accrued liabilities (Note 9)	239	237
Short-term and current portion of long-term debt (Note 11)	123	52
Total current liabilities	768	583
Long-term debt (Note 11)	699	742
Pension liabilities	182	279
Deferred income taxes	1	2
Restructuring and multi-employer pension liabilities	49	54
Other noncurrent liabilities	67	52
Total liabilities	1,766	1,712

Commitments and contingencies (Note 10)

EQUITY
Common stock, $0.01 par value
Authorized: 65,000,000 shares;
Issued: 34,610,931 shares in 2017 (2016: 32,449,669)	—	—
Additional paid-in-capital	816	770
(Accumulated deficit) retained earnings	(90)	1
Accumulated other comprehensive loss (Note 15)	(476)	(531)
Treasury stock, at cost: 100,256 shares in 2017	(2)	—
Total equity	248	240
Total liabilities and equity	$2,014	$1,952

Refer to Notes to the Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net (loss) income	$(57)	$106	$74
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment charges	88	—	8
Depreciation and amortization	160	171	181
Provision for doubtful accounts receivable	3	6	3
Share-based compensation	13	8	6
Deferred income taxes	(15)	(18)	(38)
Changes in uncertain tax positions	—	—	7
Gain on sale of investments and other assets - net	(10)	—	—
Other	5	(2)	(1)
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable- net	(7)	(52)	(2)
Inventories	5	29	24
Prepaid expenses and other current assets	(1)	(7)	21
Accounts payable	103	13	2
Income taxes payable and receivable	(7)	1	11
Accrued liabilities and other	(75)	(24)	(21)
Net cash provided by operating activities	205	231	275
Cash Flows from Investing Activities
Capital expenditures	(60)	(48)	(42)
Acquisition of businesses, net of cash acquired	(236)	(8)	(111)
Net proceeds from sales/purchase of investments and other assets	18	6	8
Transfers from restricted cash	1	9	—
Other investing activities	—	—	24
Net cash used in investing activities	(277)	(41)	(121)
Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	65	816	—
Payments of current maturities and long-term debt	(118)	(17)	(72)
Net proceeds from credit facility borrowings	75	—	—
Debt issuance costs	(1)	(20)	—
Proceeds from issuance of common stock	18	—	—
Dividends paid	(34)	(8)	—
Payments from (to) RRD-net	3	(13)	—
Other financing activities	(2)	—	—
Net transfers to Parent and affiliates	—	(945)	(100)
Net cash provided by (used in) financing activities	6	(187)	(172)

Effect of exchange rate on cash and cash equivalents	5	(3)	(12)
Net decrease in cash and cash equivalents	(61)	—	(30)
Cash and cash equivalents at beginning of year	95	95	125
Cash and cash equivalents at end of period	$34	$95	$95

Supplemental non-cash disclosure:
Issuance of approximately 1.0 million shares of LSC Communications, Inc. common stock for acquisition of a business	$20	$—	$—
Assumption of warehousing equipment related to customer contract	$—	$9	$—
Issuance of approximately 8.0 million shares of R. R. Donnelley & Sons common stock for acquisition of a business	$—	$—	$154

Refer to Notes to the Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Common Stock		Additional Paid-in-	Treasury Stock		Net Parent Company	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Investment	Deficit)	(Loss) Income	Equity
Balance at December 31, 2014	—	$—	$—	—	$—	$1,343	$—	$(168)	$1,175
Net income	—	—	—			74	—	—	74
Net transfers from parent company	—	—	—			65	—	—	65
Other comprehensive loss	—	—	—			—	—	(37)	(37)
Balance at December 31, 2015	—	$—	$—	—	$—	$1,482	$—	$(205)	$1,277
Net income	—	—	—	—	—	97	9	—	106
Net transfers to parent company	—	—	—	—	—	(934)	—	—	(934)
Separation-related adjustments	—	—	—	—	—	122	—	(366)	(244)
Reclassification of net parent investment to additional paid-in capital	—	—	767	—	—	(767)	—	—	—
Issuance of common stock upon separation	32	—	—	—	—	—	—	—	—
Share-based compensation	—	—	3	—	—	—	—	—	3
Cash dividends paid	—	—	—	—	—	—	(8)	—	(8)
Other comprehensive income	—	—	—	—	—	—	—	40	40
Balance at December 31, 2016	32	$—	$770	—	$—	$—	$1	$(531)	$240
Net loss	—	—	—	—	—	—	(57)	—	(57)
Separation-related adjustments	—	—	(5)	—	—	—	—	—	(5)
Issuance of common stock	2	—	38	—	—	—	—	—	38
Issuance of share-based awards, withholding and other	1	—	—	—	(2)	—	—	—	(2)
Share-based compensation	—	—	13	—	—	—	—	—	13
Cash dividends paid	—	—	—	—	—	—	(34)	—	(34)
Other comprehensive income	—	—	—	—	—	—	—	55	55
Balance at December 31, 2017	35	$—	$816	—	$(2)	$—	$(90)	$(476)	$248

Refer to Notes to the Consolidated and Combined Financial Statements

LSC Communications, Inc.

Notes to Consolidated and Combined Financial Statements

(tabular amounts in millions, except per share data)

Note 1.  Overview and Basis of Presentation

Description of Business and Separation

The principal business of LSC Communications, Inc., a Delaware corporation, and its direct or indirect wholly-owned subsidiaries (“LSC Communications,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of traditional and digital print, print-related services and office products.  The Company serves the needs of publishers, merchandisers and retailers worldwide with a service offering that includes e-services, logistics, warehousing and fulfillment and supply chain management. The Company utilizes a broad portfolio of technology capabilities coupled with consultative attention to clients' needs to increase speed to market, reduce costs, provide postal savings to customers and improve efficiencies. The Company prints magazines, catalogs, retail inserts, books, and directories and its office products offerings include filing products, envelopes, note-taking products, binder products, and forms.

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

On March 28, 2017, RRD completed the sale of approximately 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.  In connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications also sold approximately 0.9 million shares of common stock, receiving proceeds of $18 million, that were used for general corporate purposes.

In connection with the separation, LSC Communications, RRD and Donnelley Financial entered into commercial arrangements, transition services agreements and various other agreements related to the separation that remain in effect.  Final copies of such agreements are filed as exhibits to this annual report on Form 10-K.

Basis of Presentation

The accompanying consolidated and combined financial statements reflect the consolidated balance sheets and statements of operations of the Company as an independent, publicly traded company for the periods after the separation, and the combined statements of operations of the Company as a combined reporting entity of RRD for the periods prior to the separation.  The consolidated and combined financial statements include the balance sheets, statements of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).  All intercompany transactions have been eliminated in consolidation.  Certain prior year amounts were restated to conform to the Company’s current consolidated balance sheet and statement of operations classifications.

On October 1, 2016, the Company recorded separation-related adjustments primarily for certain assets and liabilities that were distributed as part of the separation from RRD. The adjustments primarily related to the assumption of certain pension obligations and plan assets in single employer plans for the Company’s employees and certain former employees and retirees of RRD.  Additional separation-related adjustments were recorded after the separation in 2016 and during the year ended 2017 due to adjustments of assets and liabilities recorded as of the separation date.  Refer to the separation-related adjustments disclosed in the consolidated and combined statements of equity.

Prior to the Separation

The combined financial statements were prepared on a stand-alone basis and were derived from RRD’s consolidated financial statements and accounting records. They include expenses of RRD that were allocated to LSC Communications for certain corporate functions, including healthcare and pension benefits, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight.  These expenses were allocated to the Company on the basis of direct usage, when available, with the remainder allocated on a pro rata basis by revenue, employee headcount, or other measures. The Company considered the allocation methodologies and results to be reasonable for all periods presented, however, these allocations may not be indicative of the actual expenses that LSC Communications would have incurred as an independent public company or the costs it may incur in the future.

The income tax amounts in these combined financial statements were calculated based on a separate income tax return methodology and presented as if the Company’s operations were separate taxpayers in the respective jurisdictions.

All intracompany transactions between LSC Communications, RRD and Donnelley Financial are considered to be effectively settled in the combined financial statements at the time the transaction is recorded.  The total net effect of the settlement of these intracompany transactions is reflected in the combined statements of cash flows as a financing activity.  Net parent company investment was primarily impacted by contributions from RRD which were the result of treasury activities and net funding provided by or distributed to RRD.  In connection with the separation, the net parent investment balance was transferred to additional paid-in-capital on October 1, 2016 and is reflected in the consolidated and combined statements of equity.

Note 2. Significant Accounting Policies

Use of Estimates—The preparation of the consolidated and combined financial statements, in conformity with GAAP, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods.

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

Refer to Note 20, New Accounting Pronouncements, for information related to the Company’s upcoming adoption in the first quarter of 2018 of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).”

By-product recoveries—The Company records the sale of by-products as a reduction of cost of sales.

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term securities consist of investment grade instruments of governments, financial institutions and corporations.

Receivables—Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of our net sales in 2017, 2016 or 2015. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. Refer to Note 4, Accounts Receivable, for details of activity affecting the allowance for doubtful accounts receivable.

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

The cost of 63.9% and 85.5% of the inventories at December 31, 2017 and 2016, respectively, has been determined using the Last-In, First-Out (“LIFO”) method.  The decrease in 2017 is primarily due to inventory associated with acquisitions during the year ended December 31, 2017 that is not determined using the LIFO method.  The LIFO method is intended to reflect the effect of inventory replacement costs within the consolidated and combined statements of operations; accordingly, charges to cost of sales generally reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (“FIFO”) or specific identification methods.

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

Goodwill—Goodwill is assigned to a specific reporting unit, depending on the nature of the acquired company.  Prior to the separation, the Company’s goodwill balances for certain reporting units were reallocated based on the relative fair values of the businesses.

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

For the remaining reporting units, the Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value.  Prior to the Company’s early adoption of ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350)” during the third quarter of 2017, if the carrying value exceeded the reporting unit’s fair value, the Company performed an additional fair value measurement calculation to determine the impairment loss, that was charged to operations in the period identified.  As a result of early adoption of ASU 2017-04, if the carrying value exceeds the reporting unit’s fair value, the Company recognizes an impairment charge equal to the amount by which the carrying value exceeds the reporting unit’s fair value not to exceed the total amount of goodwill recorded.

Refer to Note 8, Restructuring, Impairment and Other Charges, for more information regarding the Company’s annual and interim impairment reviews.

Amortization—Certain costs to acquire and develop internal-use computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of five years. Amortization expense, primarily related to internally-developed software and excluding amortization expense related to other intangible assets, was $5 million each for the years ended December 31, 2017, 2016 and 2015, respectively. Deferred debt issuance costs are amortized over the term of the related debt.

Other intangible assets, except for those intangible assets with indefinite lives, are recognized separately from goodwill and are amortized over their estimated useful lives. Other intangible assets with indefinite lives are not amortized. Refer to Note 7, Goodwill and Other Intangible Assets, for further discussion of other intangible assets and the related amortization expense.

Share-Based Compensation— The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. Prior to the separation, RRD maintained an incentive share-based compensation program for certain individuals, including certain LSC Communications employees. The share-based compensation expense was allocated to the Company based on the awards and terms previously granted to the Company’s employees, as well as an allocation of expense related to RRD’s corporate and shared functional employees.  Refer to Note 16, Stock and Incentive Programs, for further discussion.

Pension and Other Postretirement Benefits Plans— At the separation date, the Company recorded net benefit obligations transferred from RRD.  The Company records annual income and expense amounts relating to its pension plans based on calculations that include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

Prior to the separation, certain employees of the Company participated in various pension and postretirement health care plans sponsored by RRD. In the Company’s combined financial statements, these plans were accounted for as multiemployer benefit plans and no net liabilities were reflected in the Company’s combined balance sheets as there were no unfunded contributions due at the end of any reporting period. The Company’s statements of operations included expense allocations for these benefits. These expenses were funded through intercompany transactions with RRD and were reflected within net parent company investment in LSC Communications. Certain plans in LSC Communications’ Mexico and U.S. operations were direct obligations of LSC Communications and were recorded in the consolidated and combined financial statements.  Refer to Note 13, Retirement Plans, for further discussion.

Taxes on Income—The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded.

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company recognizes a tax position in its financial statements when it is more likely than not (a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s consolidated and combined financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. Refer to Note 14, Income Taxes, for further discussion.

Prior to the separation, in the Company’s combined financial statements, income tax expense and deferred tax balances were calculated on a separate return basis, although with respect to certain entities, the Company’s operations were historically included in the tax returns filed by the respective RRD entities of which the Company’s business was formerly a part. For periods after the separation, the Company has and will continue to file tax returns on its own behalf. The provision for income tax and income tax balances after the separation represent the Company's tax liabilities as an independent company.

Refer to Note 14, Income Taxes, for information on the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) of 2017 on December 22, 2017.

Comprehensive Income (Loss)—Comprehensive income (loss) for the Company consists of net earnings, unrecognized actuarial gains and losses and foreign currency translation adjustments. Refer to Note 15, Comprehensive Income, for further discussion.

Note 3.  Business Combinations

2017 Acquisitions

On November 29, 2017, the Company acquired The Clark Group, (“Clark Group”), a third-party logistics provider of distribution, consolidation, transportation management and international freight forwarding services.  The acquisition enhanced the Company’s logistics service offering. The total purchase price was $25 million in cash, of which $16 million was recorded in goodwill.  For the year ended December 31, 2017, the Company’s consolidated statement of operations included net sales of $4 million and a de minimis amount of income from operations attributable to the acquisition of Clark Group.

On November 9, 2017, the Company acquired Quality Park, a producer of envelopes, mailing supplies and assorted packaging items.  The acquisition enhanced the Company’s office products offerings.  The total purchase price was $41 million in cash, resulting in a bargain purchase gain of $3 million for the year ended December 31, 2017, that was recorded in net investment and other (income) expense in the Company’s consolidated statement of income. We reassessed the recognition and measurement of identifiable assets and liabilities acquired and concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates were appropriate.  For the year ended December 31, 2017, the Company’s consolidated statement of operations included net sales of $16 million and a de minimis loss from operations attributable to the acquisition of Quality Park.

On September 7, 2017, the Company acquired Publishers Press, a printing provider with capabilities such as web-offset printing, prepress and distribution services for magazines and retail brands. The acquisition enhanced the Company’s printing capabilities.  The total purchase price was $70 million in cash, of which $2 million was recorded in goodwill.  For the year ended December 31, 2017, the Company’s consolidated statement of operations included net sales of $53 million and income from operations of $1 million attributable to the acquisition of Publishers Press.

On August 21, 2017, the Company acquired the assets of NECI, LLC (“NECI”), a supplier of commodity and specialty filing supplies.  The acquisition enhanced the Company’s office products offerings.  The purchase price, which included the Company’s estimate of contingent consideration, was $6 million in cash, of which $1 million was recorded in goodwill.  Contingent consideration in the form of cash payments up to $1 million will be due to the sellers if and to the extent certain financial targets are achieved.  As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $1 million using a probability weighting of potential payouts and recorded $1 million as a liability as of December 31, 2017.  For the year ended December 31, 2017, the Company’s consolidated statement of operations included net sales of $2 million and loss from operations of $1 million attributable to the acquisition of NECI.

On August 17, 2017, the Company acquired CREEL Printing (“CREEL”), an offset and digital printing company.  The acquisition enhanced the capabilities of the Company’s offset and digital production platform and brought enhanced technologies to support our clients’ evolving needs, specifically in the magazine media and retail marketing industries.  CREEL’s capabilities include full-color web and sheetfed printing, regionally distributed variable digital production, large-format printing, and integrated digital solutions.  The purchase price, which included the Company’s estimate of contingent consideration, was $79 million in cash, of which $26 million was recorded in goodwill.  Contingent consideration in the form of cash payments up to $10 million will be due to the sellers if and to the extent certain financial targets are achieved.  As of the acquisition date, the Company estimated the fair value of the contingent consideration to be $1 million using a probability weighting of the potential payouts and recorded $1 million as a liability as of December 31, 2017.  For the year ended December 31, 2017, the Company’s consolidated statement of operations included net sales of $47 million and a de minimis amount of income from operations attributable to the acquisition of CREEL.

On July 28, 2017, the Company acquired Fairrington Transportation Corp., F.T.C. Transport, Inc. and F.T.C. Services, Inc. (“Fairrington”), a full-service, printer-independent mailing logistics provider in the United States.  The acquisition enhanced the Company’s logistics service offering. The purchase price was $19 million in cash and approximately 1.0 million shares of LSC Communications common stock, for a total transaction value of $39 million.  Of the total purchase price, $22 million was recorded in goodwill.  For the year ended December 31, 2017, the Company’s consolidated statement of income included net sales of $28 million and income from operations of $1 million attributable to the acquisition of Fairrington.

On March 1, 2017, the Company acquired HudsonYards Studios (“HudsonYards”), a digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services.  The acquisition enhanced the Company’s digital and premedia capabilities.  The purchase price for HudsonYards was $3 million in cash, of which $2 million was recorded in goodwill.  For the year ended December 31, 2017, the Company’s consolidated statement of income included net sales of $8 million and loss from operations of $1 million attributable to the acquisition of HudsonYards.

The operations of Clark Group, Publishers Press, CREEL, Fairrington, and HudsonYards are included in the Print segment; specifically the magazines, catalogs and retail inserts reporting unit.  The operations of Quality Park and NECI are included in the Office Products segment.

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

The preliminary tax deductible goodwill related to the Clark Group, Quality Park, Publishers Press, NECI, CREEL, Fairrington, and HudsonYards acquisitions was $39 million.

The purchase price allocations for Clark Group, Quality Park, Publishers Press, and CREEL are preliminary as of December 31, 2017 because the valuations necessary to assess the fair values of the net assets and liabilities acquired are still in process.  The primary areas that are not yet finalized relate to the valuation of certain assets and liabilities.  The final purchase price allocations may differ from what is currently reflected in the consolidated financial statements, and could affect goodwill impairment in the future.  The purchase price allocations for NECI, Fairrington and HudsonYards are final as of December 31, 2017.  There were no significant changes to the purchase price allocations for Publishers Press, CREEL and Fairrington as of December 31, 2017 compared to the disclosed purchase price allocations in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017.

These purchase price allocations for the material acquisitions noted above were as follows:

	Clark Group	Quality Park	Publishers Press	CREEL	Fairrington
Accounts Receivable	$6	$20	$27	$12	$6
Inventories	—	27	13	5	—
Prepaid expenses and other current assets	1	1	1	1	—
Property, plant and equipment	—	8	36	20	6
Other intangible assets	14	1	—	23	17
Other noncurrent assets	—	—	1	—	1
Goodwill (bargain purchase)	16	(3)	2	26	22
Accounts payable and accrued liabilities	(9)	(11)	(13)	(9)	(4)
Other noncurrent liabilities	—	—	—	(1)	—
Deferred taxes-net	(3)	(2)	—	—	(9)
Purchase price, net of cash acquired	$25	$41	67	77	39
Less: value of common stock issued	—	—	—	—	20
Less: accrued but unpaid contingent consideration	—	—	—	1	—
Net cash paid:	$25	$41	$67	$76	$19

Given the historical valuations of the magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the reporting unit due to the acquisitions completed during the quarter ended September 30, 2017, the Company determined it necessary to perform an interim goodwill impairment review on this reporting unit as of September 30, 2017.  As a result, the Company recorded charges of $55 million to recognize the impairment of goodwill for the magazines, catalogs and retail inserts reporting unit in the Print segment.

For the quarter ended December 31, 2017, the Company completed the acquisition of the Clark Group that became part of the magazines, catalogs and retail inserts reporting unit.  Given the amount by which the carrying amount of the reporting unit exceeded its fair value in the goodwill impairment test performed as of September 30, 2017, combined with the fact that management’s assessment of the fair value did not materially change since that date, an additional goodwill impairment charge of $18 million was recorded in the period ended December 31, 2017, which represents all of the goodwill arising from The Clark Group acquisition and additional amounts related to acquisitions completed during the quarter ended September 30, 2017.

The total charge to recognize the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit was $73 million for 2017, resulting in zero goodwill associated with the magazines, catalogs and retail inserts reporting unit as of December 31, 2017.  Refer to Note 8, Restructuring, Impairment and Other Charges, for more information.

The fair values of other intangible assets and goodwill associated with the acquisitions were determined to be Level 3 under the fair value hierarchy. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements:

	Fair Value	Valuation Technique	Unobservable Input	Range
Customer relationships	$51	Multi-period excess earnings method	Growth rate	(5.0)% - 7.5%
			Attrition rate	5.0% - 10.0%
			Discount rate	13.0% - 35.0%
Trade names	4	Relief-from-royalty method	Royalty rate	0.5% - 1.5%
			Discount rate	13.0% - 35.0%

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

2015 Acquisition

On June 8, 2015, RRD acquired Courier Corporation (“Courier”), a leader in digital printing and publishing primarily in the United States, specializing in educational, religious and trade books. The acquisition expanded the Company’s digital printing capabilities. Courier’s book manufacturing operations and publishing operations are included in LSC Communications’ consolidated and combined financial statements.  Courier‘s Brazilian operations are not part of LSC Communications; therefore, the Company’s consolidated and combined financial statements do not include Courier’s Brazilian operations. The purchase price for Courier was $137 million in cash and 8 million shares of RRD common stock, or a total transaction value of $292 million (including $6 million related to Brazil) based on RRD’s closing share price on June 5, 2015, plus the assumption of Courier’s debt of $78 million (including $2 million related to Brazil).  Courier had $21 million (including a de minimis amount related to Brazil) of cash as of the date of acquisition.  Immediately following the acquisition, substantially all of the debt assumed was repaid.

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

For the years ended December 31, 2017, 2016 and 2015, the Company recorded $5 million, a de minimis amount and $14 million, respectively, of acquisition-related expenses associated with the completed and contemplated acquisitions described above within selling, general and administrative expenses in the consolidated and combined statements of income.

Pro forma results

The following unaudited pro forma financial information for the year ended December 31, 2017 and 2016 presents the consolidated and combined statements of income of the Company and the acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to the acquisitions.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated and combined statements of income that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated statements of income.  Pro forma adjustments are tax-effected at the applicable statutory tax rates.

	Year Ended December 31,
	2017	2016
Net sales	$3,941	$4,235
Net (loss) income	(60)	106
Net (loss) earnings per common share
Basic	$(1.78)	$3.16
Diluted	$(1.78)	$3.14

The following table outlines unaudited pro forma financial information for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Amortization of purchased intangibles	$22	$23

Additionally, the nonrecurring pro forma adjustments affecting net income for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016
Acquisition-related expenses, pre-tax	$(1)	$—
Restructuring, impairment and other charges	(1)	—
Inventory fair value adjustments, pre-tax	2	(3)
Other pro forma adjustments, pre-tax	2	3
Income taxes	3	3

Note: A negative number in the table above represents a decrease to income in pro forma net income.

Note 4. Accounts Receivable

Transactions affecting the allowances for doubtful accounts receivable balance during the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Balance, beginning of year	$10	$11	$13
Provisions charged to expense	3	6	3
Write-offs and other	(2)	(7)	(5)
Balance, end of year	$11	$10	$11

Note 5.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at December 31, 2017 and 2016 were as follows:

	2017	2016
Raw materials and manufacturing supplies	$114	$100
Work in process	69	58
Finished goods	112	93
LIFO reserve	(57)	(58)
Total	$238	$193

During the years ended December 31, 2017, 2016 and 2015, the Company recognized a LIFO benefit of $1 million, $1 million and $7 million, respectively.

Note 6.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2017 and 2016 were as follows:

	2017	2016
Land	$45	$42
Buildings	739	762
Machinery and equipment	4,012	4,173
	4,796	4,977
Accumulated depreciation	(4,220)	(4,369)
Total	$576	$608

During the years ended December 31, 2017, 2016 and 2015, depreciation expense was $137 million, $149 million and $160 million, respectively.

Refer to Note 8, Restructuring, Impairment and Other Charges, for information on impairment recorded during the years ended December 31, 2017 and 2015.  There was no impairment recoded during the year ended December 31, 2016.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $7 million and $2 million at December 31, 2017 and 2016, respectively. These assets were included in other current assets in the consolidated balance sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows:

	Print	Office Products	Total
Net book value as of January 1, 2016
Goodwill	$845	$109	$954
Accumulated impairment losses	(794)	(79)	(873)
Total	51	30	81
Acquisition	3	—	3
Net book value as of December 31, 2016
Goodwill	$852	$109	$961
Accumulated impairment losses	(798)	(79)	(877)
Total	54	30	84
Acquisition	70	1	71
Impairment charges	(73)	—	(73)
Net book value as of December 31, 2017
Goodwill	934	110	1,044
Accumulated impairment losses	(883)	(79)	(962)
Total	$51	$31	$82

During the year ended December 31, 2017, the Company recorded charges of $73 million to recognize the impairment of goodwill for the magazines, catalogs and retail inserts reporting unit in the Print segment.  Refer to Note 8, Restructuring, Impairment and Other Charges, for further discussion regarding impairment charges.  There was no impairment of goodwill during the years ended December 31, 2016 and 2015.

The Print goodwill and accumulated impairment balances are impacted by changes in foreign exchanges.

The components of other intangible assets at December 31, 2017 and 2016 were as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value

Customer relationships	$256	$(125)	$131	$205	$(109)	$96
Trade names	9	(4)	5	5	(2)	3
Total amortizable other intangible assets	265	(129)	136	210	(111)	99
Indefinite-lived trade names	24	—	24	32	—	32
Total other intangible assets	$289	$(129)	$160	$242	$(111)	$131

For the year ended December 31, 2017, the Company recorded charges of $8 million primarily for the impairment of certain acquired indefinite tradename intangible assets, including $3 million in the Office Products segment and $5 million in the book reporting unit, which is part of the Print segment.  Refer to Note 8, Restructuring, Impairment and Other Charges, for further discussion regarding impairment charges.  There was no impairment recorded during the years ended December 31, 2016 and 2015.

The Company recorded additions to other intangible assets of $55 million for acquisitions during the year ended December 31, 2017.  The components of other intangible assets added during the year ended December 31, 2017 were as follows:

	December 31, 2017
	Amount	Weighted Average Amortization Period (in years)
Customer relationships	$51	11.1
Trade names (amortizable)	4	4.5
Total additions	$55

Amortization expense for other intangible assets was $18 million, $16 million and $17 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of December 31, 2017:

For the year ending December 31,	Amount
2018	$16
2019	16
2020	16
2021	14
2022	13
2023 and thereafter	61
Total	$136

Note 8.  Restructuring, Impairment and Other Charges

2017

2017	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$12	$7	$19	$85	$4	$108
Office Products	1	—	1	3	—	4
Corporate	—	17	17	—	—	17
Total	$13	$24	$37	$88	$4	$129

Restructuring Charges

For the year ended December 31, 2017, the Company incurred employee-related restructuring charges of $13 million for an aggregate of 776 employees, of whom 459 were terminated as of or prior to December 31, 2017.  These charges primarily related to four facility closures in the Print segment and the reorganization of certain business units.  The Company also incurred other restructuring charges of $24 million primarily related to the exit from certain operations and facilities, as well as charges as a result of a terminated supplier contact.

Impairment Charges

For the year ended December 31, 2017, the Company recorded the following net impairment charges, which are explained further below:

	Property, Plant and Equipment	Other Intangible Assets	Goodwill	Total
Print	$7	$5	$73	$85
Office Products	—	3	—	3
Total	$7	$8	$73	$88

Property, Plant and Equipment

The net charges of $7 million primarily related to impairment of machinery and equipment in the Company’s magazines, catalogs and retail inserts reporting unit, which is included in the Print segment, resulting from general volume declines.

Indefinite-Lived Tradenames

The Company also recorded charges of $8 million for the impairment of certain acquired indefinite-lived tradename intangible assets, including $3 million in the Office Products segment and $5 million in the book reporting unit, which is part of the Print segment.  The impairment of the indefinite-lived tradename intangible assets resulted from negative revenue trends experienced in recent years and lower expectations of future revenue to be derived from those tradenames.  The impairment was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.  After recording the impairment charges, remaining indefinite-lived tradenames in the Office Products segment and book reporting unit were $23 million and $1 million, respectively.

Goodwill

With respect to the goodwill impairment charges, as explained in Note 3, Business Combinations, the Company completed several acquisitions during the year ended December 31, 2017, five of which are now included in the Company’s magazines, catalogs and retail inserts reporting unit, which is part of the Print segment.  The goodwill arising from each acquisition was determined on a stand-alone basis for each particular transaction based on each transaction’s individual facts and circumstances, in accordance with ASC 805, Business Combinations.  Per the guidance in ASC 805, goodwill was recognized on each transaction given that the consideration transferred for each transaction was in excess of the net amounts of the identifiable assets acquired and the liabilities assumed.  Furthermore, the consideration transferred, the identifiable assets acquired and the liabilities assumed were all measured at the acquisition-date fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, between market participants, at the acquisition date.

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

Prior to the acquisitions completed within the last twelve months, the magazines, catalogs and retail inserts reporting unit had zero goodwill recorded, as goodwill associated with this reporting unit had been fully impaired in prior years.  Given the historical valuations of the magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the reporting unit due to the acquisitions completed as of September 30, 2017, the Company determined it necessary to perform an interim goodwill impairment review on this reporting unit as of September 30, 2017.

As a result of the interim goodwill impairment test, and consistent with prior goodwill impairment tests, the magazines, catalogs and retail inserts reporting unit’s fair value continued to be at a value below its carrying value.  This is primarily due to the negative revenue trends experienced in recent years that are only partially offset by the impact of the new acquisitions.  As such, the Company recorded charges of $55 million to recognize the impairment of goodwill in this reporting unit as of September 30, 2017.  The goodwill impairment charges were determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions.

For the quarter ended December 31, 2017, the Company completed the acquisition of the Clark Group that became part of the magazines, catalogs and retail inserts reporting unit.  Given the amount by which the carrying amount of the reporting unit exceeded its fair value in the goodwill impairment test performed as of September 30, 2017, combined with the fact that management’s assessment of the fair value did not materially change since that date, an additional goodwill impairment charge of $18 million was recorded in the period ended December 31, 2017, which represents all of the goodwill arising from the Clark Group acquisition and additional amounts related to acquisitions completed during the quarter ended September 30, 2017.

The total charge to recognize the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit was $73 million for 2017, resulting in zero goodwill associated with the magazines, catalogs and retail inserts reporting unit as of December 31, 2017.

Fair Value Measurement

The fair value as of the measurement date, net book value as of the end of the year and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the year ended December 31, 2017 is disclosed below.

	Year Ended December 31, 2017		As of December 31, 2017
	Impairment Charge	Fair Value Measurement (Level 3)	Net Book Value
Long-lived assets held and used	$7	$—	$—
Goodwill	73	—	—
Indefinite-lived tradenames	8	23	23
Total	$88	$23	$23

The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

The Company’s accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.  The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements for the year ended December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Input	Range
Indefinite-lived tradenames	$24	Relief-from-royalty	Royalty Rate	0.5% - 1.5%

Other Charges

For the year ended December 31, 2017, the Company recorded other charges of $4 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included in accrued liabilities and other noncurrent liabilities are $6 million and $37 million, respectively, at December 31, 2017.  Refer to Note 13, Retirement Plans, for further discussion of multi-employer pension plans.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in such plans and any decisions by those employers to withdraw from such plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multiemployer pension plans, including certain plans from which the Company has previously withdrawn, could have a material effect on the Company’s previously estimated withdrawal liabilities and consolidated balance sheets, statements of operations and cash flows.

2016

2016	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$6	$6	$12	$—	$3	$15
Corporate	2	1	3	—	—	3
Total	$8	$7	$15	$—	$3	$18

Restructuring Charges

For the year ended December 31, 2016, the Company recorded net restructuring charges of $8 million for employee termination costs for an aggregate of 222 employees, substantially all of whom were terminated as of or prior to December 31, 2017.  These charges primarily related to one facility closure in the Print segment, the expected closure of another facility in the first quarter of 2017 in the Print segment and the reorganization of certain operations.  Additionally, the Company recorded lease termination and other restructuring charges of $7 million. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

Other Charges

For the year ended December 31, 2016, the Company recorded other charges of $3 million for multi-employer pension plan withdrawal obligations unrelated to facility closures. The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multi-employer pension plans included in accrued liabilities and other noncurrent liabilities are $6 million and $39 million, respectively, at December 31, 2016.   Refer to Note 13, Retirement Plans, for further discussion of multiemployer pension plans.

2015

2015	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$19	$5	$24	$7	$22	$53
Office Products	1	2	3	1	—	4
Total	$20	$7	$27	$8	$22	$57

Restructuring and Impairment Charges

For the year ended December 31, 2015, the Company recorded net restructuring charges of $20 million for employee termination costs for 766 employees, substantially all of whom were terminated as of December 31, 2017. These charges primarily related to the closure of two facilities in the Print segment, the integration of Courier and the reorganization of certain operations. Additionally, the Company incurred lease termination and other restructuring charges of $7 million for the year ended December 31, 2015, including charges related to multiemployer pension plan withdrawal obligations as a result of facility closures. For the year ended December 31, 2015, the Company also recorded $8 million of impairment charges primarily related to buildings and machinery and equipment associated with facility closings.

Fair Value Measurement

The fair value as of the measurement date, net book value as of the end of the year and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the year ended December 31, 2015 is disclosed below.

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

Other Charges

For the year ended December 31, 2015, the Company recorded charges of $22 million, including integration charges of $19 million for payments made to certain Courier employees upon the termination of Courier’s executive severance plan immediately prior to the acquisition and $3 million of charges for multiemployer pension plan withdrawal obligations unrelated to facility closures. The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from all multiemployer pension plans included in accrued liabilities and other noncurrent liabilities are $6 million and $42 million, respectively. Refer to Note 13, Retirement Plans, for further discussion of multiemployer pension plans.

Restructuring Reserve

The restructuring reserve as of December 31, 2017 and 2016, and changes during the year ended December 31, 2017, were as follows:

	December 31, 2016	Restructuring Charges	Foreign Exchange and Other	Cash Paid	December 31, 2017
Employee terminations	$8	$13	$—	$(13)	$8
Multi-employer pension plan withdrawal obligations	18	1	—	(3)	16
Lease terminations and other	2	18	—	(18)	2
Total	$28	$32	$—	$(34)	$26

The current portion of restructuring reserves of $14 million at December 31, 2017 was included in accrued liabilities, while the long-term portion of $12 million, which primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in other noncurrent liabilities at December 31, 2017.

Payments on all of the Company’s multiemployer pension plan withdrawal obligations are scheduled to be completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multiemployer pension plan withdrawals. Refer to Note 13, Retirement Plans, for further discussion of multiemployer pension plans.

The restructuring liabilities classified as “lease terminations and other” consisted of lease terminations and other facility closing costs. Payments on certain of the lease obligations are scheduled to continue until 2018. Market conditions and the Company’s ability to sublease these properties could affect the ultimate charges related to the lease obligations.  Any potential recoveries or additional charges could affect amounts reported in the Company’s consolidated financial statements.

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

Note 9. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2017 and 2016 were as follows:

	2017	2016
Employee-related liabilities	$87	$87
Customer-related liabilities	40	37
Deferred revenue	33	33
Restructuring liabilities	14	13
Other	65	67
Total accrued liabilities	$239	$237

Employee-related liabilities consist primarily of payroll, employee benefits, workers’ compensation, and incentive compensation.  Incentive compensation accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans.  Customer-related liabilities include accruals for volume discounts, rebates and other customer discounts. Other accrued liabilities include miscellaneous operating accruals, other tax liabilities and accrued interest.

Note 10.  Commitments and Contingencies

As of December 31, 2017, the Company had commitments of $8 million for severance payments related to employee restructuring activities. In addition, as of December 31, 2017, the Company had commitments of approximately $10 million for the purchase of property, plant and equipment related to incomplete projects.  The Company also has contractual commitments of approximately $42 million for outsourced services, including professional, maintenance and other services.

Future minimum rental commitments under operating leases are as follows:

Year Ended December 31	Amount
2018	$47
2019	42
2020	30
2021	25
2022	18
2023 and thereafter	22
Total	$184

The Company has operating lease commitments, including those for vacated facilities, totaling $184 million and extending through various periods to 2037.  There are minimum non-cancelable sublease rentals aggregating approximately $11 million related to the operating leases. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Rent expense for facilities in use and equipment was $46 million, $39 million and $29 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Litigation

The Company is subject to laws and regulations relating to the protection of the environment. The Company accrues for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted. The Company has been designated as a potentially responsible party or has received claims in nine active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate three other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability. The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future. However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on the Company’s consolidated and combined balance sheets, statements of operations and cash flows.

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return. In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s consolidated statements of operations, balance sheets and cash flows.

Note 11.  Debt

The Company’s debt at December 31, 2017 and 2016 consisted of the following:

	2017	2016
Borrowings under the Revolving Credit Facility	$75	$—
Term Loan Facility due September 30, 2022 (a)	306	$353
8.75% Senior Secured Notes due October 15, 2023	450	450
Capital lease obligations	3	6
Unamortized debt issuance costs	(12)	(15)
Total debt	822	794
Less: current portion	(123)	(52)
Long-term debt	$699	$742

(a)	The borrowings under the Term Loan Facility are subject to a variable interest rate. As of December 31, 2017 and 2016, the interest rate was 7.07% and 7.00%, respectively.

__________________________________

Senior Secured Notes

On September 30, 2016, the Company issued $450 million of Senior Secured Notes (the “Senior Notes”).  Net proceeds from the offering of the Senior Notes (the “Notes Offering”) were distributed to RRD in the form of a dividend.  The Company did not retain any proceeds from the Notes Offering.  Select terms on the Senior Notes include:

Interest Rate	8.75%
Interest due	Semi-annually on April 15 and October 15 (from April 15, 2017)
Amortization	$450 million lump-sum at maturity
Maturity	October 15, 2023

The Senior Notes were issued pursuant to an indenture where certain wholly-owned domestic subsidiaries of the Company guarantee the Senior Notes (the “Guarantors”).  The Senior Notes are fully and unconditionally guaranteed, on a senior secured basis, jointly and severally, by the Guarantors, which are comprised of each of the Company’s existing and future direct and indirect wholly-owned U.S. subsidiaries that guarantee the Company’s obligations. The Senior Notes are not guaranteed by the Company’s foreign subsidiaries or unrestricted subsidiaries.  The Senior Notes and the related guarantees are secured on a first-priority lien basis by the collateral, subject to certain exceptions and permitted liens. The Indenture governing the Senior Notes contains certain covenants applicable to the Company and its restricted subsidiaries, including limitations on: (1) liens; (2) indebtedness; (3) mergers, consolidations and acquisitions; (4) sales, transfers and other dispositions of assets; (5) loans and other investments; (6) dividends and other distributions, stock repurchases and redemptions and other restricted payments; (7) restrictions affecting subsidiaries; (8) transactions with affiliates; and (9) designations of unrestricted subsidiaries. Each of these covenants is subject to important exceptions and qualifications.   The Indenture is filed as an exhibit to this annual report on Form 10-K.

Credit Agreement

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) that provides for (i) a new senior secured term loan B facility in an aggregate principal amount of $375 million (the “Term Loan Facility”) and (ii) a new senior secured revolving credit facility in an aggregate principal amount of $400 million (the “Revolving Credit Facility”).

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

The Credit Agreement is subject to a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and a Consolidated Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $50 million in aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.  The Credit Agreement is filed as an exhibit to this annual report on Form 10-K.

Term Loan Facility

On November 17, 2017, the Company amended the Credit Agreement to reduce the interest rate for the Term Loan Facility by 50 basis points and the LIBOR “floor” was also reduced by 25 basis points.  Other terms, including the outstanding principal, maturity date and debt covenants were not amended.  Select terms on the Term Loan Facility before and after the amendment include:

	Before Amendment	After Amendment
Interest rate (Company's option)	Base rate + 5.00%; or LIBOR + 6.00%	Base rate + 4.50%; or LIBOR + 5.50%
LIBOR floor	1.00%	0.75%
Amortization	$13 million, first eight quarters; $11 million quarterly thereafter (as of original effective date)	$13 million, first eight quarters; $11 million quarterly thereafter (as of original effective date)
Maturity	September 30, 2022	September 30, 2022

The Credit Agreement – and therefore the Term Loan Facility – comprises a syndication of various lenders.  Under the terms of the Term Loan Facility, each lender is deemed to have loaned a specific amount to the Company and has the right to repayment from the Company directly.  Therefore, we concluded that the Term Loan Facility is a loan syndication under GAAP.  As such, in order to determine whether the debt was modified or extinguished as a result of the amendment, we examined the amount of principal pre- and post-amendment by individual lender.  As a result, we determined that $65 million of outstanding principal had been extinguished, even though the total outstanding principal amongst all lenders pre- and post-amendment remained unchanged.

Consequently, the amendment resulted in a pre-tax loss on debt extinguishment of $3 million related to the unamortized discount and debt issuance costs attributable to the $65 million of outstanding principal that had been considered extinguished.  There was no net impact to cash and cash equivalents, total outstanding principal remained unchanged, and no cash was exchanged between the lenders and the Company (other than customary administrative fees).  However, the statement of cash flows for the year ended December 31, 2017 will reflect $65 million in proceeds from the issuance of long-term debt, with an offsetting amount included in payments of current maturities of long-term debt.

On February 2, 2017, the Company paid in advance the full amount of required amortization payments, $50 million, for the year ended December 31, 2017 for the Term Loan Facility.

Revolving Credit Facility

Select terms on the Revolving Credit Facility include:

Interest Rate (a)	Base rate + 1.75% to 2.25%; or LIBOR + 2.75% to 3.25%
Interest due	At least quarterly (from December 31, 2016)
Maturity	September 30, 2021

(a)	Interest rate is determined based upon the Consolidated Leverage Ratio of the Company and its restricted subsidiaries.

Additional Debt Issuances Information

The fair values of the Senior Notes and Term Loan Facility, that were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy. The fair value of the Company’s debt was greater than its book value by approximately $20 million and $22 million at December 31, 2017 and December 31, 2016, respectively.

There were $75 million of borrowings under the Revolving Credit Facility as of December 31, 2017 and no borrowings as of December 31, 2016.  The weighted-average interest rate on borrowings under the Company’s Revolving Credit Facility was 4.47% during the year ended December 31, 2017 and 3.5% during the three months ended December 31, 2016.

As of December 31, 2017, the Company had $53 million in outstanding letters of credit issued under the Revolving Credit Facility.  As of December 31, 2017, the Company also had $16 million in other uncommitted credit facilities, all of which were outside the U.S. (the “Other Facilities”).  As of December 31, 2017, letters of credit and guarantees of a de minimis amount were issued and reduced availability under the Other Facilities. As of December 31, 2017, there were $75 million of borrowings under the Revolving Credit Facility and the Other Facilities (the “Combined Facilities”).

At December 31, 2017, the future maturities of debt, including capitalized leases, were as follows:

Amount
2018	$124
2019	43
2020	43
2021	43
2022	137
2023 and thereafter	450
Total (a)	$840

(a)

Excludes unamortized debt issuance costs of $4 million and $8 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $6 million related to the Company’s Term Loan Facility. These amounts do not represent contractual obligations with a fixed amount or maturity date.

The following table summarizes interest expense included in the consolidated and combined statements of operations:

	2017	2016	2015
Interest incurred	$73	$19	$—
Less: interest income	(1)	(1)	(3)
Interest expense (income), net	$72	$18	$(3)

Interest paid, net of interest received, was $69 million and $7 million for the years ended December 31, 2017 and 2016, respectively. Interest received, net of interest paid, was $1 million for the year ended December 31, 2015 as interest received was greater than interest payments for this year.

Note 12.  Earnings Per Share

During the year ended December 31, 2017, the Company issued approximately 1.0 million shares of common stock in conjunction with the Fairrington acquisition.  During the year ended December 31, 2017, no shares of common stock were purchased by the Company, however, a de minimis amount of shares were withheld from employees for tax liabilities upon vesting of equity awards.

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

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	2017	2016	2015
Net (loss) income per common share:
Basic	$(1.69)	$3.25	$2.27
Diluted	$(1.69)	$3.23	$2.27
Dividends declared per common share	$1.00	$0.25	$—
Numerator:
Net (loss) income	$(57)	$106	$74
Denominator:
Weighted-average number of common shares outstanding	33.8	32.5	32.4
Dilutive options and awards	—	0.3	—
Dilutive weighted-average number of common shares outstanding	33.8	32.8	32.4

Note 13.  Retirement Plans

Defined Benefits Overview

The Company is the sole sponsor of certain defined benefit pension plans that are included in the consolidated balance sheets as of December 31, 2017 and 2016. The Company’s primary single employer defined benefit pension plans are frozen. No new employees will be permitted to enter those plans and participants will earn no additional benefits. The assets and certain obligations of the defined benefit pension plans include plans qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Qualified Plans”) and related non-qualified benefits (the “Non-Qualified Plan”). The Qualified Plans will be funded in conformity with the applicable government regulations, such that the Company from time to time contributes at least the minimum amount required using actuarial cost methods and assumptions acceptable under government regulations. The Non-Qualified Plan is unfunded, and the Company pays retiree benefits as they become due.

The Company engages outside actuaries to assist in the determination of the obligations and costs under these plans. The Company records annual income and expense amounts relating to its pension plans based on calculations that include various actuarial assumptions such as discount rates, mortality, assumed rate of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

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

Prior to the separation, for RRD sponsored defined benefit and post-employment plans, the Company recorded net pension and postretirement income of $28 million for the nine months ended September 30, 2016 and $22 million for the year ended December 31, 2015. These amounts are reflected in cost of sales and selling, general and administrative expenses in the consolidated and combined statements of operations.

The Company made contributions totaling $6 million to its pension plans during the year ended December 31, 2017.  Based on the plans’ regulatory funded status, there are no required contributions for the Company’s primary U.S. Qualified Plan in 2018.  The required contributions in 2018, primarily for the Non-Qualified Plan, are expected to be approximately $6 million to its pension plans.

Defined Benefit Plans – Financial Information

Financial information regarding the Qualified, Non-Qualified and International plans is shown below:

	2017		2016		2015
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Interest cost	86	3	24	6	7	9
Expected return on plan assets	(153)	—	(48)	(7)	(11)	(13)
Amortization of actuarial loss	17	1	6	1	—	1
Settlement	—	—	1	—	—	—
Net periodic benefit income	$(50)	$4	$(17)	$—	$(4)	$(3)

Weighted average assumption used to calculate net periodic benefit expense:
Discount rate	4.3%	4.3%	3.8%	3.8%	4.2%	3.8%
Expected return on plan assets	6.9%	7.9%	7.2%	7.2%	6.5%	6.3%

The accumulated benefit obligation for the LSC Communications sponsored defined benefit Qualified Plans was $2,572 million and $2,439 million at December 31, 2017 and 2016, respectively.  The accumulated benefit obligation for the LSC Communications sponsored defined benefit Non-Qualified and international pension plans was $94 million and $90 million at December 31, 2017 and 2016, respectively.

	2017		2016
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Benefit obligation at beginning of year	$2,439	$92	$168	$220
Interest cost	86	3	24	6
Actuarial loss (gain)	169	5	(186)	(7)
Settlement	—	—	(30)	—
Foreign currency translation	—	—	—	(27)
Benefits paid	(122)	(5)	(39)	(10)
Plan transfers from parent company	—	—	2,502	97
Plan transfers to parent company	—	—	—	(187)
Benefit obligation at end of year	$2,572	$95	$2,439	$92

Fair value of plan assets at beginning of year	$2,249	$2	$169	$220
Actual return on assets	357	—	(93)	9
Settlement	—	—	(30)	—
Employer contributions	—	6	1	4
Foreign currency translation	—	(1)	—	(27)
Separation-related adjustment	(6)	—	—	—
Plan transfers from parent company	—	—	2,241	—
Plan transfers to parent company	—	—	—	(194)
Benefits paid	(122)	(5)	(39)	(10)
Fair value of plan assets at end of year	$2,478	2	$2,249	$2

Unfunded status at end of year	$(94)	$(93)	$(190)	$(90)

	2017		2016
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Prepaid pension cost (included in other noncurrent assets)	$—	$—	$4	$—
Accrued benefit cost (included in accrued liabilities)	—	(5)	—	(5)
Pension liabilities	(94)	(88)	(194)	(85)
Net liabilities recognized in the consolidated balance sheets	$(94)	$(93)	$(190)	$(90)

The amounts included in accumulated other comprehensive loss in the consolidated balance sheets, excluding tax effects, that have not been recognized as components of net periodic cost at December 31, 2017 and 2016 were as follows:

	2017		2016
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Accumulated other comprehensive loss
Net actuarial loss	$(674)	$(29)	$(727)	$(25)
Total	$(674)	$(29)	$(727)	$(25)

The pre-tax amounts recognized in other comprehensive loss in 2017 as components of net periodic costs were as follows:

	Qualified	Non-Qualified & International
Amortization of:
Net actuarial loss	$17	$1
Amounts arising during the period:
Net actuarial gain (loss)	36	(5)
Total	$53	$(4)

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. Unrecognized prior service costs or credits are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan’s active employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs in 2018 are shown below:

	Qualified	Non-Qualified & International
Amortization of:
Net actuarial loss	$19	$1

The weighted-average assumptions used to determine the net benefit obligation at the measurement date were as follows:

	2017		2016
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Discount rate	3.7%	3.8%	4.3%	4.3%

The following table provides a summary of pension plans with projected benefit obligations in excess of plan assets as of December 31, 2017 and 2016:

	2017		2016
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Projected benefit obligation	$2,572	$95	$2,306	$92
Fair value of plan assets	2,478	2	2,112	2

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2017 and 2016:

	2017		2016
	Qualified	Non-Qualified & International	Qualified	Non-Qualified & International
Accumulated benefit obligation	$2,572	$94	$2,306	$90
Fair value of plan assets	2,478	2	2,112	1

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

Benefit payments are expected to be paid as follows:

	Qualified	Non-Qualified & International
2018	$127	5
2019	131	5
2020	135	6
2021	138	6
2022	143	6
2023-2027	746	30

Defined Benefit Plans - Plan Assets

The Company’s overall investment approach for its primary U.S. Qualified Plan is to reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time. The expected long-term rate of return for plan assets is based upon many factors including asset allocation, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2017 for the primary U.S. Qualified Plan was approximately 55.0% for return seeking investments and approximately 45.0% for hedging investments.   Management reviews the performance of its investments on a quarterly basis.

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

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2017 and 2016:

Cash and cash equivalents—Carrying value approximates fair value. As such, these assets were classified as Level 1.  The Company also invests in certain short-term investments that are valued using the amortized cost method.  As such, these assets were classified as Level 2.

Equity—The value of individual equity securities were based on quoted prices in active markets.  As such, these assets are classified as Level 1. Additionally, this category includes underlying securities in trust-owned life insurance policies that are invested in certain equity securities. These investments are not quoted on active markets; therefore, they are classified as Level 2.

Fixed income—Fixed income securities are typically priced based on a valuation model rather than a last trade basis and are not exchange-traded. These valuation models involve utilizing dealer quotes, analyzing market information, estimating prepayment speeds and evaluating underlying collateral. Accordingly, the Company classified these fixed income securities as Level 2. Fixed income securities also include investments in various asset-backed securities that are part of a government sponsored program. The prices of these asset-backed securities were obtained by independent third parties using multi-dimensional, collateral specific prepayments tables. Inputs include monthly payment information and collateral performance. As the values of these assets was determined based on models incorporating observable inputs, these assets were classified as Level 2. Additionally, this category includes underlying securities in trust owned life insurance policies that are invested in certain fixed income securities. These investments are not quoted on active markets; therefore, they are classified as Level 2.

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

The fair values of the Company’s pension plan assets at December 31, 2017 and 2016, by asset category were as follows:

	December 31, 2017			December 31, 2016
Asset Category	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$82	$52	$30	$80	$50	$30
Equity	636	636	—	595	595	—
Fixed income	1,062	—	1,062	802	—	802
Derivatives and other	1	—	1	—	—	—
Investments measurement at NAV as a practical expedient	699	—	—	774	—	—
Total	$2,480	$688	$1,093	$2,251	$645	$832

Other Plans

Employer 401(k) Savings Plan—Effective September 2, 2016, LSC Communications initiated its own 401(k) plan. Under the LSC Savings Plan (the “Plan”), eligible employees have the option to contribute a percentage of eligible compensation on both a before-tax and after-tax basis.  Effective January 1, 2017, LSC Communications amended the Plan to provide a company match equal to $0.50 of every pre-tax and Roth 401(k) dollar a participating employee contributes to the Plan on up to the first 3.0% of such participant’s pay.

Multiemployer Pension Plans—Multiemployer plans receive contributions from two or more unrelated employers pursuant to one or more collective bargaining agreements and the assets contributed by one employer may be used to fund the benefits of all employees covered within the plan. The risk and level of uncertainty related to participating in these multiemployer pension plans differs significantly from the risk associated with the Company-sponsored defined benefit plans. For example, investment decisions are made by parties unrelated to the Company and the financial stability of other employers participating in a plan may affect the Company’s obligations under the plan.

During the years ended December 31, 2017, 2016 and 2015, the Company recorded restructuring, impairment and other charges relating to multiemployer pension plan withdrawal obligations of:

Year Ended December 31	Unrelated to Facility Closures	Related to Facility Closures	Total
2017	$4	$1	$5
2016	$3	$2	$5
2015	$3	$1	$4

Refer to Note 8, Restructuring, Impairment and Other Charges, for further details of charges related to complete or partial multiemployer pension plan withdrawal liabilities recognized in the consolidated and combined statements of operations.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in the plans and any decisions by those employers to withdraw from the plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multiemployer pension plans, including certain plans from which the Company has previously withdrawn, could have a material impact on the Company’s previously estimated withdrawal liabilities, may affect consolidated and combined statements of operations, balance sheets or cash flows.

As a result of the acquisition of Courier, the Company participates in two multiemployer pension plans, one of which the Company’s contributions are approximately 85% of the total plan contributions. Both plans are estimated to be underfunded and have a red zone status, designated as a result of low contribution funding levels, under the Pension Protection Act.

During the years ended December 31, 2017, December 31, 2016 and December 31, 2015, the Company made de minimis contributions to these multiemployer pension plans and other plans from which the Company has completely withdrawn as of December 31, 2017.

Note 14. Income Taxes

U.S. Tax Cuts and Jobs Act (“Tax Act”)

The Tax Act was enacted on December 22, 2017 and introduces significant changes to U.S. federal income tax law. Effective in 2018, the Tax Act reduces the U.S. federal corporate tax rate from 35.0% to 21.0% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income (“GILTI”) tax and the base erosion anti-abuse tax, respectively. In addition, in 2017, the Company was subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. federal income tax.

Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has made reasonable estimates of the effects and recorded provisional amounts in its financial statements for the year ended December 31, 2017.  As the Company collects and prepares necessary data, and interprets the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, it may make adjustments to the provisional amounts. Those adjustments may materially impact the Company’s provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act are expected to be completed in 2018.

The more significant tax law changes resulting from the Tax Act and related impacts to the Company in 2017 are as follows:

•

Transition tax.  A one-time transition tax on the deemed repatriation of post-1986 undistributed earnings of foreign subsidiaries. As a result of this one-time deemed repatriation, the Company recorded a provisional tax expense of $16 million during the fourth quarter of 2017.  As the Company will make an election to pay the transition tax liability in installments over eight years, $15 million of the resulting income taxes payable was recorded as noncurrent income taxes payable in the consolidated balance sheet.

•

Remeasurement of deferred taxes.  A reduction in the U.S. federal corporate tax rate from a maximum of 35.0% to a flat rate of 21.0% beginning in 2018. Although the lower tax rate takes effect in 2018, deferred tax assets and liabilities are required to be measured using the enacted tax rate expected to apply in the years in which they are expected to be settled. The Company recorded a one-time net provisional tax expense of $8 million as a result of the revaluation of the Company’s deferred tax assets and liabilities to reflect the impact of the lower future U.S. federal corporate tax rates.

•

Taxation of certain GILTI entities beginning in 2018.  This provision does not impact the Company in 2017, but could impact the Company in subsequent years and, if subject to the tax, would partially offset the benefit of the lower U.S. federal corporate tax rate.   At December 31, 2017, the Company was not able to reasonably estimate and, therefore, has not recorded deferred taxes for the GILTI provisions.  The Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future years, or in the period in which the tax is incurred.

The net provisional tax expense recognized in 2017 related to the Tax Act was $24 million. As the Company completes its analysis of the Tax Act and incorporates additional guidance that may be issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, it may identify additional effects not reflected for the year ended December 31, 2017.

Prior to the year ended December 31, 2017, the Company did not record deferred U.S., foreign or local income taxes on the book-over-tax outside basis differences of its foreign subsidiaries because such excess was considered to be indefinitely reinvested in the local country businesses. Given the one-time transition tax under the Tax Act as noted above, the Company now has the ability to repatriate to the U.S. parent the foreign cash associated with these foreign earnings with minimal additional taxes as these earnings have already been subject to U.S. federal taxes.  The Company is currently analyzing its foreign capital structure in order to determine the amount that can be repatriated to the U.S. with minimal additional taxes.

Income tax expense (benefit) information

Income taxes have been based on the following components of earnings from operations before income taxes for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
U.S.	$(71)	$129	$136
Foreign	27	28	2
Total	$(44)	$157	$138

Prior to the separation, in the Company’s combined financial statements, income tax expense and deferred tax balances were calculated on a separate return basis, although with respect to certain entities, the Company’s operations have historically been included in the tax returns filed by the respective RRD entities of which the Company’s business was a part.

The components of income tax expense (benefit) from operations for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Current
U.S. federal	$20	$54	$76
U.S. state and local	1	10	13
Foreign	7	5	13
Current income tax expense	28	69	102
Deferred
U.S. federal	(11)	(17)	(31)
U.S. state and local	(4)	(3)	(5)
Foreign	—	2	(2)
Deferred income tax benefit	(15)	(18)	(38)
Income tax expense	$13	$51	$64

Refer to Note 15, Comprehensive Income, for details of the income tax expense or benefit allocated to each component of other comprehensive loss.

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate:

	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
International investment tax credit	25.9	(1.6)	(1.8)
Foreign tax rate differential	6.5	(1.4)	0.8
State and local income taxes, net of U.S. federal income tax benefit	4.0	3.1	3.8
Domestic manufacturing deduction	1.3	(3.1)	(4.4)
Adjustment of uncertain tax positions and interest	—	—	4.4
Acquisition-related expenses	—	—	3.0
Section 162(m) limitation	(5.1)	0.3	0.5
Impairment charges	(21.8)	—	—
Change in valuation allowances	(22.6)	0.9	2.5
Impact of the Tax Act
Deferred tax effects	(19.2)	—	—
Transition tax	(36.2)	—	—
Other	1.7	(0.7)	2.7
Effective income tax rate	(30.5)%	32.5%	46.5%

Included in 2015 is a tax expense of $6 million that was recorded due to the receipt of an unfavorable court decision related to payment of prior year taxes in an international jurisdiction.

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

	2017	2016
Deferred tax assets:
Net operating losses and other tax carryforwards	$138	$106
Pension plan liabilities	58	126
Accrued liabilities	33	57
Foreign depreciation	13	10
Other	4	6
Total deferred tax assets	246	305
Valuation allowances	(115)	(87)
Net deferred tax assets	$131	$218

Deferred tax liabilities:
Accelerated depreciation	$(40)	$(91)
Other intangible assets	(30)	(56)
Inventories	(6)	(11)
Other	(5)	(5)
Total deferred tax liabilities	(81)	(163)

Net deferred tax assets	$50	$55

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Balance, beginning of year	$87	$106	$111
Current year expense-net	9	1	3
Transfer of U.K. entity to parent company	—	(7)	—
Foreign exchange and other	19	(13)	(8)
Balance, end of year	$115	$87	$106

As of December 31, 2017, the Company had domestic and foreign net operating loss deferred tax assets and other tax carryforwards of approximately $7 million and $131 million ($5 million and $101 million, respectively, at December 31, 2016), of which $133 million expires between 2018 and 2027.  Limitations on the utilization of these tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Cash payments for income taxes were $36 million, $14 million and $3 million during the years ended December 31, 2017, 2016 and 2015, respectively. There were no amounts settled with RRD for 2017.  Total amounts settled with RRD were $57 million and $88 million for 2016 and 2015, respectively.  Cash refunds for income taxes were de minimis during the year ended December 31, 2017.   There were cash refunds for income taxes of $3 million and $5 million during the years ended December 31, 2016 and 2015, respectively.

Uncertain tax positions

Changes in the Company’s unrecognized tax benefits at December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Balance, beginning of year	$—	$5	$—
Additions for tax positions of prior years	—	—	5
Settlements during the year	—	(5)	—
Foreign exchange and other	—	—	—
Balance, end of year	$—	$—	$5

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. The total interest expense, net of tax benefits, related to tax uncertainties recognized in the consolidated and combined statements of operations was expense of $0 million, $0 million and $1 million for the years ended December 31, 2017, 2016 and 2015.  No benefits were recognized for the years ended December 31, 2017, 2016, and 2015, from the reversal of accrued penalties.  There was no interest accrued related to income tax uncertainties at December 31, 2017 and 2016. There were no accrued penalties related to income tax uncertainties for years ended December 31, 2017 and 2016.

The Company has tax years from 2012 that remain open and subject to examination by the IRS, certain state taxing authorities or certain foreign tax jurisdictions.

Note 15.  Comprehensive Income

The following table summarizes the change in accumulated other comprehensive loss by component for the years ended December 31, 2017, 2016 and 2015.

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2014	$(37)	$(131)	$(168)
Other comprehensive loss before reclassifications	(10)	(28)	(38)
Amounts reclassified from accumulated other comprehensive loss	1	—	1
Net change in accumulated other comprehensive loss	(9)	(28)	(37)
Balance at December 31, 2015	$(46)	$(159)	$(205)
Other comprehensive income before reclassifications	29	5	34
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Transfer of pension plan from parent company, net	(495)	—	(495)
Transfer of U.K. entity to parent company, net	44	85	129
Net change in accumulated other comprehensive loss	(416)	90	(326)
Balance at December 31, 2016	$(462)	$(69)	$(531)
Other comprehensive income before reclassifications	23	21	44
Amounts reclassified from accumulated other comprehensive loss	11	—	11
Net change in accumulated other comprehensive loss	34	21	55
Balance at December 31, 2017	$(428)	$(48)	$(476)

On October 1, 2016, the other comprehensive loss balances related to the primary qualified and non-qualified pension plans were transferred from RRD to the Company.  Additionally, the other comprehensive loss balance related to the United Kingdom pension plan was transferred from the Company to RRD.  Refer to Note 13, Retirement Plans, for further information on the pension plans’ transfers.

Refer to the statements of comprehensive income for the components of comprehensive income for the years ended December 31, 2017, 2016 and 2015.

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 were as follows:

				Classification in the Consolidated
	2017	2016	2015	and Combined Statements of Operations
Amortization of pension plan cost:
Net actuarial loss	$18	$7	$1	(a)
Settlement	—	1	—
Reclassifications before tax	$18	$8	1
Income tax expense	7	2	—
Reclassifications, net of tax	$11	$6	$1

(a)

These accumulated other comprehensive income components are included in the calculation of net periodic pension benefits plan (income) expense that is recognized substantially all in selling, general and administrative expenses in the consolidated and combined statements of operations (refer to Note 13, Retirement Plans).

Note 16. Stock and Incentive Programs

General Terms of the Awards

The Company’s employees participate in the Company’s 2016 Performance Incentive Plan (the “2016 PIP”). Under the 2016 PIP, the Company may grant cash or bonus awards, stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards or combinations thereof to certain officers, directors and key employees. The Human Resources Committee of the Company’s Board of Directors has discretion to establish the terms and conditions for grants, including the number of shares, vesting and required service or other performance criteria. The maximum term of any award under the 2016 PIP is ten years.  Options generally expire ten years from the date of grant or five years after the date of retirement, whichever is earlier.

The rights granted to the recipient of RSAs, RSUs and performance restricted stock (“PRS”) generally accrue ratably over the restriction or vesting period, which is generally three years. RSUs and RSAs are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death or permanent disability of the grantee, termination of the grantee’s employment under certain circumstances or a change in control of the Company. Compensation expense is based on the fair market value of the awards on the date of grant expensed ratably over the periods during which restrictions lapse.

Prior to the separation, RRD maintained an incentive stock program for certain individuals, including the Company’s employees. A portion of the Company’s employees participated in RRD’s non-qualified stock options, RSUs and performance share units (“PSUs”) programs.  Share based compensation expense included expense attributable to the Company based on the award terms previously granted to the Company’s employees and an allocation of compensation expense associated with RRD’s corporate and shared functional employees.  As the share-based compensation plans were RRD’s plans, the amounts were recognized through net parent company investment on the combined balance sheets. In periods after the separation, the Company records share-based compensation expense relating to LSC Communications, RRD and Donnelley Financial awards held by its employees, officers and directors.

In connection with the separation, outstanding RRD stock options, RSUs and PSUs previously issued under RRD’s incentive stock program were adjusted and converted into new LSC Communications stock-based awards or a basket of LSC Communications, RRD and Donnelley Financial stock-based awards using a formula designed to preserve the intrinsic value and fair value of the awards immediately prior to the separation.

At the separation date, outstanding RRD options related to the 2009, 2010, 2011, and 2012 grants were modified and converted into stock options in all three companies at a conversion rate outlined in the separation and distribution agreement. Outstanding RRD RSUs granted in 2013 and 2014 were modified and converted into RSUs in all three companies as outlined in the separation and distribution agreement.  Outstanding RRD RSUs related to 2015 and 2016 grant dates were converted into RSUs in the company that the grantees were employed by at the separation date.

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

Share-Based Compensation Expense

Total compensation expense related to all share based compensation plans for the Company’s employees, officers and directors was $13 million and $8 million for the years ended December 31, 2017 and 2016.  The expense in 2016 includes $5 million of expense allocated from RRD prior to the separation.  The Company was allocated share-based compensation expense from RRD related to all share-based compensation plans of $6 million for the year ended December 31, 2015.  There were net tax benefits of $2 million, $3 million and $2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Stock Options

There were no options granted during the years ended December 2017, 2016 and 2015.

A summary of the Company’s stock option activity for LSC Communications, RRD and Donnelley Financial employees, officers and directors as of December 31, 2017 and 2016 and changes during the year ended December 31, 2017 is presented below.

	Shares Under Option (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at December 31, 2016	299	$25.32	3.3	$2
Cancelled/forfeited/expired	(2)	—
Outstanding at December 31, 2017	297	25.32	2.3	—
Vested and expected to vest at December 31, 2017	297	25.32	2.3	—
Exercisable at December 31, 2017	297	$25.32	2.3	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31, 2017 and 2016, respectively, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their in-the-money options on December 31, 2017 and 2016. This amount will change in future periods based on the fair market value of LSC Communications stock and the number of options outstanding. Total intrinsic value of options exercised for the years ended December 31, 2017 and 2016 was de minimis.

There was no compensation expense related to stock options for the year ended December 31, 2017.  Compensation expense for the years ended December 31, 2016 and 2015 was de minimis.

Restricted Stock Units

A summary of the Company’s RSU activity for LSC Communications, RRD and Donnelley Financial employees, officers and directors as of December 31, 2017 and 2016 and changes during the year ended December 31, 2017 is presented below.

	Shares (thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	652	$28.39
Granted	145	28.94
Vested	(86)	27.22
Forfeited	(7)	29.45
Nonvested at December 31, 2017	704	$28.64

During the year ended December 31, 2017, 145,120 RSUs were granted to certain executive officers and senior management. The shares are subject to time-based vesting and will cliff vest on March 2, 2020. The total potential payout for the awards is 139,090 shares as of December 31, 2017.  The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.  These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or change of control of the Company.

Compensation expense related to LSC Communications, RRD and Donnelley Financial RSUs held by Company employees, officers and directors was $9 million, $7 million and $4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $7 million of unrecognized share-based compensation expense related to approximately 0.7 million RSUs, with a weighted-average grant date fair value of $28.64, that are expected to vest over a weighted average period of 1.0 years.

Restricted Stock Awards

A summary of RSA activity for the Company’s employees as of December 31, 2017 and 2016, and changes during the year ended December 31, 2017 is presented below.

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	159	$26.26
Granted	9	26.26
Vested	(56)	26.26
Nonvested at December 31, 2017	112	$26.26

Compensation expense related to RSAs for the years ended December 31, 2017 and 2016 was $1 million and a de minimis amount, respectively.  As of December 31, 2017, there was $2 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted average period of 1.8 years.

Performance Restricted Stock

A summary of PRS activity for the Company’s employees as of December 31, 2017 and 2016, and changes during the year months ended December 31, 2017 is presented below.

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	266	$26.26
Granted	45	28.94
Vested	(89)	26.26
Nonvested at December 31, 2017	222	$26.80

During the years ended December 31, 2017 and 2016, 44,760 and 266,072 shares of PRS were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance periods for the shares awarded in 2017 and 2016 are January 1, 2017 to December 31, 2017 and October 1, 2016 to September 30, 2019, respectively.  In addition to being subject to achievement of the performance target, the shares awarded in 2017 are also subject to time-based vesting on March 2, 2020.  In addition to being subject to achievement of the performance target, the shares awarded in 2016 are also subject to time-based vesting in 3 even tranches on October 1, 2017, October 1, 2018 and October 1, 2019. 88,687 shares vested on October 1, 2017.  For all awards, the performance-based vesting and the time-based vesting must be met for the PRS to vest.

The fair value of these awards was determined on the date of grant based on the Company’s stock price.  These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or change of control of the Company.

Compensation expense for the awards granted during the year ended December 31, 2017 is being recognized based on an estimated payout of 44,760 shares. Compensation expense for the awards granted during the year ended December 31, 2016 is being recognized based on an estimated payout of 266,072 shares.  Compensation expense related to PRS for the years ended December 31, 2017 and 2016 was $3 million and $1 million, respectively. As of December 31, 2017, there was $5 million of unrecognized compensation expense related to PRS, which is expected to be recognized over a weighted average period of 1.8 years.

Performance Share Units

A summary of PSU activity for the Company’s employees as of December 31, 2017 and 2016, and changes during the year ended December 31, 2017 is presented below.

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	29	26.72
Nonvested at December 31, 2017	29	$26.72

During the year ended December 31, 2017, 28,520 PSUs were granted to certain members of senior management, payable upon the achievement of certain established performance targets. The performance period for the shares is January 1, 2017 to December 31, 2017.  In addition to being subject to achievement of the performance target, the shares are also subject to time-based vesting on March 2, 2020.  Both the performance-based vesting and the time-based vesting must be met for the PSUs to vest.

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

Compensation expense for the awards granted during the year ended December 31, 2017 is being recognized based on an estimated payout of 28,520 shares.  There was a de minimis amount of compensation expense related to PSUs for the year ended December 31, 2017. As of December 31, 2017, there was $1 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted average period of 2.2 years.

Note 17.  Segment Information

The Company’s segment, product and service offerings are summarized below:

Print

The Print segment produces magazines, catalogs, retail inserts, books, and directories. The segment also provides supply-chain management, logistics and certain other print-related services, including mail-list management and sortation, e-book formatting and distribution.  The segment has operations in the U.S., Europe and Mexico.  The Print segment is divided into the magazines, catalogs and retail inserts, book, Europe and directories reporting units.  The Print segment accounted for approximately 86% of the Company’s consolidated net sales in 2017.

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories: filing products, envelopes, note-taking products, binder products, and forms.  The Office Products segment accounted for approximately 14% of the Company’s consolidated net sales in 2017.

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

	Net Sales	Income (loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2017
Print	$3,108	$17	$1,555	$143	47
Office Products	495	42	377	15	5
Total operating segments	3,603	59	1,932	158	52
Corporate	—	(32)	82	2	8
Total operations	$3,603	$27	$2,014	$160	$60

	Net Sales	Income (loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2016
Print	$3,127	$141	$1,501	$155	$39
Office Products	527	54	323	15	3
Total operating segments	3,654	195	1,824	170	42
Corporate	—	(20)	128	1	6
Total operations	$3,654	$175	$1,952	$171	$48

	Net Sales	Income (loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Year ended December 31, 2015
Print	$3,181	$96	$1,647	$164	$38
Office Products	562	47	324	16	4
Total operating segments	3,743	143	$1,971	180	42
Corporate	—	(8)	40	1	—
Total operations	$3,743	$135	$2,011	$181	$42

Corporate assets primarily consisted of the following items at December 31, 2017, 2016 and 2015:

	2017	2016	2015
Receivables, less allowances for doubtful accounts	$19	$54	$(8)
Software	17	13	8
Cash and cash equivalents	12	45	—
Long-term investments	13	19	10
Property, plant and equipment, net	14	15	13
LIFO reserves	(57)	(58)	(67)
Deferred income tax assets, net of valuation allowance	19	24	83

Restructuring, impairment and other charges by segment for the year ended December 31, 2017, 2016 and 2015 are described in Note 4, Restructuring, Impairment and Other Charges.

Note 18. Geographic Areas

The table below presents net sales and long-lived assets by geographic region.

	North America (b)	Europe	Mexico	Consolidated & Combined
2017
Net sales	$3,226	$271	$106	$3,603
Long-lived assets (a)	607	32	36	675

2016
Net sales	$3,286	$272	$96	$3,654
Long-lived assets (a)	651	30	23	704

2015
Net sales	$3,319	$305	$119	$3,743
Long-lived assets (a)	722	43	21	786

(a) Includes net property, plant and equipment and other noncurrent assets.

(b) North America includes the United States and Canada.

Note 19.  Related Parties

On March 28, 2017, RRD completed the sale of approximately 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.

Allocations from RRD

Prior to the separation, RRD provided LSC Communications certain services, which included, but were not limited to, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight. RRD charged the Company for these services based on direct usage, when available, with the remainder allocated on a pro rata basis by revenue, headcount, or other measures.  These allocations were reflected as follows in the combined statements of operations:

	Nine months ended September 30,	Year ended December 31,
	2016	2015
Costs of goods sold	$67	$78
Selling, general and administrative	114	158
Depreciation and amortization	5	7
Total allocations from RRD	$186	$243

The Company considered the expense methodologies and financial results to be reasonable for all periods presented.  However, these allocations may not be indicative of the actual expenses that may have been incurred as an independent public company or the costs LSC Communications may incur in the future.

After the separation, the Company no longer receives or records allocations from RRD. The Company records transactions with RRD as external arms-length transactions in the Company’s consolidated financial statements.

Transactions with RR Donnelley

Revenues and Purchases

Given that RRD sold its remaining stake in LSC Communications on March 28, 2017, the following information is presented through March 31, 2017 only.

LSC Communications generates net revenue from sales to RRD’s subsidiaries.  Net revenues from related party sales were $32 million for the three months ended March 31, 2017.  Net revenues from related party sales were $87 million and $44 million for the years ended December 31, 2016 and 2015 respectively.

LSC Communications utilizes RRD for freight, logistics and premedia services.  Included in the consolidated and combined financial statements were costs of sales related to freight, logistics and premedia services purchased from RRD of $51 million for the three months ended March 31, 2017.  Such amounts were $208 million and $216 million for the years ended December 31, 2016 and 2015, respectively.  These amounts are included in the consolidated and combined statements of operations.

Note 20.  New Accounting Pronouncements

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 “Intangibles – Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”).  The standard eliminates Step 2 of the goodwill impairment test, and instead, recognizes an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated.  The standard is effective in the first quarter of 2020, with early adoption permitted on testing dates after January 1, 2017.  The Company adopted ASU 2017-04 during the third quarter of 2017.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting. For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases.  The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements and is effective in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted, however, the Company plans to adopt the standard in the first quarter of 2019.  The Company is currently evaluating the impact of the provisions of ASU 2016-02 and anticipates it will be able to complete its analysis of all potential impacts of the standard, implement any system and process changes that might be necessary and educate the appropriate employees with respect to the new standard in order to effectively adopt the standard beginning in the first quarter of 2019.

New Revenue Recognition Standard

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

The Company will adopt the standard in the first quarter of 2018.  The standard allows the option of either a full retrospective adoption, meaning the standard is applied to all periods presented, or a modified retrospective adoption approach, meaning the standard is applied only to the most current period.  The Company will adopt the standard using the modified retrospective adoption approach.

The Company assessed all aspects of the standard’s potential impact and focused further assessment on customized products, deferred revenue and certain items in inventory, which are areas that were determined could have had a material impact on the Company’s accounting for revenue.  Potential impacts on other aspects of the standard are not expected to have a material impact to the Company’s accounting for revenue.

The Company completed the evaluation of whether the accounting for revenue of customized products should be over time or at a point in time under the new standard.  Based on analysis of specific terms associated with current customer contracts, the Company has concluded that revenue should be recognized at a point in time for substantially all customized products.  This treatment is consistent with revenue recognition under the current guidance, where revenue is recognized when the products are completed and shipped to the customer (dependent upon specific shipping terms).  As revenue recognition is dependent upon individual contractual terms, the Company will continue its evaluation of any new or amended contracts entered into, including contracts that the Company might assume as a result of acquisition activity.  Any contracts whereby revenue for customized products should be recognized over time, as opposed to a point in time, are expected to be immaterial due to the de minimis nature of any particular order under such contracts in production at any given point in time.

With respect to deferred revenue and certain items in inventory, the Company has determined the following situations will be impacted by ASC 606:

•

Completed production billed to the customer but not yet shipped.  Under current guidance, for a majority of these situations the Company defers revenue for completed production items for which the customer has requested to be billed (or for which the Company is entitled to bill under the contract), but for which the production items have not yet shipped to the customer.  Under ASC 606, based upon our evaluation of the contractual terms, the Company is typically able to recognize revenue once the production is completed depending on the specific facts and circumstances.

•

Completed production held in inventory (including consigned inventory).  With certain customer contracts, the Company is permitted to complete a pre-defined amount of product and hold such inventory until the customer requests shipment (which generally is required to be delivered in the same year as production).  For these items, the Company has the contractual right to receive payment once the production is completed, regardless of the ultimate delivery date.  Under current guidance, the Company holds this as inventory and recognizes revenue upon shipment to the customer.  Under ASC 606, based upon our evaluation of the contractual terms, the Company will be able to recognize revenue once the production is completed.

•

Safety stock.  In very limited situations, the Company is permitted to produce and hold in inventory a pre-defined amount of safety stock.  Similar to completed production held in inventory, for these items the Company has the contractual right to receive payment for the pre-defined amount once the production is completed, regardless of the ultimate delivery date.  Under current guidance, the Company holds this as inventory and recognizes revenue upon shipment to the customer.  Under ASC 606, based upon our evaluation of the contractual terms, the Company will be able to recognize revenue once the production is completed.

Upon adoption of ASC 606, the Company is required to eliminate any deferred revenue and inventory associated with the above three categories against its accumulated deficit within total equity.  Based upon the balances that existed as of December 31, 2017, the Company will record a decrease (i.e. credit) to accumulated deficit of $12 million ($9 million net of tax) in the first quarter of 2018.

The Company completed an analysis of historical periods, assuming the guidance under ASC 606 was applied to those historical periods for the three categories mentioned above.  The analysis yielded an immaterial difference in the timing and amount of revenue and gross margin recognized under current guidance and that under ASC 606 guidance.  Therefore, we anticipate that the adoption of ASC 606 will not have a material impact to the Company in future periods with respect to the three categories mentioned above; however, we are not able to predict whether such historical patterns, timing and level of activity will continue into future periods.  Regardless, adoption of ASC 606 will not impact the timing of cash flows as the billing terms with our customers remain unchanged.

Note 21.  Subsequent Events

On February 15, 2018, the Company’s Board of Directors approved an initial share repurchase authorization of up to $20 million of common stock under which the Company may buy back LSC Communications’ shares at its discretion from February 15, 2018 through August 15, 2019. The Company expects to fund the repurchases, if any, from a combination of cash on hand, cash flow and borrowings under its Revolving Credit Facility.

UNAUDITED INTERIM FINANCIAL INFORMATION

(tabular amounts in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2017
Net sales	$821	$848	$935	$999	$3,603
Cost of sales	692	705	778	851	3,026
Income (loss) from operations	18	19	(7)	(3)	27
Net (loss) income	(1)	5	(3)	(58)	(57)
Net (loss) earnings per basic share (a)	(0.02)	0.13	(0.07)	(1.68)	(1.69)
Net (loss) earnings per diluted share (a)	(0.02)	0.12	(0.07)	(1.68)	(1.69)

2016
Net sales	$880	$906	$949	$919	$3,654
Cost of sales	722	745	783	781	3,031
Income from operations	47	44	57	27	175
Net income	31	28	38	9	106
Net earnings per basic share (a)	0.95	0.87	1.17	0.26	3.25
Net earnings per diluted share (a)	0.95	0.87	1.17	0.26	3.23

(a)

On October 1, 2016, RRD distributed approximately 26.2 million shares of LSC Communications common stock to RRD stockholders.  RRD retained an additional 6.2 million shares that were sold on March 28, 2017.  The computation of net (loss) earnings per basic and diluted shares for periods prior to the separation was calculated using the shares distributed and retained by RRD on October 1, 2016, 32.4 million.  As basic and diluted EPS were computed independently for each of the periods presented, the sum of the quarterly EPS amounts do not equal the total. Refer to Note 1, Overview and Basis of Presentation, to the consolidated and combined financial statements for information on the separation.

The amounts above reflect the results of acquired businesses from the relevant acquisition dates and include the following significant items:

	Pre-tax					After-tax
Year ended December 31, 2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Separation-related expenses	$1	$2	$1	$—	$4	$1	$1	$1	$—	$3
Purchase accounting adjustments	—	—	1	(2)	(1)	—	—	1	(2)	(1)
Acquisition-related expenses	—	1	2	2	5	—	1	1	1	3
Loss on debt extinguishment	—	—	—	3	3	—	—	—	2	2
Restructuring, impairment and other charges-net	6	21	60	42	129	3	14	25	50	92

	Pre-tax					After-tax
Year ended December 31, 2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Separation-related expenses	$—	$—	$1	$4	$5	$—	$—	$1	$2	$3
Pension settlement charge	—	1	—	—	1	—	—	—	—	—
Restructuring, impairment and other charges-net	3	5	3	7	18	2	3	3	4	12

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

10.4

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.5

LSC Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.6

Supplemental Executive Retirement Plan-B for Designated Executives effective January 1, 2001 as amended effective December 31, 2004, January 1, 2005 and September 30, 2016 (the “SERP-B”) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.7

LSC Communications Annual Incentive Plan as amended and restated (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.8

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.9

Amendment to Employment Agreement, dated as of October 25, 2017, between LSC Communications, Inc. and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017)*

10.10

Key Employee Severance Plan effective October 25, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

10.11	Form of Participation Agreement for the Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 19, 2018)*

10.12

Participation Agreement between Suzanne S. Bettman and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.13

Participation Agreement between Andrew B. Coxhead and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.14

Participation Agreement between Kent A. Hansen and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.15

Participation Agreement between Richard T. Lane and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.16

Form of Stock Option Award Agreement (for 2009 to 2012) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.17

Form of Performance Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.18

Form of Founder’s Award (Restricted Stock) Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.19

Form of Performance Restricted Stock Award (for 2017) (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

10.20	Form of Performance Unit Award Agreement (for 2018) (filed herewith)*

10.21

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

10.24	Form of Stock Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

10.25	Form of Restricted Stock Unit Award Agreement (for 2018) (filed herewith)*

10.26

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.27

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors as amended to March 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.28

Non-Employee Director Compensation Plan amended as of October 26, 2017 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

10.29

Form of Director Restricted Stock Unit Award as amended (for 2004-2007) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.30

Form of Director Restricted Stock Unit Award (for 2014-2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.31

Form of Director Restricted Stock Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017)*

10.32

Form of Director Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

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

___________________________

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 2018.

LSC COMMUNICATIONS, INC.

By:	/ S / Andrew B. Coxhead
Andrew B. Coxhead Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 22nd day of February 2018.

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

S-1