Form 10-Q
period 2018-03-31
LSC Communications, Inc.
filed 2018-05-03
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of April 27, 2018, 34,962,612 shares of common stock were outstanding.

LSC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

TABLE OF CONTENTS

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(UNAUDITED)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$23	$34
Receivables, less allowances for doubtful accounts of $13 in 2018 (2017: $11)	694	727
Inventories (Note 4)	242	238
Prepaid expenses and other current assets	53	47
Total current assets	1,012	1,046
Property, plant and equipment-net (Note 5)	565	576
Goodwill (Note 6)	82	82
Other intangible assets-net (Note 6)	155	160
Deferred income taxes	45	51
Other noncurrent assets	98	99
Total assets	$1,957	$2,014
LIABILITIES
Accounts payable	$329	$406
Accrued liabilities	238	239
Short-term and current portion of long-term debt (Note 9)	176	123
Total current liabilities	743	768
Long-term debt (Note 9)	689	699
Pension liabilities	164	182
Restructuring and multi-employer pension liabilities (Note 7)	48	49
Other noncurrent liabilities	66	68
Total liabilities	1,710	1,766

Commitments and contingencies (Note 8)

EQUITY (Note 10)
Common stock, $0.01 par value
Authorized: 65,000,000 shares;
Issued: 34,830,180 shares in 2018 (2017: 34,610,931)	—	—
Additional paid-in-capital	819	816
Accumulated deficit	(4)	(90)
Accumulated other comprehensive loss (Note 13)	(564)	(476)
Treasury stock, at cost: 201,971 shares in 2018 (2017: 100,256)	(4)	(2)
Total equity	247	248
Total liabilities and equity	$1,957	$2,014

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Net sales	$929	$821
Cost of sales	808	692
Selling, general and administrative expenses (exclusive of depreciation and amortization)	83	76
Restructuring, impairment and other charges-net (Note 7)	6	6
Depreciation and amortization	38	40
(Loss) income from operations	(6)	7
Interest expense-net	20	17
Investment and other (income)-net	(11)	(11)
(Loss) income before income taxes	(15)	1
Income tax (benefit) expense	(4)	2
Net loss	$(11)	$(1)

Net loss per common share (Note 11):
Basic net loss per share	$(0.32)	$(0.02)
Diluted net loss per share	$(0.32)	$(0.02)

Dividends declared per common share	$0.26	$0.25

Weighted average number of common shares outstanding:
Basic	34.7	32.6
Diluted	34.7	32.6

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Net loss	$(11)	$(1)

Other comprehensive income, net of tax (Note 13)
Translation adjustments	5	9
Adjustments for net periodic pension plan cost	4	3
Other comprehensive income	9	12
Comprehensive (loss) income	$(2)	$11

The adjustments for net pension plan cost were net of income tax expense of $1 million for each of the three months ended March 31, 2018 and 2017.

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(11)	$(1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	38	40
Provision for doubtful accounts receivable	2	1
Share-based compensation	3	3
Deferred income taxes	3	1
Other	2	1
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable – net	56	40
Inventories	(33)	(4)
Prepaid expenses and other current assets	1	(1)
Accounts payable	(75)	3
Income taxes payable and receivable	(8)	(1)
Accrued liabilities and other	(2)	(18)
Net cash (used in) provided by operating activities	(24)	64

Cash Flows from Investing Activities
Capital expenditures	(20)	(21)
Acquisitions of businesses, net of cash acquired	1	(4)
Net cash used in investing activities	(19)	(25)

Cash Flows from Financing Activities
Payments of current maturities and long-term debt	(13)	(51)
Net proceeds from credit facility borrowings	55	—
Proceeds from issuance of common stock	—	18
Dividends paid	(9)	(8)
Payments to RRD – net	—	(7)
Other financing activities	(2)	—
Net cash provided by (used in) financing activities	31	(48)

Effect of exchange rate on cash and cash equivalents	1	3
Net decrease in cash, cash equivalents and restricted cash	(11)	(6)
Cash, cash equivalents and restricted cash at beginning of year	35	97
Cash, cash equivalents and restricted cash at end of period	$24	$91

Reconciliation to the Condensed Consolidated Balance Sheets
	As of March 31, 2018	As of December 31, 2017
Cash and cash equivalents	$23	$34
Restricted cash included in Prepaid expenses and other current assets	1	1
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$24	$35

See Notes to the Condensed Consolidated Financial Statements

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

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

Description of Separation

On October 1, 2016 (the “separation date”), R. R. Donnelley & Sons Company (“RRD” or the “Parent”) completed the previously announced separation (the “separation”) into three separate independent publicly-traded companies: (i) its publishing and retail-centric print services and office products business (“LSC Communications”); (ii) its financial communications services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and (iii) a global, customized multichannel communications management company, which is the business of RRD after the separation.  To effect the separation, RRD undertook a series of transactions to separate net assets and legal entities.  RRD completed the distribution (the “distribution”) of 80.75% of the outstanding common stock of LSC Communications and Donnelley Financial to RRD stockholders on October 1, 2016.  RRD retained a 19.25% ownership stake in both LSC Communications and Donnelley Financial.  On October 1, 2016, RRD stockholders of record as of the close of business on September 23, 2016 (“the record date”) received one share of LSC Communications common stock and one share of Donnelley Financial common stock for every eight shares of RRD common stock held as of the record date.  On March 28, 2017, RRD completed the sale of approximately 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.

Basis of Presentation

The condensed consolidated financial statements include the balance sheets, statements of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).  All intercompany transactions have been eliminated in consolidation.  These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

Certain prior year amounts were restated to conform to the Company’s current statement of operations and cash flows classifications.

The Company adopted Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) in the first quarter of 2018.  As a result of the adoption of ASU 2017-07, the Company will reclassify $46 million and $45 million related to the years ended December 31, 2017 and 2016, respectively, of net pension income out of income from operations to a line item outside of income from operations, resulting in no impact to net income.  In the first quarter of 2018, $11 million of net pension income was reclassified from selling, general and administrative expenses to investment and other income-net in the condensed consolidated statement of operations for the three months ended March 31, 2017.

The Company adopted Accounting Standards Update No. 2016-18 “Statements of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”) in the first quarter of 2018.  The standard requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The standard does not provide a definition of restricted cash or restricted cash equivalents.  The standard requires a retrospective transition method to be applied to each period presented.  The Company included a reconciliation of beginning-of-period and end-of-period amounts in condensed consolidated statements of cash flows to the condensed consolidated balance sheets.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

U.S. Tax Cuts and Jobs Act (“Tax Act”)

The Company’s accounting for the Tax Act remains provisional for amounts recorded as of December 31, 2017.  As disclosed in the Company’s annual report on Form 10-K (Note 14, Income Taxes) for the year ended December 31, 2017, the Company was able to reasonably estimate certain effects, and therefore, recorded provisional adjustments associated with the one-time transition tax on the deemed repatriation of post-1986 undistributed earnings of foreign subsidiaries and the remeasurement of deferred taxes.  The Company has not recorded any potential deferred tax effects related to global intangible low-taxed income (“GILTI”) and has not made a policy decision regarding whether to record deferred taxes on GILTI or in the period in which the tax is incurred.

The Company has not made any additional measurement-period adjustments related to these items during the three months ended March 31, 2018.  The Company is continuing to gather additional information to complete the accounting for these items and expects to complete the accounting within the prescribed measurement period.

Note 2.  Business Combinations

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

On November 9, 2017, the Company acquired Quality Park, a producer of envelopes, mailing supplies and assorted packaging items.  The acquisition enhanced the Company’s office products offerings.  The total purchase price was $41 million in cash, resulting in a bargain purchase gain of $2 million.  We reassessed the recognition and measurement of identifiable assets and liabilities acquired and concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates were appropriate.

On September 7, 2017, the Company acquired Publishers Press, a printing provider with capabilities such as web-offset printing, prepress and distribution services for magazines and retail brands.  The acquisition enhanced the Company’s printing capabilities.  The total purchase price was $68 million in cash, of which $1 million was recorded in goodwill.

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

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

The preliminary tax deductible goodwill related to the Clark Group, Quality Park, Publishers Press, NECI, CREEL, Fairrington, and HudsonYards acquisitions was $38 million.

The purchase price allocations for the Clark Group and Quality Park are preliminary as of March 31, 2018 because the valuations necessary to assess the fair values of the net assets and liabilities acquired are still in process.  The primary areas that are not yet finalized relate to the valuation of certain assets and liabilities.  The final purchase price allocations may differ from what is currently reflected in the condensed consolidated financial statements and could affect goodwill impairment in the future.  The purchase price allocations for Publishers Press, NECI, CREEL, Fairrington, and HudsonYards are final as of March 31, 2018.  There were no significant changes to the purchase price allocations for all acquisitions as of March 31, 2018 compared to the disclosed purchase price allocations in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

The purchase price allocations for the material acquisitions noted above were as follows:

	Clark Group	Quality Park	Publishers Press	CREEL	Fairrington
Accounts Receivable	$6	$19	$27	$12	$6
Inventories	—	27	13	5	—
Prepaid expenses and other current assets	—	1	1	1	—
Property, plant and equipment	—	8	36	20	6
Other intangible assets	14	1	—	23	17
Other noncurrent assets	—	—	1	—	1
Goodwill (bargain purchase)	16	(2)	1	26	22
Accounts payable and accrued liabilities	(8)	(11)	(14)	(9)	(4)
Deferred taxes – net	(3)	(2)	—	—	(9)
Purchase price, net of cash acquired	$25	$41	$65	$78	$39
Less: value of common stock issued	—	—	—	—	20
Less: accrued but unpaid contingent consideration	—	—	—	1	—
Net cash paid:	$25	$41	$65	$77	$19

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company is required to test its goodwill for impairment annually, or more often if there is an indication that goodwill might be impaired.  Given the historical valuations of the magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the reporting unit due to the acquisitions completed during the year ended December 31, 2017, the Company determined it necessary to perform goodwill impairment reviews on this reporting unit as of September 30, 2017, and again as of December 31, 2017 due to the acquisitions that were completed after September 30, 2017.

As a result of the goodwill impairment tests, and consistent with prior goodwill impairment tests, the magazines, catalogs and retail inserts reporting unit’s fair value continued to be at a value below its carrying value.  This is primarily due to the negative revenue trends experienced in recent years that are only partially offset by the impact of the new acquisitions.   The charges to recognize the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit were $55 million and $18 million during the three months ended September 30, 2017 and December 31, 2017, respectively.  The total charge was $73 million for 2017, resulting in zero goodwill associated with the magazines, catalogs and retail inserts reporting unit as of December 31, 2017.

As a result of a $1 million adjustment of previously recorded goodwill associated with the 2017 acquisitions, there was a reduction of goodwill impairment charges of $1 million during the three months ended March 31, 2018.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

The fair values of goodwill, other intangible assets and property, plant and equipment associated with the acquisitions were determined to be Level 3 under the fair value hierarchy, which included discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions for the goodwill impairment charges.  Property, plant and equipment values were estimated using either the cost or market approach, if a secondhand market existed.

For the three months ended March 31, 2018 and 2017, the Company recorded $1 million and a de minimis amount of acquisition-related expenses, respectively, associated with the completed and contemplated acquisitions described above within selling, general and administrative expenses in the condensed consolidated statements of operations.

Pro forma results

The following unaudited pro forma financial information for the three months ended March 31, 2018 and 2017 presents the condensed consolidated statements of operations of the Company and the acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to the acquisitions.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated statements of operations that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of operations.  Pro forma adjustments are tax-effected at the applicable statutory tax rates.

	Three Months Ended
	March 31,
	2018	2017
Net sales	$929	$943
Net loss	(10)	(3)
Net loss per common share
Basic	$(0.29)	$(0.09)
Diluted	$(0.29)	$(0.09)

The following table outlines unaudited pro forma financial information for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Amortization of purchased intangibles	$5	$5

Additionally, the nonrecurring pro forma adjustments affecting net loss for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Acquisition-related expenses, pre-tax	$—	$(1)
Restructuring, impairment and other charges, pre-tax	—	(1)
Other pro forma adjustments, pre-tax	—	1
Income taxes	—	1

Note: A negative number in the table above represents a decrease to income in pro forma net income.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 3.  Revenue Recognition

Financial Statement Impact of Adopting ASC 606

The Company adopted Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”, or the “standard”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.  The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared and continue to be reported under the guidance of ASC 605, Revenue Recognition, which is also referred to herein as "previous guidance."

The Company assessed all aspects of the standard’s potential impact and focused further assessment on customized products, deferred revenue and certain items in inventory, which are areas that were determined could have had a material impact on the Company’s accounting for revenue.  Potential impacts of other aspects of the standard have not had a material impact to the Company’s accounting for revenue.

The Company completed the evaluation of whether the accounting for revenue from customized products should be over time or at a point in time under the standard.  Based on analysis of specific terms associated with current customer contracts, the Company concluded that revenue should be recognized at a point in time for substantially all customized products.  This treatment is consistent with revenue recognition under previous guidance, where revenue was recognized when the products were completed and shipped to the customer (dependent upon specific shipping terms).  Any contracts whereby revenue for customized products should be recognized over time, as opposed to a point in time, are immaterial due to the de minimis nature of any particular order under such contracts in production at any given point in time.  As revenue recognition is dependent upon individual contractual terms, the Company will continue its evaluation of any new or amended contracts entered into, including contracts that the Company might assume as a result of acquisition activity.

With respect to deferred revenue and certain items in inventory, the Company determined ASC 606 impacted the following situations:

•

Completed production billed to the customer but not yet shipped:  Under previous guidance, for a majority of these situations the Company deferred revenue for completed production items for which the customer had requested to be billed (or for which the Company is entitled to bill under the contract), but for which the production items had not yet shipped to the customer. Under ASC 606, based upon our evaluation of the contractual terms, the Company is typically able to recognize revenue once it completes production depending on the specific facts and circumstances.

•

Completed production held in inventory (including consigned inventory):  With certain customer contracts, the Company is permitted to complete a pre-defined amount of product and hold such inventory until the customer requests shipment (which generally is required to be delivered in the same year as production).  For these items, the Company has the contractual right to receive payment once the production is completed, regardless of the ultimate delivery date.  Under previous guidance, the Company held this as inventory and recognized revenue upon shipment to the customer.  Under ASC 606, based upon our evaluation of the contractual terms, the Company will be able to recognize revenue once it completes production.

•

Safety stock:  In very limited situations, the Company is permitted to produce and hold in inventory a pre-defined amount of safety stock.  Similar to completed production held in inventory, for these items the Company has the contractual right to receive payment for the pre-defined amount once the production is completed, regardless of the ultimate delivery date.  Under previous guidance, the Company held this as inventory and recognized revenue upon shipment to the customer. Under ASC 606, based upon our evaluation of the contractual terms, the Company is able to recognize revenue once it completes production.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

Upon adoption of ASC 606, the Company eliminated any deferred revenue and inventory associated with the above three categories against its accumulated deficit within total equity.  Based upon the balances that existed as of December 31, 2017, the Company recorded adjustments to the following accounts as of January 1, 2018:

	As Reported	Adjustments	Adjusted
	December 31,	Adoption of	January 1,
	2017	ASC 606	2018
Assets
Receivables, net	$727	$32	$759
Inventories	238	(32)	206
Deferred income taxes	51	(3)	48

Liabilities
Accrued liabilities	$239	$(12)	$227

Equity
(Accumulated deficit) retained earnings	$(90)	$9	$(81)

As a result of the above adjustments, total assets decreased by $3 million, total liabilities decreased by $12 million and total equity increased by $9 million.  The equity adjustment was net of tax of $3 million.

The following tables compare impacted accounts from the reported condensed consolidated balance sheet and statement of operations, as of and for the three months ended March 31, 2018, to their pro forma amounts had the previous guidance been in effect:

	As of March 31, 2018
	As Reported	Adjustments Adoption of ASC 606	Pro forma as if the previous standard was in effect
Assets
Receivables, net	$694	$(27)	$667
Inventories	242	9	251
Deferred income taxes	45	3	48

Liabilities
Accrued liabilities	$238	$8	$246

Equity
Accumulated deficit	$(4)	$(7)	$(11)

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

The difference between the reported balances and the pro forma balances above is due to the deferred revenue and inventory in the pro forma balances associated with completed production billed to the customer but not yet shipped, completed production held in inventory (including consigned inventory) and safety stock.

	Three Months Ended March 31, 2018
	As Reported	Adjustments Adoption of ASC 606	Pro forma as if the previous standard was in effect
Net sales	$929	$10	$939
Cost of sales	808	8	816
Income tax benefit	(4)	—	(4)

Net earnings per common share
Basic net earnings per share	$(0.32)	$0.06	$(0.26)
Diluted net earnings per share	(0.32)	0.06	(0.26)

The differences between the reported balances and the pro forma balances above are due to the following impacts:

•

The completed production items for which control has passed to the customer and the customer had requested to be billed (or for which the Company is entitled to bill under the contract), but for which the production items had not yet shipped.  Under ASC 606, the Company recognizes revenue for items for which control has passed to the customer, which is typically once it completes production, while under previous guidance revenue would have been deferred until the production items were shipped.

•

Variable consideration relating to paper over-consumption penalties and under-consumption credits that are part of certain customer contracts and were previously recorded in cost of sales are now recorded within revenue.

The adoption of ASC 606 had no impact on the Company’s cash flows from operating activities.

Revenue Recognition Policy

The Company recognizes revenue at a point in time for substantially all customized products.  The point in time when revenue is recognized is when the performance obligation has been completed and the customer obtains control of the products, which is generally upon shipment to the customer (dependent upon specific shipping terms).

Under agreements with certain customers, custom products may be stored by the Company for future delivery.  Based upon contractual terms, the Company is typically able to recognize revenue once the performance obligation is satisfied and the customer obtains control of the completed product, usually when it completes production (depending on the specific facts and circumstances).  In these situations, the Company may also receive a logistics or warehouse management fee for the services it provides, which the Company recognizes over time as the services are provided.

With certain customer contracts, the Company is permitted to complete a pre-defined amount of custom products and hold such inventory until the customer requests shipment (which generally is required to be delivered in the same year as production).  For these items, which include consigned inventory, the Company has the contractual right to receive payment once the production is completed, regardless of the ultimate delivery date.  Based upon contractual terms, the Company recognizes revenue once the performance obligation has been satisfied and the customer obtains control of the completed products, usually when production is completed.

In very limited situations, the Company is permitted to produce and hold in inventory a pre-defined amount of custom products as safety stock.  Similar to completed production held in inventory, for these items the Company has the contractual right to receive payment for the pre-defined amount once the production is completed, regardless of the ultimate delivery date.  Based upon our evaluation of the contractual terms, the Company is able to recognize revenue once the performance obligation has been satisfied and the customer obtains control of the completed products, usually when production is completed.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

Revenue from the Company’s print related services (including list processing, mail sortation services and supply chain management) is recognized as services are completed over time.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services, which is based on transaction prices set forth in contracts with customers and an estimate of variable consideration, as applicable.

Variable consideration results from volume rebates, fixed rebates, penalties or credits for paper consumption, and sales discounts that are offered within contracts between the Company and its customers and are recognized in the period the related revenue is recognized. Estimates of variable consideration are based on stated contract terms and an analysis of historical experience.  The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.  For contracts with multiple performance obligations, such as co-mail and catalog production, the transaction price allocated to each performance obligation is based on the price stated in the customer contract, which represents our best estimate of the standalone selling price of each distinct good or service in the contract.

Billings for shipping and handling costs are recorded gross.  The Company made an accounting policy election under ASC 606 to account for shipping and handling after the customer obtains control of the good as fulfillment activities rather than as a separate service to the customer.  As a result, the Company accrues the costs of the shipping and handling if revenue is recognized for the related good before the fulfillment activities occur.

Many of the Company’s operations process materials, primarily paper, that may be supplied directly by customers or may be purchased by the Company and sold to customers as part of the end product.  No revenue is recognized for customer-supplied paper, but revenues for Company-supplied paper are recognized on a gross basis.  As a result, the Company’s reported sales and margins may be impacted by the mix of customer-supplied paper and Company-supplied paper.

The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

Contracts do not contain a significant financing component as payment terms on invoiced amounts are typically between 30 to 120 days, based on the Company’s credit assessment of individual customers, as well as industry expectations.

The timing of revenue recognition, billings and cash collections results in accounts receivable and unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheet.  Revenue recognition generally coincides with the Company’s contractual right to consideration and the issuance of invoices to customers.  Depending on the nature of the performance obligation and arrangements with customers, the timing of the issuance of invoices may result in contract assets or contract liabilities.  Contract assets related to unbilled receivables are recognized for satisfied performance obligations for which the Company cannot yet issue an invoice.  Contract liabilities result from advances or deposits from our customers on performance obligations not yet satisfied.

Because the majority of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer returns at the time of sale.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

Disaggregated Revenue

The following table provides information about disaggregated revenue by major products/service lines and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

	Three Months Ended March 31, 2018
	Print	Office Products	Total
Major Products/Service Lines
Book (a)	$249	$—	$249

Magazines, Catalogs and Retail Inserts (b)	$526	$—	$526
North America	468	—	468
Europe	58	—	58

Directories	$31	$—	$31
North America	27	—	27
Europe	4	—	4

Office Products	$—	$123	$123
Total	$806	$123	$929

Timing of Revenue Recognition
Products and services transferred at a point in time	$702	$123	$825
Products and services transferred over time	104	—	104
Total	$806	$123	$929
(a)	Includes the pre media services, e-book formatting and supply chain management associated with book production.
(b)	Includes pre-media, co-mail and logistics services associated with the production of catalogs and magazines.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	As of March 31, 2018	As of January 1, 2018
Trade receivables	$584	$647
Short-term contract assets	28	31
Long-term contract assets	34	36
Short-term contract liabilities	18	21

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	As of March 31, 2018
	Contract Assets	Contract Liabilities
Revenue recognized that was included in contract liabilities as of January 1, 2018	$—	$(17)
Increases due to cash received	—	14
Payment of contract acquisition costs	1	—
Additions to unbilled accounts receivable	15	—
Amortization of contract acquisition costs	(3)	—
Unbilled accounts receivable recognized as receivables	(18)	—

Transactions affecting the allowances for doubtful accounts receivable balance during the three months ended March 31, 2018 were as follows:

As of March 31, 2018
Balance, beginning of year	$11
Provisions charged to expense	2
Balance, end of period	$13

Contract Acquisition Costs

In connection with the adoption of ASC 606, we are required to capitalize certain contract acquisition costs.  As of December 31, 2017 under previous guidance, we had capitalized $36 million in contract acquisition costs related to contracts that were not completed.  The Company did not have any other costs that were required to be capitalized on January 1, 2018 with the adoption of ASC 606.  For contracts that have a duration of less than one year, the Company follows the ASC 606 practical expedient approach and expenses these costs when incurred; for contracts with life exceeding one year, the Company records these costs in proportion to each completed contract performance obligation.  In the three months ended March 31, 2018, the amount of amortization was $3 million and there was no impairment loss in relation to costs capitalized.

Note 4.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
Raw materials and manufacturing supplies	$138	$114
Work in process	65	69
Finished goods	96	112
Last in, first out reserve ("LIFO")	(57)	(57)
Total	$242	$238

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 5.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
Land	$46	$45
Buildings	748	739
Machinery and equipment	4,111	4,012
	4,905	4,796
Accumulated depreciation	(4,340)	(4,220)
Total	$565	$576

During the three months ended March 31, 2018 and 2017, depreciation expense was $31 million and $35 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $7 million each at March 31, 2018 and December 31, 2017.  These assets were included in other current assets in the condensed consolidated balance sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2018 were as follows:

	Print	Office Products	Total
Net book value as of December 31, 2017
Goodwill	$934	$110	$1,044
Accumulated impairment losses	(883)	(79)	(962)
Total	51	31	82
Net book value as of March 31, 2018
Goodwill	936	110	1,046
Accumulated impairment losses	(885)	(79)	(964)
Total	$51	$31	$82

The components of other intangible assets at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$256	$(129)	$127	$256	$(125)	$131
Trade names	9	(5)	4	9	(4)	5
Total amortizable other intangible assets	265	(134)	131	265	(129)	136
Indefinite-lived trade names	24	—	24	24	—	24
Total other intangible assets	$289	$(134)	$155	$289	$(129)	$160

During the three months ended March 31, 2018 and 2017, amortization expense for other intangible assets was $5 million and $4 million, respectively.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2018	$17
2019	16
2020	16
2021	14
2022	13
2023 and thereafter	60
Total	$136

Note 7.  Restructuring, Impairment and Other Charges

For the three months ended March 31, 2018 and 2017, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended March 31, 2018	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$3	$3	$6	$(1)	$—	$5
Office Products	1	—	1	—	—	1
Total	$4	$3	$7	$(1)	$—	$6

Three Months Ended March 31, 2017	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$3	$1	$4	$—	$1	$5
Office Products	1	—	1	—	—	1
Total	$4	$1	$5	$—	$1	$6

Restructuring and Impairment Charges

For the three months ended March 31, 2018, the Company incurred employee-related restructuring charges of $4 million for an aggregate of 196 employees, of whom 132 were terminated as of or prior to March 31, 2018.  These charges primarily related to the closure of one facility in the Print segment and the reorganization of certain business units.  The Company incurred other restructuring charges of $3 million for the three months ended March 31, 2018 for facility costs and pension withdrawal obligations related to facility closures.

As a result of a $1 million adjustment of previously recorded goodwill associated with the 2017 acquisitions, there was a reduction of $1 million of goodwill impairment charges during the three months ended March 31, 2018.  Refer to Note 2, Business Combinations, for more information.

For the three months ended March 31, 2017, employee-related restructuring charges of $4 million related to an aggregate of 198 employees, substantially all of whom were terminated as of or prior to March 31, 2018.  These charges primarily related to the reorganization of certain business units and corporate functions.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

Other Charges

For the three months ended March 31, 2018, the Company recorded a de minimis amount of other charges for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included $3 million in accrued liabilities and $19 million in restructuring and multiemployer pension liabilities at March 31, 2018.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in such plans and any decisions by those employers to withdraw from such plans in the future.  While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multiemployer pension plans, including certain plans from which the Company has previously withdrawn, could have a material effect on the Company’s previously estimated withdrawal liabilities and condensed consolidated balance sheets, statements of operations and cash flows.

For the three months ended March 31, 2017, the Company recorded other charges of $1 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.

Restructuring Reserve

The restructuring reserve as of March 31, 2018 and December 31, 2017, and changes during the three months ended March 31, 2018 were as follows:

	December 31, 2017	Restructuring Charges	Other	Cash Paid	March 31, 2018
Employee terminations	$8	$4	$—	$(3)	$9
Multiemployer pension plan withdrawal obligations	16	1	19	(1)	35
Other	2	2	—	(2)	2
Total	$26	$7	$19	$(6)	$46

The current portion of restructuring reserves of $17 million at March 31, 2018 was included in accrued liabilities, while the long-term portion of $29 million, which primarily related to multiemployer pension plan withdrawal obligations related to facility closures, was included in restructuring and multiemployer pension liabilities at March 31, 2018.

During the three months ended March 31, 2018, the Company reclassified $19 million of multiemployer pension plan withdrawal obligations from non-restructuring liabilities to restructuring liabilities, of which $3 million and $16 million were recorded in the current and long-term portions of the reserves, respectively.  The reclassification was primarily due to a facility closure in the Print segment during the three months ended March 31, 2018.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by March 31, 2019.

Payments on all of the Company’s multiemployer pension plan withdrawal obligations are scheduled to be completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multiemployer pension plan withdrawals.

The restructuring liabilities classified as “other” consisted of other facility closing costs.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 8.  Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment.  The Company accrues for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted.  The Company has been designated as a potentially responsible party or has received claims in eleven active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate three other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability.  The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future.  However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on the Company’s condensed consolidated balance sheets, statements of operations and cash flows.

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return.  In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s condensed consolidated balance sheets, statements of operations and cash flows.

Note 9.  Debt

The Company’s debt at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31, 2018	December 31, 2017
Borrowings under the Revolving Credit Facility	$130	$75
Term Loan Facility due September 30, 2022 (a)	294	306
8.75% Senior Secured Notes due October 15, 2023	450	450
Capital lease obligations	2	3
Unamortized debt issuance costs	(11)	(12)
Total debt	865	822
Less: current portion	(176)	(123)
Long-term debt	$689	$699

(a)	The borrowings under the Term Loan Facility are subject to a variable interest rate. As of March 31, 2018 and December 31, 2017, the interest rate was 7.38% and 7.07%, respectively.

__________________________________

On September 30, 2016, the Company issued $450 million of Senior Secured Notes (the “Senior Notes”).

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) that provides for (i) a senior secured term loan B facility in an aggregate principal amount of $375 million (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of $400 million (the “Revolving Credit Facility”).  The debt issuance costs and original issue discount are being amortized over the life of the facilities using the effective interest method.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

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

Under the terms of the Term Loan Facility, each of the syndicated lenders is deemed to have loaned a specific amount to the Company and has the right to repayment from the Company directly.  Therefore, we concluded that the Term Loan Facility is a loan syndication under U.S. GAAP.  As such, in order to determine whether the debt was modified or extinguished as a result of the amendment, we examined the amount of principal pre- and post-amendment by individual lender.  As a result, we determined that $65 million of outstanding principal had been extinguished as of November 17, 2017, even though the total outstanding principal amongst all lenders pre- and post-amendment remained unchanged.

Consequently, the amendment resulted in a pre-tax loss on debt extinguishment of $3 million related to the unamortized discount and debt issuance costs attributable to the $65 million of outstanding principal that had been considered extinguished.  There was no net impact as of November 17, 2017 to cash and cash equivalents, total outstanding principal remained unchanged, and no cash was exchanged between the lenders and the Company (other than customary administrative fees).

On February 2, 2017, the Company paid in advance the full amount of required amortization payments, $50 million, for the year ended December 31, 2017 for the Term Loan Facility.

Additional Debt Issuances Information

The fair values of the Senior Notes and Term Loan Facility that were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy.  The fair value of the Company’s debt was greater than its book value by approximately $16 million and $20 million at March 31, 2018 and December 31, 2017, respectively.

There were $130 million and $75 million of borrowings under the Revolving Credit Facility as of March 31, 2018 and December 31, 2017, respectively.  The weighted-average interest rate on borrowings under the Company’s Revolving Credit Facility was 4.73% during the three months ended March 31, 2018.

There were $20 million and $17 million of net interest expense during the three months ended March 31, 2018 and 2017, respectively.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 10.  Equity

The Company’s equity as of December 31, 2017 and March 31, 2018 and changes during the three months ended March 31, 2018 were as follows:

Total Equity
Balance at December 31, 2017	$248
Net loss	(11)
Other comprehensive income	9
Share-based compensation	3
Issuance of share-based awards, net of withholdings and other	(2)
Revenue recognition adjustments	9
Cash dividends paid	(9)
Balance at March 31, 2018	$247

During the three months ended March 31, 2018, the Company recorded $9 million in equity adjustments as a result of the adoption of ASC 606.  Refer to Note 3, Revenue Recognition, for more information.

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

On March 28, 2017, in connection with the over-allotment option granted to the underwriters as part of the secondary sale by RRD, LSC Communications completed the sale of approximately 0.9 million shares of common stock, receiving proceeds of $18 million.

Note 11.  Earnings Per Share

During the three months ended March 31, 2018 and 2017, no shares of common stock were purchased by the Company, however, a de minimis amount of shares were withheld from employees for tax liabilities upon vesting of equity awards.

Basic earnings per share (“EPS”) is calculated by dividing net earnings attributable to the Company’s stockholders by the weighted average number of common shares outstanding for the period. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock, RSUs, and PSUs.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	Three Months Ended
	March 31,
	2018	2017
Net loss per common share:
Basic	$(0.32)	$(0.02)
Diluted	$(0.32)	$(0.02)
Dividends declared per common share	$0.26	$0.25
Numerator:
Net loss	$(11)	$(1)
Denominator:
Weighted average number of common shares outstanding	34.7	32.6
Dilutive options and awards	—	—
Diluted weighted average number of common shares outstanding	34.7	32.6

Note 12.  Retirement Plans

The Company is the sole sponsor of certain defined benefit pension plans that are included in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.  The components of the estimated net pension (income) loss for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018			2017
	Qualified	Non-Qualified & International	Total	Qualified	Non-Qualified & International	Total
Interest cost	$21	$1	$22	$22	$1	$23
Expected return on plan assets	(39)	—	(39)	(38)	—	(38)
Amortization of actuarial loss	5	—	5	4	—	4
Net periodic benefit (income) loss	$(13)	$1	$(12)	$(12)	$1	$(11)

The net pension income of $12 million and $11 million for the three months ended March 31, 2018 and 2017, respectively, is included in the investment and other income-net line item in the condensed consolidated statements of operations.

Note 13.  Comprehensive Income

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2017 and March 31, 2018 and changes during the three months ended March 31, 2018.

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(428)	$(48)	$(476)
Other comprehensive income before reclassifications	—	5	5
Amounts reclassified from accumulated other comprehensive loss	4	—	4
Reclassification to accumulated deficit	(97)	—	(97)
Net change in accumulated other comprehensive loss	(93)	5	(88)
Balance at March 31, 2018	$(521)	$(43)	$(564)

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

The Company adopted ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) in the first quarter of 2018.  As a result of applying this standard in the period of adoption, the Company reclassified $97 million relating to the change in tax rate from accumulated other comprehensive loss to accumulated deficit in the Company’s condensed consolidated balance sheet as of March 31, 2018.  ASU 2018-02 eliminates the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users.

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2016 and March 31, 2017 and changes during the three months ended March 31, 2017.

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$(462)	$(69)	$(531)
Other comprehensive income before reclassifications	—	9	9
Amounts reclassified from accumulated other comprehensive loss	3	—	3
Net change in accumulated other comprehensive loss	3	9	12
Balance at March 31, 2017	$(459)	$(60)	$(519)

Refer to the condensed consolidated statements of comprehensive income for the components of comprehensive income for the three months ended March 31, 2018 and 2017.

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Amortization of pension plan cost:
Net actuarial loss (a)	$5	$4
Reclassifications before tax	5	4
Income tax expense	1	1
Reclassifications, net of tax	$4	$3

(a)

These accumulated other comprehensive income components are included in the calculation of net periodic pension plan (income) expense that is recognized substantially all in investment and other income-net in the condensed consolidated statements of operations (see Note 12, Retirement Plans).

Note 14.  Shared-Based Compensation

The Company’s employees participate in the Company’s 2016 Performance Incentive Plan (the “2016 PIP”).  Under the 2016 PIP, the Company may grant cash or bonus awards, stock options, stock appreciation rights, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance awards or combinations thereof to certain officers, directors and key employees.

Total compensation expense related to all share based compensation plans for the Company’s employees, officers and directors was $3 million for each of the three months ended March 31, 2018 and 2017.  There were net tax benefits of a de minimis amount and $1 million for the three months ended March 31, 2018 and 2017, respectively.

There was no significant activity related to stock options, RSAs and performance restricted stock during the three months ended March 31, 2018.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

Restricted Stock Units

A summary of the Company’s RSU activity for LSC Communications, RRD and Donnelley Financial employees, officers and directors as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018 is presented below.

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	704	$28.64
Granted	460	12.34
Vested	(219)	33.25
Forfeited	(2)	26.72
Nonvested at March 31, 2018	943	$19.29

During the three months ended March 31, 2018, 459,855 RSUs were granted to certain executive officers and senior management. The shares are subject to time-based vesting and will cliff vest on March 2, 2021.  As of March 31, 2018, the total potential payout for the awards granted during the three months ended March 31, 2018 is 459,855 RSUs.  The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.  These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or change of control of the Company.

Compensation expense related to LSC Communications, RRD and Donnelley Financial RSUs held by Company employees, officers and directors was $2 million for each of the three months ended March 31, 2018 and 2017.  As of March 31, 2018, there was $11 million of unrecognized share-based compensation expense related to the approximately 0.9 million RSUs outstanding, with a weighted-average grant date fair value of $19.29, that are expected to vest over a weighted average period of 2.0 years.

Performance Share Units

A summary of performance share units (“PSUs”) activity for the Company’s employees as of December 31, 2017 and March 31, 2018, and changes during the three months ended March 31, 2018 is presented below.

	Shares (thousands)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2017	29	$26.72
Granted	249	12.67
Forfeited	(1)	26.72
Nonvested at March 31, 2018	277	$14.09

The 2018 and 2017 grants consisted of 242,965 and 28,520 PSUs, respectively, granted during the three months ended March 31, 2018 and 2017 to certain members of senior management, respectively, payable upon the achievement of certain established performance targets.  The performance period for the units awarded in 2018 and 2017 is January 1, 2018 to December 31, 2020 and January 1, 2017 to December 31, 2017, respectively.  The performance target for the PSUs granted in 2017 was exceeded, and compensation expense is now being recognized based on an estimated payout of 33,708 shares.  In addition to being subject to achievement of the performance target, the PSUs granted in 2018 and 2017 are also subject to time-based vesting on March 2, 2021 and March 2, 2020, respectively.  Both the performance-based vesting and the time-based vesting must be met for the PSUs to vest.

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

Compensation expense for the 2018 PSUs granted during the three months ended March 31, 2018 is being recognized based on an estimated payout of 242,965 shares.  There was a de minimis amount of compensation expense related to PSUs for each of the three months ended March 31, 2018 and 2017.  As of March 31, 2018, there was $3 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted average period of 2.8 years.

Note 15.  Segment Information

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

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss).  This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported with the condensed consolidated financial statements.

	Net Sales	Income (loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2018
Print	$806	$2	$1,501	$34	$19
Office Products	123	2	372	4	—
Total operating segments	929	4	1,873	38	19
Corporate	—	(10)	84	—	1
Total operations	$929	$(6)	$1,957	$38	$20

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

	Net Sales	Income (loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Three months ended March 31, 2017
Print	$710	$12	$1,470	$35	$20
Office Products	111	9	312	4	—
Total operating segments	821	21	1,782	39	20
Corporate	—	(14)	110	1	1
Total operations	$821	$7	$1,892	$40	$21

Restructuring, impairment and other charges by segment for the three months ended March 31, 2018 and 2017 are disclosed in Note 7, Restructuring, Impairment and Other Charges.

Note 16.  Related Parties

On March 28, 2017, RRD completed the sale of approximately 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.

Transactions with RRD

Revenues and Purchases

Given that RRD sold its remaining stake in LSC Communications on March 28, 2017, the following information is presented for the three months ended March 31, 2017 only.

LSC Communications generates net revenue from sales to RRD’s subsidiaries.  Net revenues from related party sales were $32 million for the three months ended March 31, 2017.

LSC Communications utilizes RRD for freight, logistics and premedia services.  There were cost of sales of $51 million related to freight, logistics and premedia services purchased from RRD for the three months ended March 31, 2017.  These amounts are included in the condensed consolidated statements of operations.

Note 17.  New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting.  For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases.  In January 2018, the FASB issued Accounting Standards Update No. 2018-01 “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”).  The amendments in ASU 2018-01 permit an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840.  An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The Company plans to elect the optional transition practical expedient.  The standard is effective in the first quarter of 2019.  Early adoption of ASU 2016-02 is permitted, however, the Company plans to adopt the standard in the first quarter of 2019.  The Company is currently evaluating the impact of the provisions of ASU 2016-02 and anticipates it will be able to complete its analysis of all potential impacts of the standard, implement any system and process changes that might be necessary and educate the appropriate employees with respect to the new standard in order to effectively adopt the standard beginning in the first quarter of 2019.

Note 18.  Subsequent Events

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2018 and 2017

(tabular amounts in millions, except per share data)

On May 2, 2018, the Company announced that it has entered into a definitive agreement to acquire RRD’s Print Logistics business, a leading integrated logistics services provider to the print industry with an expansive distribution network.

On May 2, 2018, the Company announced that it has entered into a definitive agreement to sell its retail offset printing facilities, which are included in the Company’s magazines, catalogs and retail inserts reporting unit, to Trend Offset Printing.

The acquisition and sale have not been completed as of May 3, 2018, the date of the filing of the Form 10-Q for the quarter ended March 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of LSC Communications, Inc. as of March 31, 2018 and December 31, 2017 and the results of operations for the three months ended March 31, 2018 and 2017.  This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Item 1 Condensed Consolidated Financial Statements.  Refer to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 22, 2018, for management’s discussion and analysis of the financial condition of the company as of December 31, 2017 and December 31, 2016, and the results of operations for the years ended December 31, 2017, 2016 and 2015.

Company Overview

The principal business of LSC Communications, Inc., a Delaware corporation, and its direct or indirect wholly-owned subsidiaries (“LSC Communications,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of traditional and digital print, print-related services and office products.

On October 1, 2016 (the “separation date”), R. R. Donnelley & Sons Company (“RRD” or the “Parent”) completed the previously announced separation (the “separation”) into three separate independent publicly-traded companies: (i) its publishing and retail-centric print services and office products business (“LSC Communications”); (ii) its financial communications services business (“Donnelley Financial Solutions, Inc.” or “Donnelley Financial”) and (iii) a global, customized multichannel communications management company, which is the business of RRD after the separation.  To effect the separation, RRD undertook a series of transactions to separate net assets and legal entities.  RRD completed the distribution (the “distribution”) of 80.75% of the outstanding common stock of LSC Communications and Donnelley Financial to RRD stockholders on October 1, 2016.  RRD retained a 19.25% ownership stake in both LSC Communications and Donnelley Financial.  On October 1, 2016, RRD stockholders of record as of the close of business on September 23, 2016 (“the record date”) received one share of LSC Communications common stock and one share of Donnelley Financial common stock for every eight shares of RRD common stock held as of the record date.  On March 28, 2017, RRD completed the sale of approximately 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.

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

Business Combinations

The following table lists the Company’s acquisitions since the beginning of 2017:

Date	Company	Description	Purchase Price
November 29, 2017	The Clark Group, (“Clark Group”)	Third-party logistics provider of distribution, consolidation, transportation management and international freight forwarding services	$25 million in cash
November 9, 2017	Quality Park	Producer of envelopes, mailing supplies and assorted packaging items	$41 million in cash
September 7, 2017	Publishers Press	Printing provider with capabilities such as web-offset printing, prepress and distribution services for magazines and retail brands	$68 million in cash
August 21, 2017	NECI, LLC ("NECI")	Supplier of commodity and specialty filing supplies	$6 million in cash
August 17, 2017	CREEL Printing ("CREEL")	Offset and digital printing company	$79 million in cash
July 28, 2017	Fairrington Transportation Corp., F.T.C. Transport, Inc. and F.T.C. Services, Inc. (“Fairrington”)	Full-service, printer-independent mailing logistics provider in the United States	$19 million in cash and ~1.0 million shares of LSC common stock (total value $39 million)
March 1, 2017	HudsonYards Studios ("HudsonYards")

Digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services

$3 million in cash

For further information on the above acquisitions, see Note 2, Business Combinations, to the condensed consolidated financial statements.

Outlook

Competitive Environment

According to the January 2018 IBIS World industry report “Printing in the U.S.,” estimated total annual printing industry revenue is approximately $75 billion, of which approximately $12 billion relates to our core segments of the print market and an additional approximately $31 billion pertains to related segments of the print market in which we are able to offer certain products. Despite consolidation in recent years, including several acquisitions completed by LSC Communications, the industry remains highly fragmented and LSC Communications is one of the largest players in our segment of the print market.  The print and related services industry, in general, continues to have excess capacity and LSC Communications remains diligent in proactively identifying plant consolidation opportunities to keep our capacity in line with demand.  Across the Company’s range of Print segment products and services, competition is based primarily on the ability to deliver products for the lowest total cost, a factor driven not only by price, but also by materials and distribution costs.  We expect that prices for print products and services will continue to be a focal point for customers in coming years.

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

The future impact of technology on our business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, we have made targeted acquisitions and investments in our existing business to offer customers innovative services and solutions. Such acquisitions and investments include the acquisitions of Clark Group, Quality Park, Publishers Press, NECI, CREEL, Fairrington, and HudsonYards in 2017, which expanded our logistics, printing, digital, office products, and premedia capabilities, and Continuum Management Company, LLC (“Continuum”) in 2016, which expanded our print management capabilities.  These acquisitions and investments further secure our position as a technology leader in the industry.

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

Seasonality

Advertising and consumer spending trends affect demand in several of the end-markets served by LSC Communications. Historically, demand for printing of magazines, catalogs, retail inserts, books and office products is higher in the second half of the year, driven by increased advertising pages within magazines, holiday volume in catalogs and retail inserts, and back-to-school demand in books and office products.  These typical seasonal patterns can be impacted by overall trends in the U.S. and world economy.  The Company expects the seasonal impact in 2018 to be in line with historical patterns.

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

Pension Benefit Plans

The funded status of the Company’s pension benefits plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates.  Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans.  The Company reviews its actuarial assumptions on an annual basis as of December 31.  Based on current estimates, the Company expects to make cash contributions of approximately $6 million to its pension benefit plans for the full year in 2018, of which $1 million has been contributed during three months ended March 31, 2018.

Based on the fair value of assets and the estimated discount rate used to value benefit obligations as of March 31, 2018, the Company estimates the unfunded status of the pension benefit plans would approximate $140 million compared to $187 million at December 31, 2017.

See Note 12, Retirement Plans, for more information on the Company’s pension benefit plans.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies disclosed in the annual report on Form 10-K for the year-ended December 31, 2017, with the exception of revenue recognition.  During the first quarter of 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606) (“ASC 606”, or the “standard”), as discussed in the Company’s annual report on Form 10-K.  The adoption of ASC 606 did not have a material impact on the Company’s financial position or results of operations.  See Note 3, Revenue Recognition, for more information.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its condensed consolidated balance sheets, statements of operations, cash flows and certain other information.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes.

Results of Operations for the Three Months Ended March 31, 2018 as Compared to the Three Months Ended March 31, 2017

The following table shows the results of operations for the three months ended March 31, 2018 and 2017, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Net sales	$929	$821	$108	13.2%
Cost of sales	808	692	116	16.8%
Cost of sales as a % of net sales	87.0%	84.3%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	83	76	7	9.2%
Selling, general and administrative expenses as a % of net sales	8.9%	9.3%
Restructuring, impairment and other charges-net	6	6	—	0.0%
Depreciation and amortization	38	40	(2)	(5.0%)
(Loss) income from operations	$(6)	$7	$(13)	(185.7%)

Condensed Consolidated Results

Net sales for the three months ended March 31, 2018 were $929 million, an increase of $108 million, or 13.2%, compared to the three months ended March 31, 2017.  Net sales were impacted by:

•

Increases due to the acquisitions of Clark Group, CREEL, Publishers Press, Fairrington, and HudsonYards in 2017 (the “MCR 2017 acquisitions”), and the acquisitions of Quality Park and NECI in 2017 (the “Office Products 2017 acquisitions”) (together with the MCR 2017 acquisitions, the “2017 acquired companies”), partially offset by price declines; and

•	A $12 million, or 1.5%, increase due to changes in foreign exchange rates, primarily in Polish Zloty.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $14 million or 1.5% (see Note 2, Business Combinations, to the condensed consolidated financial statements).

Total cost of sales increased $116 million, or 16.8%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the cost of sales incurred by the 2017 acquired companies, an $11 million increase due to changes in foreign exchange rates, primarily in Polish Zloty, increased costs of raw materials, and the mix of volume.

As a percentage of net sales, cost of sales increased from 84.3% for the three months ended March 31, 2017 to 87.0% for the three months ended March 31, 2018 primarily due to price pressures and increased costs of raw materials.

Selling, general and administrative expenses increased $7 million to $83 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily driven by expenses incurred by the 2017 acquired companies, partially offset by lower separation-related expenses.

As a percentage of net sales, selling, general and administrative expenses decreased from 9.3% for the three months ended March 31, 2017 to 8.9% for the three months ended March 31, 2018 primarily due to cost control initiatives.

For the three months ended March 31, 2018, the Company recorded restructuring, impairment and other charges of $6 million. The charges primarily included:

•

Employee termination costs of $4 million related to an aggregate of 196 employees, of whom 132 were terminated as of or prior to March 31, 2018.  These charges primarily related to one facility closure in the Print segment and the reorganization of certain business units;

•	Other restructuring charges of $3 million for facility costs and multiemployer withdrawal obligations related to facility closures; and
•

As a result of a $1 million adjustment of previously recorded goodwill associated with the 2017 acquisitions, there was a reduction of $1 million of goodwill impairment charges during the three months ended March 31, 2018.  Refer to Note 2, Business Combinations, for more information.

For the three months ended March 31, 2017, the Company recorded restructuring, impairment and other charges of $6 million. The charges included:

•

Net restructuring charges of $4 million for employee termination costs for an aggregate of 198 employees, substantially all of whom were terminated as of or prior to March 31, 2018, primarily related to the reorganization of certain business units and corporate functions;

•	Other restructuring charges of $1 million; and
•	Other charges of $1 million primarily related to multiemployer pension withdrawal obligations unrelated to facility closures.

Depreciation and amortization decreased $2 million to $38 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to decreased capital spending in recent years compared to historical levels, partially offset by depreciation and amortization incurred by the 2017 acquired companies.

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$20	$17	$3	17.6%
Investment and other (income)-net	(11)	(11)	—	0.0%

Net interest expense increased by $3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to increased borrowings on the Company’s $400 million senior secured revolving credit facility (the “Revolving Credit Facility”).  The investment and other (income)-net balance in both years primarily relates to the Company’s pension benefit plans.

	Three Months Ended March 31,
	2018	2017	$ Change
	(in millions, except percentages)
Net (loss) income before income taxes	$(15)	$1	$(16)
Income tax (benefit) expense	(4)	2	(6)
Effective income tax rate	24.0%	148.1%

The effective income tax rate for the three months ended March 31, 2018 was 24.0% compared to 148.1% for the three months ended March 31, 2017.  The effective income tax rate for the three months ended March 31, 2018 reflects the impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”) including the reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%.  The effective income tax rate for the three months ended March 31, 2017 reflects the unfavorable impact associated with share-based compensation awards that lapsed in 2017.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.

Print

	Three Months Ended March 31,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$806	$710	$96
Income from operations	2	12	(10)
Operating margin	0.2%	1.7%	(150 bps)
Restructuring, impairment and other charges-net	5	5	—

	Net Sales for the Three Months Ended March 31,
Reporting unit	2018	2017	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$468	$383	$85	22.2%
Book	249	239	10	4.2%
Europe	62	56	6	10.7%
Directories	27	32	(5)	(15.6%)
Total Print	$806	$710	$96	13.5%

Net sales for the Print segment for the three months ended March 31, 2018 were $806 million, an increase of $96 million, or 13.5%, compared to the three months ended March 31, 2017.  Print segment net sales were impacted as follows by changes in the net sales of its reporting units:

•

Magazines, catalogs and retail inserts: Sales increased due to the MCR 2017 acquisitions, a $2 million increase due to changes in foreign exchange rates in the Mexican peso, partially offset by lower volume and price pressures.

•	Book: Sales increased due to higher volume in trade and education books and digital services, as well as a $2 million increase in paper sales, partially offset by lower volume from religious books.
•

Europe: Sales increased primarily as a result of a $10 million increase due to changes in foreign exchange rates for Polish Zloty, that was partially offset by lower volume and a $1 million decrease in pass-through paper sales.

•	Directories: Sales decreased due to lower volume and a $2 million decrease in pass-through paper sales.

The decrease in Print segment income from operations and operating margins was primarily due to mix of volume and price pressures.

Office Products

	Three Months Ended March 31,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$123	$111	$12
Income from operations	2	9	(7)
Operating margin	1.6%	8.1%	(650 bps)
Restructuring, impairment and other charges-net	1	1	—
Purchase accounting inventory adjustments	1	—	1

Net sales for the Office Products segment for the three months ended March 31, 2018 were $123 million, an increase of $12 million, or 10.8%, compared to the three months ended March 31, 2017, largely as a result of the acquisitions in 2017, partially offset by lower volume in filing and form products.

The decrease in Office Products segment income from operations and operating margins was due to increased costs of raw materials and lower mix of branded products compared to private label products.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Total operating expenses	$10	$14
Significant components of total operating expenses:
Share-based compensation expenses	3	3
Acquisition-related expenses	1	—
Separation-related expenses	—	1

Corporate operating expenses for the three months ended March 31, 2018 were $10 million, as compared to $14 million for the three months ended March 31, 2017.

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

Non-GAAP adjusted EBITDA is not presented in accordance with GAAP and has important limitations as an analytical tool.  Readers should not consider these measures in isolation or as a substitute for analysis of our results as reported under GAAP.  In addition, these measures are defined differently by different companies in our industry and, accordingly, such measures may not be comparable to similarly-titled measures of other companies.

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, purchase accounting adjustments, acquisition-related expenses, and separation-related expenses.  A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the three months ended March 31, 2018 and 2017 is presented in the following table:

	Three Months Ended March 31,
	2018	2017
Net loss	$(11)	$(1)
Restructuring, impairment and other charges – net	6	6
Purchase accounting adjustments	3	—
Acquisition-related expenses	1	—
Separation-related expenses	—	1
Depreciation and amortization	38	40
Interest expense-net	20	17
Income tax (benefit) expense	(4)	2
Non-GAAP adjusted EBITDA	$53	$65

The adjustments to arrive at non-GAAP adjusted EBITDA are summarized below:

•

Restructuring, impairment and other charges-net: Refer to Results of Operations for the Three Months Ended March 31, 2018 as Compared to the Three Months Ended March 31, 2017 for information on charges for the three months ended March 31, 2018 and 2017.

•

Purchase accounting adjustments: The three months ended March 31, 2018 included charges of $3 million as a result of purchase accounting inventory step-up adjustments and changes to purchase price allocations related to prior acquisitions.

•

Acquisition-related expenses: The three months ended March 31, 2018 included charges of $1 million related to legal, accounting and other expenses associated with completed and contemplated acquisitions.

•	Separation-related expenses: The three months ended March 31, 2017 included charges of $1 million for one-time transaction costs associated with becoming a standalone company.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its stockholders. Operating cash flows and the Company’s Revolving Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payments of interest and principal on the Company’s debt obligations, distributions to stockholders that may be approved by the Board of Directors, acquisitions, capital expenditures necessary to support productivity improvement and growth, and completion of restructuring programs.

The following sections describe the Company’s cash flows for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Net cash (used in) provided by operating activities	$(24)	$64
Net cash (used in) investing activities	(19)	(25)
Net cash provided by (used in) financing activities	31	(48)

Cash Flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $24 million for the three months ended March 31, 2018 compared to $64 million provided by operating activities for the same period in 2017.  The decrease in net cash provided by operating activities was driven by the timing of supplier payments and increase in inventories.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $19 million compared to $25 million for the same period in 2017.  Significant changes are as follows:

•	Capital expenditures were $20 million during the three months ended March 31, 2018, a decrease of $1 million compared to the same period in 2017; and
•	Cash paid for acquisitions of businesses, net of cash acquired was impacted by purchase price adjustments resulting from finalization of working capital calculations in each period.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $31 million compared to $48 million used in financing activities for the same period in 2017.  Significant changes are as follows:

•	The Company paid down $13 million of long-term debt and current maturities during the three months ended March 31, 2018 compared with $51 million for the prior period;
•	The Company received net proceeds from credit facility borrowings of $55 million for the three months ended March 31, 2018 and none in the prior period;
•	The Company received proceeds of $18 million for the issuance of common stock on March 28, 2017 in connection with the secondary offering of shares retained by RRD at the separation; and
•	The Company made $7 million in net cash payments to RRD related to the separation from RRD on October 1, 2016 during the three months ended March 31, 2017.

Dividends

Cash dividends declared and paid to stockholders during the three months ended March 31, 2018 totaled $9 million.  On April 4, 2018, the Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on June 4, 2018 to stockholders of record on May 15, 2018.

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

LIQUIDITY

Cash and cash equivalents were $23 million and $34 million as of March 31, 2018 and December 31, 2017, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of March 31, 2018 included $6 million in the U.S. and $17 million at international locations.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs.  Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.  As of March 31, 2018, $62 million of international cash was loaned to U.S. operating entities.

Debt Issuances

On September 30, 2016, the Company issued $450 million of Senior Secured Notes (the “Senior Notes”).

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) that provides for (i) a senior secured term loan B facility in an aggregate principal amount of $375 million (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of $400 million (the “Revolving Credit Facility”).  The debt issuance costs and original issue discount are being amortized over the life of the facilities using the effective interest method.

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

Under the terms of the Term Loan Facility, each of the syndicated lenders is deemed to have loaned a specific amount to the Company and has the right to repayment from the Company directly.  Therefore, we concluded that the Term Loan Facility is a loan syndication under GAAP.  As such, in order to determine whether the debt was modified or extinguished as a result of the amendment, we examined the amount of principal pre- and post-amendment by individual lender.  As a result, we determined that $65 million of outstanding principal had been extinguished as of November 17, 2017, even though the total outstanding principal amongst all lenders pre- and post-amendment remained unchanged.

Consequently, the amendment resulted in a pre-tax loss on debt extinguishment of $3 million related to the unamortized discount and debt issuance costs attributable to the $65 million of outstanding principal that had been considered extinguished.  There was no net impact as of November 17, 2017 to cash and cash equivalents, total outstanding principal remained unchanged, and no cash was exchanged between the lenders and the Company (other than customary administrative fees).

On February 2, 2017, the Company paid in advance the full amount of required amortization payments, $50 million, for the year ended December 31, 2017 for the Term Loan Facility.

Additional Debt Issuances Information

There were $130 million of borrowings under the Revolving Credit Facility as of March 31, 2018.  Based on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2018 and existing debt, the Company would have had the ability to utilize the entire $400 million Revolving Credit Facility and not have been in violation of the terms of the agreement.  Availability under the Revolving Credit Facility was reduced by $130 million in borrowings and $53 million related to outstanding letters of credit.

The current availability under the Revolving Credit Facility and net availability as of March 31, 2018 is shown in the table below:

March 31, 2018
(in millions)
Availability
Stated amount of the Revolving Credit Facility	$400
Less: availability reduction from covenants	—
Amount available under the Revolving Credit Facility	$400

Usage
Borrowings under the Revolving Credit Facility	$130
Impact on availability related to outstanding letters of credit	53
$183

Current availability at March 31, 2018	$217
Cash	23
Net Available Liquidity	$240

The Company was in compliance with its debt covenants as of March 31, 2018, and expects to remain in compliance based on management’s estimates of operating and financial results for 2018 and the foreseeable future.  However, declines in market and economic conditions or demand for certain of the Company’s products could impact the Company’s ability to remain in compliance with its debt covenants in future periods. As of March 31, 2018, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Credit Facility would reduce the size of the Company’s committed facility unless a replacement institution were added.  Currently, the Revolving Credit Facility is supported by fifteen U.S. and international financial institutions.

As of March 31, 2018, the Company had $53 million in outstanding letters of credit issued under the Revolving Credit Facility, all of which reduced the availability thereunder.  As of March 31, 2018, the Company also had $16 million in other uncommitted credit facilities, all of which were outside the U.S. (the “Other Facilities”).  As of March 31, 2018, letters of credit and guarantees of a de minimis amount were issued and reduced availability under the Other Facilities.

The Company’s debt maturities as of March 31, 2018 are shown in the following table:

	Debt Maturity Schedule
	Total	2018	2019	2020	2021	2022	Thereafter
Borrowings under the Credit Agreement	$430	$166	$43	$43	$43	$135	$—
Senior secured notes	450	—	—	—	—	—	450
Capital lease obligations	2	1	1	—	—	—	—
Total (a)	$882	$167	$44	$43	$43	$135	$450

(a)

Excludes unamortized debt issuance costs of $4 million and $7 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $6 million related to the Company’s Term Loan Facility.  These amounts do not represent contractual obligations with a fixed amount or maturity date.

The Company expects to complete the acquisition of RRD’s Print Logistics business in Q3 2018.   The total purchase price is expected to be funded with a combination of cash on hand and drawings under the Revolving Credit Facility.

Additionally, the Company expects to complete the sale of its retail offset printing facilities, which are included in the Company’s magazines, catalogs and retail inserts reporting unit, to Trend Offset Printing in Q2 2018.

Other

On February 15, 2018, the Company’s Board of Directors approved an initial share repurchase authorization of up to $20 million of common stock under which the Company may buy back LSC Communications’ shares at its discretion from February 15, 2018 through August 15, 2019.  The Company expects to fund the repurchases, if any, from a combination of cash on hand, future cash flows and borrowings under its Revolving Credit Facility.  As of March 31, 2018, no shares had been repurchased under this authorization.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt.  At March 31, 2018, the Company’s variable-interest borrowings were $430 million, or approximately 48.8%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates.  Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at March 31, 2018 by approximately $16 million.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate.  To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk.  The Company is primarily exposed to the currencies of the Canadian dollar, Mexican peso and Polish Zloty. The Company does not use derivative financial instruments for trading or speculative purposes.

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 8, Commitments and Contingencies, to the condensed consolidated financial statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s condensed consolidated financial statements are also described in Note 17, New Accounting Pronouncements, and throughout the notes to the condensed consolidated financial statements.

CAUTIONARY STATEMENT

The Company has made forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company.  Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

These statements may include, or be preceded or followed by, the words  “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” or variations of such words and similar expressions.  Examples of forward-looking statements include, but are not limited to, statements, beliefs and expectations regarding our business strategies, market potential, future financial performance, dividends, costs to be incurred in connection with the separation, results of pending legal matters, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, expected pension contributions, capital expenditures and funding, our financial covenants, repayments of debt, off-balance sheet arrangements and contractual obligations, our accounting policies, general views about future operating results and other events or developments that we expect or anticipate will occur in the future.  These forward-looking statements are subject to a number of important factors, including those factors disclosed in “Item 1A Risk Factors” in section Part I in the Company’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 22, 2018, that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I under “Management of Market Risk.”  There have been no significant changes to the Company’s market risk since December 31, 2017.  For a discussion of exposure to market risk, refer to Part II, Item 7A Quantitative and Qualitative Disclosures about Market Risk disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 22, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2018 an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2018 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, the Company implemented a new payroll system, which was considered a change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  There were no other changes in internal control over financial reporting during the three months ended March 31, 2018.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 8, Commitments and Contingencies, to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 22, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	—	$—	—	$—
February 1, 2018 - February 28, 2018	—	—	—	$—
March 1, 2018 - March 31, 2018	101,715	15.03	—	$—
Total	101,715	$15.03	—

(a)	Shares withheld for tax liabilities upon vesting of equity awards

On February 15, 2018, the Company’s Board of Directors approved an initial share repurchase authorization of up to $20 million of common stock under which the Company may buy back LSC Communications’ shares at its discretion from February 15, 2018 through August 15, 2019.  The Company expects to fund the repurchases, if any, from a combination of cash on hand, cash flow and borrowings under its $400 million Revolving Credit Facility.  As of March 31, 2018, no shares had been repurchased under this authorization.

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

4.1

Indenture, dated as of September 30, 2016, among LSC Communications, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.2

Registration Rights Agreement, dated as of July 28, 2017, by and among LSC Communications, Inc. Victor G. Warren Revocable Trust Dated July 14, 1993, James Reifenberg, Mark Nickel, Phillip Warren and James M. Slattery (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on October 2, 2017)

10.1

Credit Agreement, dated as of September 30, 2016, among LSC Communications, Inc., the lenders party thereto, Bank Of America, N.A., as Administrative Agent Swing Line Lender and an L/C Issuer, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.2

Amendment No. 1 to Credit Agreement dated as of November 17, 2017, by and among LSC Communications, Inc., the other Loan Parties, the 2017 Refinancing Term Lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (filed herewith)

10.3	2016 LSC Communications, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.4	Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2017)*

10.5

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, dated as of September 22, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.6

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

10.11

Key Employee Severance Plan effective October 25, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

10.12	Form of Participation Agreement for the Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 19, 2018)*

10.13

Participation Agreement between Suzanne S. Bettman and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.14

Participation Agreement between Andrew B. Coxhead and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.15

Participation Agreement between Kent A. Hansen and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.16

Participation Agreement between Richard T. Lane and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.17

Form of Stock Option Award Agreement (for 2009 to 2012) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.18

Form of Performance Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.19

Form of Founder’s Award (Restricted Stock) Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.20

Form of Performance Restricted Stock Award (for 2017) (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

10.21

Form of Performance Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018)*

10.22

Form of Stock Unit Award Agreement (for 2013 and 2014) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.23

Form of Stock Unit Award Agreement (for 2015) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.24

Form of Stock Unit Award Agreement (for 2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.25	Form of Stock Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

10.26

Form of Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018)*

10.27

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.28

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors as amended to March 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.29

Non-Employee Director Compensation Plan amended as of October 26, 2017 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

10.30

Form of Director Restricted Stock Unit Award as amended (for 2004-2007) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.31

Form of Director Restricted Stock Unit Award (for 2014-2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.32

Form of Director Restricted Stock Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 3, 2017)*

10.33

Form of Director Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)

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

Date: May 3, 2018