Form 10-Q
period 2018-06-30
LSC Communications, Inc.
filed 2018-08-02
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

As of July 27, 2018, 33,371,218 shares of common stock were outstanding.

LSC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

TABLE OF CONTENTS

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(UNAUDITED)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$22	$34
Receivables, less allowances for doubtful accounts of $15 in 2018 (2017: $11)	682	727
Inventories (Note 4)	252	238
Prepaid expenses and other current assets	53	47
Total current assets	1,009	1,046
Property, plant and equipment-net (Note 5)	544	576
Goodwill (Note 6)	82	82
Other intangible assets-net (Note 6)	151	160
Deferred income taxes	39	51
Other noncurrent assets	96	99
Total assets	$1,921	$2,014
LIABILITIES
Accounts payable	$324	$406
Accrued liabilities	203	239
Short-term and current portion of long-term debt (Note 9)	234	123
Total current liabilities	761	768
Long-term debt (Note 9)	680	699
Pension liabilities	145	182
Restructuring and multi-employer pension liabilities (Note 7)	47	49
Other noncurrent liabilities	67	68
Total liabilities	1,700	1,766

Commitments and contingencies (Note 8)

EQUITY (Note 10)
Common stock, $0.01 par value
Authorized: 65,000,000 shares;
Issued: 34,882,123 shares in 2018 (2017: 34,610,931)	—	—
Additional paid-in-capital	823	816
Accumulated deficit	(5)	(90)
Accumulated other comprehensive loss (Note 13)	(574)	(476)
Treasury stock, at cost: 1,834,161 shares in 2018 (2017: 100,256)	(23)	(2)
Total equity	221	248
Total liabilities and equity	$1,921	$2,014

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$943	$848	$1,872	$1,669
Cost of sales	798	705	1,606	1,397
Selling, general and administrative expenses (exclusive of depreciation and amortization)	82	76	165	152
Restructuring, impairment and other charges-net (Note 7)	11	21	17	27
Depreciation and amortization	34	39	72	79
Income from operations	18	7	12	14
Interest expense-net	18	16	38	33
Investment and other (income)-net	(13)	(12)	(24)	(23)
Income (loss) before income taxes	13	3	(2)	4
Income tax expense (benefit)	5	(2)	1	—
Net income (loss)	$8	$5	$(3)	$4

Net earnings (loss) per common share (Note 11):
Basic net earnings (loss) per share	$0.24	$0.13	$(0.09)	$0.11
Diluted net earnings (loss) per share	$0.23	$0.12	$(0.09)	$0.11

Dividends declared per common share	$0.26	$0.25	$0.52	$0.50

Weighted average number of common shares outstanding:
Basic	34.0	33.5	34.3	33.1
Diluted	34.3	33.8	34.3	33.4

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$8	$5	$(3)	$4

Other comprehensive (loss) income, net of tax (Note 13)
Translation adjustments	(14)	9	(9)	18
Adjustments for net periodic pension plan cost	4	2	8	5
Other comprehensive (loss) income	(10)	11	(1)	23
Comprehensive (loss) income	$(2)	$16	$(4)	$27

The adjustments for net pension plan cost were net of income tax expense of $1 million and $2 million for the three and six months ended June 30, 2018, respectively.  The adjustments for net pension plan cost were net of income tax expense of $2 million and $3 million for the three and six months ended June 30, 2017, respectively.

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net (loss) income	$(3)	$4
Adjustments to reconcile net loss (income) to net cash (used in) provided by operating activities:
Depreciation and amortization	72	79
Provision for doubtful accounts receivable	4	1
Share-based compensation	8	7
Deferred income taxes	4	(1)
Other	4	(2)
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable – net	61	66
Inventories	(49)	(4)
Prepaid expenses and other current assets	(4)	(3)
Accounts payable	(81)	(4)
Income taxes payable and receivable	2	(10)
Accrued liabilities and other	(44)	(55)
Net cash (used in) provided by operating activities	(26)	78

Cash Flows from Investing Activities
Capital expenditures	(37)	(36)
Acquisitions of businesses, net of cash acquired	4	(5)
Proceeds from sales of investments	—	3
Proceeds from sales of other assets	1	6
Net cash (used in) investing activities	(32)	(32)

Cash Flows from Financing Activities
Payments of current maturities and long-term debt	(26)	(52)
Net proceeds from credit facility borrowings	115	—
Proceeds from issuance of common stock	—	18
Payments for repurchase of common stock	(20)	—
Dividends paid	(18)	(16)
Other financing activities	(1)	—
Payments from RRD – net	—	3
Net cash provided by (used in) financing activities	50	(47)

Effect of exchange rate on cash and cash equivalents	(2)	4
Net (decrease) increase in cash, cash equivalents and restricted cash	(10)	3
Cash, cash equivalents and restricted cash at beginning of year	35	97
Cash, cash equivalents and restricted cash at end of period	$25	$100

Reconciliation to the Condensed Consolidated Balance Sheets
	As of June 30, 2018	As of December 31, 2017
Cash and cash equivalents	$22	$34
Restricted cash included in prepaid expenses and other current assets	3	1
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$25	$35

See Notes to the Condensed Consolidated Financial Statements

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 1.  Overview and Basis of Presentation

Description of Business

The principal business of LSC Communications, Inc., a Delaware corporation, and its direct or indirect wholly-owned subsidiaries (“LSC Communications,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of traditional and digital print, print-related services and office products.  The Company serves the needs of publishers, merchandisers and retailers worldwide with a service offering that includes e-services, logistics, warehousing and fulfillment and supply chain management.  The Company utilizes a broad portfolio of technology capabilities coupled with consultative attention to clients' needs to increase speed to market, reduce costs, provide postal savings to customers and improve efficiencies.  The Company prints magazines, catalogs, books, directories, and retail inserts and its office products offerings include filing products, envelopes, note-taking products, binder products, and forms.

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

The Company adopted Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) in the first quarter of 2018.  As a result of the adoption of ASU 2017-07, the Company will reclassify $46 million and $45 million related to the years ended December 31, 2017 and 2016, respectively, of net pension income out of income from operations to investment and other (income)-net, resulting in no impact to net income.  The Company reclassified $12 million and $23 million of net pension income from selling, general and administrative expenses to investment and other income-net in the condensed consolidated statement of operations for the three and six months ended June 30, 2017.

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

The Company has not made any additional measurement-period adjustments related to these items during the six months ended June 30, 2018.  The Company is continuing to gather additional information to complete the accounting for these items and expects to complete the accounting within the prescribed measurement period.

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

The purchase price allocation for Quality Park is preliminary as of June 30, 2018 as the finalization of the working capital adjustment is pending.  The primary areas that are not yet finalized relate to the valuation of certain assets and liabilities.  The final purchase price allocation may differ from what is currently reflected in the condensed consolidated financial statements and could affect goodwill impairment in the future.  The purchase price allocations for the Clark Group, Publishers Press, NECI, CREEL, Fairrington, and HudsonYards are final as of June 30, 2018.  There were no significant changes to the purchase price allocations for all acquisitions as of June 30, 2018 compared to the disclosed purchase price allocations in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

The purchase price allocations for the material acquisitions noted above were as follows:

	Clark Group	Quality Park	Publishers Press	CREEL	Fairrington
Accounts Receivable	$6	$19	$27	$12	$6
Inventories	—	27	13	5	—
Prepaid expenses and other current assets	—	1	1	1	—
Property, plant and equipment	—	8	36	20	6
Other intangible assets	14	1	—	23	17
Other noncurrent assets	—	—	1	—	1
Goodwill (bargain purchase)	16	(2)	1	26	22
Accounts payable and accrued liabilities	(8)	(11)	(14)	(9)	(4)
Deferred taxes – net	(3)	(2)	—	—	(9)
Purchase price, net of cash acquired	$25	$41	$65	$78	$39
Less: value of common stock issued	—	—	—	—	20
Less: accrued but unpaid contingent consideration	—	—	—	1	—
Net cash paid	$25	$41	$65	$77	$19

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

For the three and six months ended June 30, 2018, the Company recorded $1 million and $2 million of acquisition-related expenses, respectively, associated with the completed and contemplated acquisitions within selling, general and administrative expenses in the condensed consolidated statements of operations.  For both the three and six months ended June 30, 2017, there were $1 million of acquisition-related expenses associated with the completed and contemplated acquisitions.

Pro forma results

The following unaudited pro forma financial information for the three and six months ended June 30, 2018 and 2017 presents the condensed consolidated statements of operations of the Company and the acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to the acquisitions.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$943	$967	$1,872	$1,909
Net income (loss)	8	3	(2)	(1)
Net earnings (loss) per common share
Basic	$0.24	$0.09	$(0.06)	$(0.03)
Diluted	$0.23	$0.09	$(0.06)	$(0.03)

The following table outlines unaudited pro forma financial information for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Amortization of purchased intangibles	$4	$5	$9	$11

The nonrecurring pro forma adjustments affecting net loss for the three and six months ended June 30, 2018 and 2017 were de minimis.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

The following tables compare impacted accounts from the reported condensed consolidated balance sheet and statement of operations, as of and for the six months ended June 30, 2018, to their pro forma amounts had the previous guidance been in effect:

	June 30, 2018
	As Reported	Adjustments Adoption of ASC 606	Pro forma as if the previous standard was in effect
Assets
Receivables, net	$682	$(33)	$649
Inventories	252	13	265
Deferred income taxes	39	3	42

Liabilities
Accrued liabilities	$203	$6	$209

Equity
Accumulated deficit	$(5)	$(7)	$(12)

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

The difference between the reported balances and the pro forma balances above is due to the deferred revenue and inventory in the pro forma balances associated with completed production billed to the customer but not yet shipped, completed production held in inventory (including consigned inventory) and safety stock.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustments Adoption of ASC 606	Pro forma as if the previous standard was in effect	As Reported	Adjustments Adoption of ASC 606	Pro forma as if the previous standard was in effect
Net sales	$943	$(4)	$939	$1,872	$6	$1,878
Cost of sales	798	(4)	794	1,606	4	1,610
Income tax expense	5	—	5	1	—	1

Net earnings (loss) per common share
Basic net earnings (loss) per share	$0.24	$—	$0.24	$(0.09)	$0.06	$(0.03)
Diluted net earnings (loss) per share	0.23	—	0.23	(0.09)	0.06	(0.03)

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services, which is based on transaction prices set forth in contracts with customers and an estimate of variable consideration, as applicable.

Variable consideration resulting from volume rebates, fixed rebates, penalties or credits for paper consumption, and sales discounts that are offered within contracts between the Company and its customers is recognized in the period the related revenue is recognized. Estimates of variable consideration are based on stated contract terms and an analysis of historical experience.  The amount of variable consideration is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.  For contracts with multiple performance obligations, such as co-mail and catalog production, the transaction price allocated to each performance obligation is based on the price stated in the customer contract, which represents the Company’s best estimate of the standalone selling price of each distinct good or service in the contract.

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

The timing of revenue recognition, billings and cash collections results in accounts receivable and unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheet.  Revenue recognition generally coincides with the Company’s contractual right to consideration and the issuance of invoices to customers.  Depending on the nature of the performance obligation and arrangements with customers, the timing of the issuance of invoices may result in contract assets or contract liabilities.  Contract assets related to unbilled receivables are recognized for satisfied performance obligations for which the Company cannot yet issue an invoice.  Contract liabilities result from advances or deposits from customers on performance obligations not yet satisfied.

Because the majority of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer returns at the time of sale.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Disaggregated Revenue

The following table provides information about disaggregated revenue by major products/service lines and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Print	Office Products	Total	Print	Office Products	Total
Major Products/Service Lines
Book (a)	$266	$—	$266	$515	$—	$515

Magazines, Catalogs and Retail Inserts (b)	$493	$—	$493	$1,019	$—	$1,019
North America	442	—	442	910	—	910
Europe	51	—	51	109	—	109

Directories	$30	$—	$30	$61	$—	$61
North America	25	—	25	52	—	52
Europe	5	—	5	9	—	9

Office Products	$—	$154	$154	$—	$277	$277
Total	$789	$154	$943	$1,595	$277	$1,872

Timing of Revenue Recognition
Products and services transferred at a point in time	$683	$154	$837	$1,385	$277	$1,662
Products and services transferred over time	106	—	106	210	—	210
Total	$789	$154	$943	$1,595	$277	$1,872
(a)	Includes the premedia services, e-book formatting and supply chain management associated with book production.
(b)	Includes premedia, co-mail and logistics services associated with the production of catalogs and magazines.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2018	January 1, 2018
Trade receivables	$554	$647
Short-term contract assets	33	31
Long-term contract assets	35	36
Short-term contract liabilities	19	21

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Six Months Ended June 30,
	Contract Assets	Contract Liabilities
Revenue recognized that was included in contract liabilities as of January 1, 2018	$—	$(17)
Increases due to cash received	—	15
Payment of contract acquisition costs	5	—
Additions to unbilled accounts receivable	22	—
Amortization of contract acquisition costs	(6)	—
Unbilled accounts receivable recognized as receivables	(20)	—

Transactions affecting the allowances for doubtful accounts receivable balance during the six months ended June 30, 2018 were as follows:

June 30, 2018
Balance, beginning of year	$11
Provisions charged to expense	4
Balance, end of period	$15

Contract Acquisition Costs

In connection with the adoption of ASC 606, the Company is required to capitalize certain contract acquisition costs.  As of December 31, 2017 under previous guidance, the Company had capitalized $36 million in contract acquisition costs related to contracts that were not completed.  The Company did not have any other costs that were required to be capitalized on January 1, 2018 with the adoption of ASC 606.  For contracts that have a duration of less than one year, the Company follows the ASC 606 practical expedient approach and expenses these costs when incurred; for contracts with life exceeding one year, the Company records these costs in proportion to each completed contract performance obligation.  For the three and six months ended June 30, 2018, the amount of amortization was $3 million and $6 million, respectively, and there was no impairment loss in relation to costs capitalized.

Note 4.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
Raw materials and manufacturing supplies	$154	$114
Work in process	64	69
Finished goods	92	112
Last in, first out ("LIFO") reserve	(58)	(57)
Total	$252	$238

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 5.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
Land	$44	$45
Buildings	732	739
Machinery and equipment	3,956	4,012
	4,732	4,796
Accumulated depreciation	(4,188)	(4,220)
Total	$544	$576

During the three and six months ended June 30, 2018, depreciation expense was $28 million and $59 million, respectively. During the three and six months ended June 30, 2017, depreciation expense was $33 million and $68 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $10 million at June 30, 2018 and $7 million at December 31, 2017.  These assets were included in prepaid expenses and other current assets in the condensed consolidated balance sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows:

	Print	Office Products	Total
Net book value as of December 31, 2017
Goodwill	$934	$110	$1,044
Accumulated impairment losses	(883)	(79)	(962)
Total	51	31	82
Net book value as of June 30, 2018
Goodwill	929	110	1,039
Accumulated impairment losses	(878)	(79)	(957)
Total	$51	$31	$82

The components of other intangible assets at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$256	$(133)	$123	$256	$(125)	$131
Trade names	9	(5)	4	9	(4)	5
Total amortizable other intangible assets	265	(138)	127	265	(129)	136
Indefinite-lived trade names	24	—	24	24	—	24
Total other intangible assets	$289	$(138)	$151	$289	$(129)	$160

During the three and six months ended June 30, 2018, amortization expense for other intangible assets was $4 million and $9 million, respectively.  During the three and six months ended June 30, 2017, amortization expense for other intangible assets was $4 million and $8 million, respectively.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2018	$17
2019	16
2020	16
2021	14
2022	13
2023 and thereafter	60
Total	$136

Note 7.  Restructuring, Impairment and Other Charges

For the three and six months ended June 30, 2018 and 2017, the Company recorded the following net restructuring, impairment and other charges:

Three Months Ended June 30, 2018	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$2	$6	$8	$—	$1	$9
Office Products	—	1	1	—	—	1
Corporate	1	—	1	—	—	1
Total	$3	$7	$10	$—	$1	$11

Three Months Ended June 30, 2017	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$3	$2	$5	$—	$1	$6
Corporate	—	15	15	—	—	15
Total	$3	$17	$20	$—	$1	$21

Six Months Ended June 30, 2018	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$5	$9	$14	$(1)	$1	$14
Office Products	1	1	2	—	—	2
Corporate	1	—	1	—	—	1
Total	$7	$10	$17	$(1)	$1	$17

Six Months Ended June 30, 2017	Employee Terminations	Other Restructuring Charges	Total Restructuring Charges	Impairment	Other Charges	Total
Print	$6	$3	$9	$—	$2	$11
Office Products	1	—	1	—	—	1
Corporate	—	15	15	—	—	15
Total	$7	$18	$25	$—	$2	$27

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Restructuring and Impairment Charges

For the three and six months ended June 30, 2018, the Company incurred employee-related restructuring charges of $3 million and $7 million for an aggregate of 304 employees, of whom 224 were terminated as of or prior to June 30, 2018.  These charges primarily related to the closure of one facility in the Print segment and the reorganization of certain business units and corporate functions.  The Company incurred other restructuring charges of $7 million and $10 million for the three and six months ended June 30, 2018 for facility costs, a loss related to the Company's disposition of its retail offset printing facilities and pension withdrawal obligations related to facility closures.

For the three and six months ended June 30, 2017, the Company incurred employee-related restructuring charges of $3 million and $7 million for an aggregate of 504 employees, substantially all of whom were terminated as of or prior to June 30, 2018.  These charges primarily related to the announcement of one facility closure in the Print segment and the reorganization of certain business units and corporate functions.  Additionally, the Company incurred other restructuring charges of $17 million and $18 million for the three and six months ended June 30, 2017, respectively, primarily related to charges incurred as a result of a terminated supplier contract and the exit from certain operations and facilities.

Other Charges

For each of the three and six months ended June 30, 2018, the Company recorded $1 million of other charges for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included $3 million in accrued liabilities and $19 million in restructuring and multiemployer pension liabilities at June 30, 2018.

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

Restructuring Reserve

The restructuring reserve as of June 30, 2018 and December 31, 2017, and changes during the six months ended June 30, 2018 were as follows:

	December 31, 2017	Restructuring Charges	Other	Cash Paid	June 30, 2018
Employee terminations	$8	$7	$—	$(9)	$6
Multiemployer pension plan withdrawal obligations	16	1	19	(3)	33
Other	2	6	—	(5)	3
Total	$26	$14	$19	$(17)	$42

The current portion of restructuring reserves of $14 million at June 30, 2018 was included in accrued liabilities, while the long-term portion of $28 million, which primarily related to multiemployer pension plan withdrawal obligations related to facility closures, was included in restructuring and multiemployer pension liabilities at June 30, 2018.

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

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by June 30, 2019.

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

Note 9.  Debt

The Company’s debt at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30, 2018	December 31, 2017
Borrowings under the Revolving Credit Facility	$190	$75
Term Loan Facility due September 30, 2022 (a)	282	306
8.75% Senior Secured Notes due October 15, 2023	450	450
Capital lease and other obligations	3	3
Unamortized debt issuance costs	(11)	(12)
Total debt	914	822
Less: current portion	(234)	(123)
Long-term debt	$680	$699

(a)	The borrowings under the Term Loan Facility are subject to a variable interest rate. As of June 30, 2018 and December 31, 2017, the interest rate was 7.59% and 7.07%, respectively.

__________________________________

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

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

Additional Debt Issuances Information

The fair values of the Senior Notes and Term Loan Facility that were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy.  The fair value of the Company’s debt was less than and greater than its book value by approximately $2 million and $20 million at June 30, 2018 and December 31, 2017, respectively.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

There were $190 million and $75 million of borrowings under the Revolving Credit Facility as of June 30, 2018 and December 31, 2017, respectively.  The weighted-average interest rate on borrowings under the Company’s Revolving Credit Facility was 4.89% during the six months ended June 30, 2018.

There were $18 million and $38 million of net interest expense during the three and six months ended June 30, 2018, respectively.  There were $16 million and $33 million of net interest expense during the three and six months ended June 30, 2017, respectively.

Note 10.  Equity

The Company’s equity balances and changes were as follows:

	Total Equity 2018	Total Equity 2017
Balance at December 31	$248	$240
Net (loss) income	(3)	4
Other comprehensive (loss) income	(1)	23
Share-based compensation	8	7
Issuance of share-based awards, net of withholdings and other	(2)	(1)
Repurchase of common stock	(20)	—
Revenue recognition adjustments	9	—
Cash dividends paid	(18)	(16)
Issuance of common stock	—	18
Separation-related adjustments	—	(12)
Balance at June 30	$221	$263

On May 31, 2018, the Company completed the repurchase approved by the Board of Directors of 1.6 million shares of common stock for a total cost of $20 million.

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

Note 11.  Earnings Per Share

On May 31, 2018, the Company completed the repurchase approved by the Board of Directors of 1.6 million shares of common stock for a total cost of $20 million.  There were no shares of common stock purchased by the Company during the six months ended June 30, 2017.  During the six months ended June 30, 2018 and 2017, a de minimis amount of shares were withheld from employees for tax liabilities upon vesting of equity awards.

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net earnings (loss) per common share:
Basic	$0.24	$0.13	$(0.09)	$0.11
Diluted	$0.23	$0.12	$(0.09)	$0.11
Dividends declared per common share	$0.26	$0.25	$0.52	$0.50
Numerator:
Net income (loss)	$8	$5	$(3)	$4
Denominator:
Weighted average number of common shares outstanding	34.0	33.5	34.3	33.1
Dilutive options and awards	0.3	0.3	—	0.3
Diluted weighted average number of common shares outstanding	34.3	33.8	34.3	33.4
Weighted-average number of anti-dilutive share-based awards:
Restricted stock units	0.5	0.1	—	—
Options	0.2	—	—	—

Note 12.  Retirement Plans

The Company is the sole sponsor of certain defined benefit pension plans that are included in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.  The components of the estimated net pension (income) loss for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Qualified	Non-Qualified & International	Total	Qualified	Non-Qualified & International	Total
Interest cost	$21	$1	$22	$42	$2	$44
Expected return on plan assets	(39)	—	(39)	(78)	—	(78)
Amortization of actuarial loss	5	—	5	10	—	10
Net periodic benefit (income) loss	$(13)	$1	$(12)	$(26)	$2	$(24)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Qualified	Non-Qualified & International	Total	Qualified	Non-Qualified & International	Total
Interest cost	$21	$1	$22	$43	$2	$45
Expected return on plan assets	(38)	—	(38)	(76)	—	(76)
Amortization of actuarial loss	4	—	4	8	—	8
Net periodic benefit (income) loss	$(13)	$1	$(12)	$(25)	$2	$(23)

The total net periodic income for the three and six months ended June 30, 2018 and 2017 is included in the investment and other income-net line item in the condensed consolidated statements of operations.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 13.  Comprehensive Income

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2017 and June 30, 2018 and changes during the six months ended June 30, 2018.

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2017	$(428)	$(48)	$(476)
Other comprehensive loss before reclassifications	—	(9)	(9)
Amounts reclassified from accumulated other comprehensive loss	8	—	8
Reclassification to accumulated deficit	(97)	—	(97)
Net change in accumulated other comprehensive loss	(89)	(9)	(98)
Balance at June 30, 2018	$(517)	$(57)	$(574)

The Company adopted ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) in the first quarter of 2018.  As a result of applying this standard in the period of adoption, the Company reclassified $97 million relating to the change in tax rate from accumulated other comprehensive loss to accumulated deficit in the Company’s condensed consolidated balance sheet during the three months ended March 31, 2018.  ASU 2018-02 eliminates the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users.

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2016 and June 30, 2017 and changes during the six months ended June 30, 2017.

	Pension Plan Cost	Translation Adjustments	Total
Balance at December 31, 2016	$(462)	$(69)	$(531)
Other comprehensive income before reclassifications	—	18	18
Amounts reclassified from accumulated other comprehensive loss	5	—	5
Net change in accumulated other comprehensive loss	5	18	23
Balance at June 30, 2017	$(457)	$(51)	$(508)

Refer to the condensed consolidated statements of comprehensive income for the components of comprehensive income for the three and six months ended June 30, 2018 and 2017.

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of pension plan cost:
Net actuarial loss (a)	$5	$4	$10	$8
Reclassifications before tax	5	4	10	8
Income tax expense	1	2	2	3
Reclassifications, net of tax	$4	$2	$8	$5

(a)

These accumulated other comprehensive income components are included in the calculation of net periodic pension plan (income) expense that is recognized substantially all in investment and other income-net in the condensed consolidated statements of operations (see Note 12, Retirement Plans).

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 14.  Segment Information

The Company’s segment and product and service offerings are summarized below:

Print

The Print segment produces magazines, catalogs, books, directories, and retail inserts.  The segment also provides supply-chain management, logistics and certain other print-related services, including mail-list management and sortation, e-book formatting and distribution.  The segment has operations in the U.S., Europe and Mexico.  The Print segment is divided into the magazines, catalogs and retail inserts, book, Europe and directories reporting units.

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

	Net Sales	Income (loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended June 30, 2018
Print	$789	$20	$30	$15
Office Products	154	13	3	1
Total operating segments	943	33	33	16
Corporate	—	(15)	1	1
Total operations	$943	$18	$34	$17

	Net Sales	Income (loss) from Operations	Depreciation and Amortization	Capital Expenditures
Three Months Ended June 30, 2017
Print	$723	$22	$36	$12
Office Products	125	12	3	2
Total operating segments	848	34	39	14
Corporate	—	(27)	—	1
Total operations	$848	$7	$39	$15

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017

(tabular amounts in millions, except per share data)

	Net Sales	Income (loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Six Months Ended June 30, 2018
Print	$1,595	$22	$1,483	$64	$34
Office Products	277	15	367	7	1
Total operating segments	1,872	37	1,850	71	35
Corporate	—	(25)	71	1	2
Total operations	$1,872	$12	$1,921	$72	$37

	Net Sales	Income (loss) from Operations	Assets of Operations	Depreciation and Amortization	Capital Expenditures
Six Months Ended June 30, 2017
Print	$1,433	$34	$1,440	$71	$32
Office Products	236	21	297	7	2
Total operating segments	1,669	55	1,737	78	34
Corporate	—	(41)	114	1	2
Total operations	$1,669	$14	$1,851	$79	$36

Restructuring, impairment and other charges by segment for the three and six months ended June 30, 2018 and 2017 are disclosed in Note 7, Restructuring, Impairment and Other Charges.

Note 15.  Related Parties

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

For the Three and Six Months Ended June 30, 2018 and 2017

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

Note 17.  Subsequent Events

On July 2, 2018, the Company completed the acquisition of RRD’s Print Logistics business, a leading integrated logistics services provider to the print industry with an expansive distribution network.   The total purchase price, $58 million in cash, was funded with a combination of cash on hand and drawings under the Revolving Credit Facility.  The Company is in process of completing the purchase price allocation.

On July 19, 2018, the Company announced that it has entered into a definitive agreement to sell its European printing business, which represents the Company’s entire Europe reporting unit. The proceeds from the sale are dependent upon the assets and liabilities present at the time of closing and any subsequent working capital adjustments.  The Company does not expect a material gain or loss on the sale, other than the impact on the income tax provision related to the reversal of the estimated $25 million of net deferred tax assets associated with this business as of June 30, 2018.  The sale has not been completed as of August 2, 2018, the date of filing of the Form 10-Q for the quarter ended June 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of LSC Communications, Inc. as of June 30, 2018 and December 31, 2017 and the results of operations for the three and six months ended June 30, 2018 and 2017.  This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Item 1 Condensed Consolidated Financial Statements.  Refer to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 22, 2018, for management’s discussion and analysis of the financial condition of the company as of December 31, 2017 and December 31, 2016, and the results of operations for the years ended December 31, 2017, 2016 and 2015.

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

Segment Descriptions

The Company’s segments and their product offerings are summarized below:

Print

We are the largest producer of books in the U.S. and one of the largest producers of catalogs, magazines and retail inserts in North America.  The Print segment produces magazines, catalogs, books, directories, and retail inserts.  The segment also provides supply-chain management, logistics and certain other print-related services, including mail-list management and sortation, e-book formatting and distribution.  The segment has operations in the U.S., Europe and Mexico.  The Print segment is divided into the magazines, catalogs and retail inserts, book, Europe and directories reporting units.

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

Business Combinations

The following table lists the Company’s acquisitions since the beginning of 2017:

Date	Company	Description	Purchase Price
November 29, 2017	The Clark Group (“Clark Group”)	Third-party logistics provider of distribution, consolidation, transportation management and international freight forwarding services	$25 million in cash
November 9, 2017	Quality Park	Producer of envelopes, mailing supplies and assorted packaging items	$41 million in cash
September 7, 2017	Publishers Press	Printing provider with capabilities such as web-offset printing, prepress and distribution services for magazines and retail brands	$68 million in cash
August 21, 2017	NECI, LLC ("NECI")	Supplier of commodity and specialty filing supplies	$6 million in cash
August 17, 2017	CREEL Printing ("CREEL")	Offset and digital printing company	$79 million in cash
July 28, 2017	Fairrington Transportation Corp., F.T.C. Transport, Inc. and F.T.C. Services, Inc. (“Fairrington”)	Full-service, printer-independent mailing logistics provider in the United States	$19 million in cash and ~1.0 million shares of LSC common stock (total value $39 million)
March 1, 2017	HudsonYards Studios ("HudsonYards")

Digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services

$3 million in cash

For further information on the above acquisitions, see Note 2, Business Combinations, to the condensed consolidated financial statements.

In addition, on July 2, 2018, the Company completed the acquisition of RRD’s Print Logistics business.

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

Raw Materials

The primary raw materials we use in our Print segment are paper and ink.  We negotiate with leading paper suppliers to maximize our purchasing efficiencies and use a wide variety of paper grades and formats. In addition, a substantial amount of paper used in our print business is supplied directly by customers.  Variations in the cost and supply of certain paper grades used in the manufacturing process may affect our consolidated financial results.  Generally, customers directly absorb the impact of changing prices on customer-supplied paper.  For paper that we purchase, we have historically passed most changes in price through to our customers.  Contractual arrangements and industry practice should support our continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable us to successfully do so.  Higher paper prices and tight paper supplies – as currently being experienced - may have an impact on customers’ demand for printed products.  We also resell waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

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

Changes in material prices, including paper, may impact the Company’s operating margins as there may be a lag between when the Company experiences the changes and when they are absorbed by our customers.

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

Pension Benefit Plans

The funded status of the Company’s pension benefit plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates.  Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans.  The Company reviews its actuarial assumptions on an annual basis as of December 31.  Based on current estimates, the Company expects to make cash contributions of approximately $6 million to its pension benefit plans for the full year in 2018, of which $3 million has been contributed during six months ended June 30, 2018.

Based on the fair value of assets and the estimated discount rate used to value benefit obligations as of June 30, 2018, the Company estimates the unfunded status of the pension benefit plans to be approximately $90 million compared to $187 million at December 31, 2017.

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

Results of Operations for the Three Months Ended June 30, 2018 as Compared to the Three Months Ended June 30, 2017

The following table shows the results of operations for the three months ended June 30, 2018 and 2017, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Net sales	$943	$848	$95	11.2%
Cost of sales	798	705	93	13.2%
Cost of sales as a % of net sales	84.6%	83.1%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	82	76	6	7.9%
Selling, general and administrative expenses as a % of net sales	8.7%	9.0%
Restructuring, impairment and other charges-net	11	21	(10)	(47.6%)
Depreciation and amortization	34	39	(5)	(12.8%)
Income from operations	$18	$7	$11	157.1%

Condensed Consolidated Results

Net sales for the three months ended June 30, 2018 were $943 million, an increase of $95 million, or 11.2%, compared to the three months ended June 30, 2017.  Net sales were impacted by:

•

Increases due to the acquisitions of Clark Group, CREEL, Publishers Press, and Fairrington in 2017 (the “MCR 2017 acquisitions”), and the acquisitions of Quality Park and NECI in 2017 (the “Office Products 2017 acquisitions”) (together with the MCR 2017 acquisitions, the “2017 acquired companies”), partially offset by the disposition of the Company’s retail offset printing facilities in June 2018, a $5 million decrease in pass-through paper sales and price declines; and

•	A $4 million increase due to changes in foreign exchange rates, primarily in Polish Zloty.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $24 million or 2.5% (see Note 2, Business Combinations, to the condensed consolidated financial statements).

Total cost of sales increased $93 million, or 13.2%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to the cost of sales incurred by the 2017 acquired companies, a $3 million increase due to changes in foreign exchange rates, primarily in Polish Zloty, increased costs of raw materials, primarily paper, and the mix of volume.

As a percentage of net sales, cost of sales increased from 83.1% for the three months ended June 30, 2017 to 84.6% for the three months ended June 30, 2018 primarily due to price pressures and increased costs of raw materials.

Selling, general and administrative expenses increased $6 million to $82 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily driven by expenses incurred by the 2017 acquired companies, partially offset by lower separation-related expenses.

As a percentage of net sales, selling, general and administrative expenses decreased from 9.0% for the three months ended June 30, 2017 to 8.7% for the three months ended June 30, 2018 primarily due to cost control initiatives.

For the three months ended June 30, 2018, the Company recorded restructuring, impairment and other charges of $11 million. The charges primarily included:

•

Other restructuring charges of $7 million for facility costs, a loss related to the Company’s disposition of its retail offset printing facilities, and multiemployer withdrawal obligations related to facility closures; and

•

Employee termination costs of $3 million related to an aggregate of 108 employees, of whom 85 were terminated as of or prior to June 30, 2018, primarily related to the reorganization of certain business units and corporate functions.

For the three months ended June 30, 2017, the Company recorded restructuring, impairment and other charges of $21 million. The charges included:

•	Other restructuring charges of $17 million primarily related to charges incurred as a result of a terminated supplier contract and the exit from certain operations and facilities;
•

Net restructuring charges of $3 million for employee termination costs for an aggregate of 306 employees, substantially all of whom were terminated as of or prior to June 30, 2018, primarily related to the announcement of one facility closure in the Print segment and the reorganization of certain business units and corporate functions; and

•	$1 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.

Depreciation and amortization decreased $5 million to $34 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to decreased capital spending in recent years compared to historical levels, partially offset by depreciation and amortization incurred by the 2017 acquired companies.

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$18	$16	$2	12.5%
Investment and other (income)-net	(13)	(12)	(1)	8.3%

Net interest expense increased by $2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to increased borrowings on the Company’s $400 million senior secured revolving credit facility (the “Revolving Credit Facility”).  Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.

	Three Months Ended June 30,
	2018	2017	$ Change
	(in millions, except percentages)
Net income before income taxes	$13	$3	$10
Income tax expense (benefit)	5	(2)	7
Effective income tax rate	35.3%	(91.3%)

The effective income tax rate for the three months ended June 30, 2018 was 35.3% compared to (91.3%) for the three months ended June 30, 2017.  The effective income tax rate for the three months ended June 30, 2018 reflects the impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”) including the reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%, partially offset by the tax resulting from the inclusion of certain foreign-sourced earnings, referred to as the global intangible low-taxed income ("GILTI") tax, as well as changes in deductions and permanent book-to-tax differences.

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

Print

	Three Months Ended June 30,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$789	$723	$66
Income from operations	20	22	(2)
Operating margin	2.5%	3.0%	(50 bps)
Restructuring, impairment and other charges-net	9	6	3

	Net Sales for the Three Months Ended June 30,
Reporting unit	2018	2017	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$442	$378	$64	16.9%
Book	266	262	4	1.5%
Europe	56	56	—	0.0%
Directories	25	27	(2)	(7.4%)
Total Print	$789	$723	$66	9.1%

Net sales for the Print segment for the three months ended June 30, 2018 were $789 million, an increase of $66 million, or 9.1%, compared to the three months ended June 30, 2017.  Print segment net sales were impacted as follows by changes in the net sales of its reporting units:

•

Magazines, catalogs and retail inserts: Sales increased due to the MCR 2017 acquisitions and a $3 million increase in pass-through paper sales, partially offset by lower volume, the disposition of the Company’s retail offset printing facilities in June 2018, price declines, and a decrease due to changes in foreign exchange rates in the Mexican peso.

•	Book: Sales increased due to higher volume in religious books and digital products, partially offset by a $4 million decrease in paper sales and price pressures.
•

Europe: Sales remained consistent primarily as a result of a $4 million increase due to changes in foreign exchange rates for Polish Zloty, partially offset by a $4 million decrease in pass-through paper sales.

•	Directories: Sales decreased primarily due to lower volume.

The decrease in Print segment income from operations and operating margins was primarily due to mix of volume and price pressures.

Office Products

	Three Months Ended June 30,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$154	$125	$29
Income from operations	13	12	1
Operating margin	8.4%	9.6%	(120 bps)
Restructuring, impairment and other charges-net	1	—	1

Net sales for the Office Products segment for the three months ended June 30, 2018 were $154 million, an increase of $29 million, or 23.2%, compared to the three months ended June 30, 2017, largely as a result of the Office Products 2017 acquisitions, partially offset by lower volume in filing and notetaking products.

The increase in Office Products’ segment income from operations was primarily due to higher volume largely as a result of the Office Products 2017 acquisitions, partially offset by increased costs of raw materials, primarily in paper.  The decrease in operating margin is primarily due to lower margins in the Office Products 2017 acquisitions and higher materials costs, partially offset by overhead cost reductions.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended June 30,
	2018	2017
	(in millions)
Total operating expenses	$15	$27
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	1	15
Share-based compensation expenses	5	4
Acquisition-related expenses	1	1
Separation-related expenses	—	2

Results of Operations for the Six Months Ended June 30, 2018 as Compared to the Six Months Ended June 30, 2017

The following table shows the results of operations for the six months ended June 30, 2018 and 2017, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Net sales	$1,872	$1,669	$203	12.2%
Cost of sales	1,606	1,397	209	15.0%
Cost of sales as a % of net sales	85.8%	83.7%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	165	152	13	8.6%
Selling, general and administrative expenses as a % of net sales	8.8%	9.1%
Restructuring, impairment and other charges-net	17	27	(10)	(37.0%)
Depreciation and amortization	72	79	(7)	(8.9%)
Income from operations	$12	$14	$(2)	(14.3%)

Condensed Consolidated Results

Net sales for the six months ended June 30, 2018 were $1,872 million, an increase of $203 million, or 12.2%, compared to the six months ended June 30, 2017.  Net sales were impacted by:

•

Increases due to the 2017 acquired companies, partially offset by price declines, the disposition of the Company’s retail offset printing facilities in June 2018, and a $6 million decrease in pass-through paper sales; and

•	A $16 million increase due to changes in foreign exchange rates, primarily in Polish Zloty.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $37 million or 1.9% (see Note 2, Business Combinations, to the condensed consolidated financial statements).

Total cost of sales increased $209 million, or 15.0%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to the cost of sales incurred by the 2017 acquired companies, an $14 million increase due to changes in foreign exchange rates, primarily in Polish Zloty, increased costs of raw materials, and mix of volume.

As a percentage of net sales, cost of sales increased from 83.7% for the six months ended June 30, 2017 to 85.8% for the six months ended June 30, 2018 primarily due to price pressures and increased costs of raw materials.

Selling, general and administrative expenses increased $13 million to $165 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily driven by expenses incurred by the 2017 acquired companies, partially offset by lower separation-related expenses.

As a percentage of net sales, selling, general and administrative expenses decreased from 9.1% for the six months ended June 30, 2017 to 8.8% for the six months ended June 30, 2018 primarily due to cost control initiatives.

For the six months ended June 30, 2018, the Company recorded restructuring, impairment and other charges of $17 million. The charges primarily included:

•

Other restructuring charges of $10 million for facility costs, a loss related to the Company’s disposition of its retail offset printing facilities, and multiemployer withdrawal obligations related to facility closures; and

•

Employee termination costs of $7 million related to an aggregate of 304 employees, of whom 224 were terminated as of or prior to June 30, 2018.  These charges primarily related to one facility closure in the Print segment and the reorganization of certain business units and corporate functions.

For the six months ended June 30, 2017, the Company recorded restructuring, impairment and other charges of $27 million. The charges included:

•	Other restructuring charges of $18 million primarily related to charges incurred as a result of a terminated supplier contract and the exit from certain operations and facilities;
•

Employee termination costs of $7 million for an aggregate of 504 employees, substantially all of whom were terminated as of or prior to June 30, 2018.  These charges primarily related to the announcement of one facility closure in the Print segment and the reorganization of certain business units and corporate functions; and

•	Other charges of $2 million primarily related to multiemployer pension withdrawal obligations unrelated to facility closures.

Depreciation and amortization decreased $7 million to $72 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to decreased capital spending in recent years compared to historical levels, partially offset by depreciation and amortization incurred by the 2017 acquired companies.

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$38	$33	$5	15.2%
Investment and other (income)-net	(24)	(23)	(1)	4.3%

Net interest expense increased by $5 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to increased borrowings on the Company’s $400 million senior secured revolving credit facility (the “Revolving Credit Facility”).  Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.

	Six Months Ended June 30,
	2018	2017	$ Change
	(in millions, except percentages)
Net (loss) income before income taxes	$(2)	$4	$(6)
Income tax expense	1	—	1
Effective income tax rate	(35.7%)	(3.8%)

The effective income tax rate for the six months ended June 30, 2018 was (35.7%) compared to (3.8%) for the six months ended June 30, 2017.  The effective income tax rate for the six months ended June 30, 2018 reflects the impact of the Tax Act including the reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%, partially offset by the tax resulting from the inclusion of certain foreign-sourced earnings, referred to as the GILTI tax, as well as changes in deductions and permanent book-to-tax differences.

The effective income tax rate for the six months ended June 30, 2017 reflects the favorable impact associated with a reorganization of certain entities in 2017, partially offset by an unfavorable impact associated with share-based compensation awards that lapsed in 2017.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.

Print

	Six Months Ended June 30,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$1,595	$1,433	$162
Income from operations	22	34	(12)
Operating margin	1.4%	2.4%	(100 bps)
Restructuring, impairment and other charges-net	14	11	3

	Net Sales for the Six Months Ended June 30,
Reporting unit	2018	2017	$ Change	% Change
	(in millions, except percentages)
Magazines, catalogs and retail inserts	$910	$761	$149	19.6%
Book	515	501	14	2.8%
Europe	118	112	6	5.4%
Directories	52	59	(7)	(11.9%)
Total Print	$1,595	$1,433	$162	11.3%

Net sales for the Print segment for the six months ended June 30, 2018 were $1,595 million, an increase of $162 million, or 11.3%, compared to the six months ended June 30, 2017.  Print segment net sales were impacted as follows by changes in the net sales of its reporting units:

•

Magazines, catalogs and retail inserts: Sales increased due to the MCR 2017 acquisitions, a $3 million increase in pass-through paper sales, and an increase due to changes in foreign exchange rates in the Mexican peso, partially offset by lower volume, the disposition of the Company’s retail offset printing facilities in June 2018 and price declines.

•	Book: Sales increased due to higher volume in digital products, trade and educational books, partially offset by price pressures and as a $2 million decrease in pass-through paper sales.
•

Europe: Sales increased primarily as a result of a $14 million increase due to changes in foreign exchange rates for Polish Zloty, that was partially offset by a $5 million decrease in pass-through paper sales and lower volume.

•	Directories: Sales decreased due to lower volume and a $2 million decrease in pass-through paper sales.

The decrease in Print segment income from operations and operating margins was primarily due to mix of volume and price pressures.

Office Products

	Six Months Ended June 30,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$277	$236	$41
Income from operations	15	21	(6)
Operating margin	5.4%	8.9%	(350 bps)
Restructuring, impairment and other charges-net	2	1	1
Purchase accounting inventory adjustments	1	—	1

Net sales for the Office Products segment for the six months ended June 30, 2018 were $277 million, an increase of $41 million, or 17.4%, compared to the six months ended June 30, 2017, largely as a result of the Office Products 2017 acquisitions and an increase due to changes in foreign exchange rates in the Canadian dollar, partially offset by lower volume in filing and notetaking products.

The decrease in Office Products segment income from operations and operating margins was due to increased costs of raw materials, primarily in paper, and mix of volume.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Six Months Ended June 30,
	2018	2017
	(in millions)
Total operating expenses	$25	$41
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	1	15
Share-based compensation expenses	8	7
Acquisition-related expenses	2	1
Separation-related expenses	—	3

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, purchase accounting adjustments, acquisition-related expenses, and separation-related expenses.  A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$8	$5	$(3)	$4
Restructuring, impairment and other charges – net	11	21	17	27
Purchase accounting adjustments	—	—	3	—
Acquisition-related expenses	1	1	2	1
Separation-related expenses	—	2	—	3
Depreciation and amortization	34	39	72	79
Interest expense-net	18	16	38	33
Income tax expense (benefit)	5	(2)	1	—
Non-GAAP adjusted EBITDA	$77	$82	$130	$147

The adjustments to arrive at non-GAAP adjusted EBITDA are summarized below:

•

Restructuring, impairment and other charges-net: Refer to Results of Operations for the Three Months Ended June 30, 2018 as Compared to the Three Months Ended June 30, 2017 and Results of Operations for the Six Months Ended June 30, 2018 as Compared to the Six Months Ended June 30, 2017 for information on charges.

•

Purchase accounting adjustments: The six months ended June 30, 2018 included charges of $3 million as a result of purchase accounting inventory step-up adjustments and changes to purchase price allocations related to prior acquisitions.  There were no charges during the three months ended June 30, 2018.

•

Acquisition-related expenses: The three and six months ended June 30, 2018 included charges of $1 million and $2 million, respectively, related to legal, accounting and other expenses associated with completed and contemplated acquisitions. There were $1 million in charges during each of the three and six months ended June 30, 2017.

•

Separation-related expenses: The three and six months ended June 30, 2017 included charges of $2 million and $3 million, respectively, for one-time transaction costs associated with becoming a standalone company.

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

The following sections describe the Company’s cash flows for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30, 2018
	2018	2017
Net cash (used in) provided by operating activities	$(26)	$78
Net cash (used in) investing activities	(32)	(32)
Net cash provided by (used in) financing activities	50	(47)

Cash Flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $26 million for the six months ended June 30, 2018 compared to $78 million provided by operating activities for the same period in 2017.  The decrease in net cash provided by operating activities was largely driven by the timing of customer and supplier payments and increase in inventories as a result of higher paper prices and facility consolidations to fulfill the demands for our products.

Cash Flows from Investing Activities

Net cash used in investing activities for each of the six months ended June 30, 2018 and 2017 was $32 million.  Significant changes are as follows:

•	Capital expenditures were $37 million for the six months ended June 30, 2018, an increase of $1 million compared to the same period in 2017;
•

Cash paid for acquisitions of businesses, net of cash acquired was impacted by purchase price adjustments resulting from finalization of working capital calculations in each period and the acquisition of HudsonYards in 2017;

•

Proceeds from the sales of other assets were $1 million for the six months ended June 30, 2018 and $6 million for the same period in 2017 which primarily related to the sale of land and a building; and

•	Net proceeds of $3 million related to the sales of investments for the six months ended June 30, 2017.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 was $50 million compared to $47 million used in financing activities for the same period in 2017.  Significant changes are as follows:

•	The Company paid down $26 million of long-term debt and current maturities during the six months ended June 30, 2018, compared to $52 million for the prior period;
•	The Company received net proceeds from credit facility borrowings of $115 million for the six months ended June 30, 2018 and none in the prior period;
•	The Company paid $20 million to repurchase common stock during the six months ended June 30, 2018;
•	The Company received proceeds of $18 million for the issuance of common stock on March 28, 2017 in connection with the secondary offering of shares retained by RRD at the separation; and
•	The Company received $3 million in net cash payments from RRD related to the separation from RRD on October 1, 2016 during the six months ended June 30, 2017.

Dividends

Cash dividends declared and paid to stockholders during the six months ended June 30, 2018 totaled $18 million.  On July 19, 2018, the Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on September 5, 2018 to stockholders of record on August 15, 2018.

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

LIQUIDITY

Cash and cash equivalents were $22 million and $34 million as of June 30, 2018 and December 31, 2017, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of June 30, 2018 included $7 million in the U.S. and $15 million at international locations.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs.  Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.  As of June 30, 2018, $15 million of international cash was loaned to U.S. operating entities.

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

Additional Debt Issuances Information

There were $190 million of borrowings under the Revolving Credit Facility as of June 30, 2018.  Based on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2018 and existing debt, the Company would have had the ability to utilize the entire $400 million Revolving Credit Facility and not have been in violation of the terms of the agreement.  Availability under the Revolving Credit Facility was reduced by $190 million in borrowings and $40 million related to outstanding letters of credit.

The current availability under the Revolving Credit Facility and net availability as of June 30, 2018 is shown in the table below:

June 30, 2018
(in millions)
Availability
Stated amount of the Revolving Credit Facility	$400
Less: availability reduction from covenants	—
Amount available under the Revolving Credit Facility	$400

Usage
Borrowings under the Revolving Credit Facility	$190
Impact on availability related to outstanding letters of credit	40
$230

Current availability at June 30, 2018	$170
Cash	22
Net Available Liquidity	$192

The Company was in compliance with its debt covenants as of June 30, 2018, and expects to remain in compliance based on management’s estimates of operating and financial results for 2018 and the foreseeable future.  However, declines in market and economic conditions or demand for certain of the Company’s products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.  As of June 30, 2018, the Company’s leverage as defined in the Credit Agreement was 2.57, compared to a maximum permitted ratio under the Credit Agreement of 3.25, which steps down to 3.00 on March 31, 2019.  The full definition of the Consolidated Leverage Ratio is included in the Credit Agreement filed as an exhibit to this quarterly report on Form 10-Q.   As of June 30, 2018, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Credit Facility would reduce the size of the Company’s committed facility unless a replacement institution were added.  Currently, the Revolving Credit Facility is supported by fifteen U.S. and international financial institutions.

As of June 30, 2018, the Company had $40 million in outstanding letters of credit issued under the Revolving Credit Facility, all of which reduced the availability thereunder.  As of June 30, 2018, the Company also had $16 million in other uncommitted credit facilities, all of which were outside the U.S. (the “Other Facilities”).  As of June 30, 2018, letters of credit and guarantees of a de minimis amount were issued and reduced availability under the Other Facilities.

The Company’s debt maturities as of June 30, 2018 are shown in the following table:

	Debt Maturity Schedule
	Total	2018	2019	2020	2021	2022	Thereafter
Borrowings under the Credit Agreement	$477	$213	$43	$43	$43	$135	$—
Senior secured notes	450	—	—	—	—	—	450
Capital lease obligations	3	1	1	1	—	—	—
Total (a)	$930	$214	$44	$44	$43	$135	$450

(a)

Excludes unamortized debt issuance costs of $4 million and $7 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $5 million related to the Company’s Term Loan Facility.  These amounts do not represent contractual obligations with a fixed amount or maturity date.

On July 2, 2018, the Company completed the acquisition of RRD’s Print Logistics business for $58 million in cash.   The total purchase price was funded with a combination of cash on hand and drawings under the Revolving Credit Facility.

On June 5, 2018, the Company completed the sale of its retail offset printing facilities, which were included in the Company’s magazines, catalogs and retail inserts reporting unit, to Trend Offset Printing.

Other

On February 15, 2018, the Company’s Board of Directors approved an initial share repurchase authorization of up to $20 million of common stock under which the Company may buy back LSC Communications’ shares at its discretion from February 15, 2018 through August 15, 2019.  The $20 million repurchase was completed on May 31, 2018.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt.  At June 30, 2018, the Company’s variable-interest borrowings were $477 million, or approximately 51.3%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates.  Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at June 30, 2018 by approximately $16 million.

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

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s condensed consolidated financial statements are also described in Note 16, New Accounting Pronouncements, and throughout the notes to the condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2018 an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2018 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1 , 2018 - April 30, 2018	—	$—	—	$20,000,000
May 1, 2018 - May 31, 2018	1,632,190	12.23	1,632,190	$—
June 1, 2018 - June 30, 2018	—	—	—	$—
Total	1,632,190	$12.23	1,632,190

On February 15, 2018, the Company’s Board of Directors approved an initial share repurchase authorization of up to $20 million of common stock under which the Company may buy back LSC Communications’ shares at its discretion from February 15, 2018 through August 15, 2019.  The Company completed the repurchase on May 31, 2018 from a combination of cash on hand, cash flow and borrowings under its $400 million Revolving Credit Facility.

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

4.1

Indenture, dated as of September 30, 2016, among LSC Communications, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.2

Registration Rights Agreement, dated as of July 28, 2017, by and among LSC Communications, Inc. Victor G. Warren Revocable Trust Dated July 14, 1993, James Reifenberg, Mark Nickel, Phillip Warren and James M. Slattery (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on October 2, 2017)

10.1

Credit Agreement, dated as of September 30, 2016, among LSC Communications, Inc., the lenders party thereto, Bank Of America, N.A., as Administrative Agent Swing Line Lender and an L/C Issuer, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.2

Amendment No. 1 to Credit Agreement dated as of November 17, 2017, by and among LSC Communications, Inc., the other Loan Parties, the 2017 Refinancing Term Lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 3, 2018)

10.3	2016 LSC Communications, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.4	Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2017)*

10.5	LSC Communications, Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of August 1, 2018 (filed herewith)*

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

10.21

Form of Stock Unit Award Agreement (for 2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.22	Form of Stock Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

10.23

Form of Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018)*

10.24

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.25

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

10.27

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

10.30

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

Date: August 2, 2018