Form 10-Q
period 2018-09-30
LSC Communications, Inc.
filed 2018-11-07
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 2, 2018, 33,319,757 shares of common stock were outstanding.

LSC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

TABLE OF CONTENTS

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$20	$34
Receivables, less allowances for doubtful accounts of $14 in 2018 (2017 - $11)	772	727
Inventories (Note 4)	244	238
Prepaid expenses and other current assets	41	47
Total current assets	1,077	1,046
Property, plant and equipment-net (Note 5)	514	576
Goodwill (Note 6)	107	82
Other intangible assets-net (Note 6)	165	160
Deferred income taxes	12	51
Other noncurrent assets	97	99
Total assets	$1,972	$2,014

LIABILITIES
Accounts payable	$351	$406
Accrued liabilities	219	239
Short-term debt and current portion of long-term debt (Note 9)	276	123
Total current liabilities	846	768
Long-term debt (Note 9)	670	699
Pension liabilities	126	182
Restructuring and multi-employer pension liabilities (Note 7)	46	49
Other noncurrent liabilities	65	68
Total liabilities	$1,753	$1,766

Commitments and Contingencies (Note 8)

EQUITY (Note 10)
Common stock, $0.01 par value
Authorized: 65,000,000
Issued: 34,882,123 shares in 2018 (2017: 34,610,931)	$—	$—
Additional paid-in-capital	826	816
Accumulated deficit	(18)	(90)
Accumulated other comprehensive loss (Note 14)	(566)	(476)
Treasury stock, at cost: 1,834,161 shares in 2018 (2017: 100,256)	(23)	(2)
Total equity	219	248
Total liabilities and equity	$1,972	$2,014

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$1,015	$935	$2,887	$2,604
Cost of sales	862	778	2,468	2,175
Selling, general and administrative expenses (exclusive of depreciation and amortization)	77	76	242	228
Restructuring, impairment and other charges-net (Note 7)	1	60	18	87
Depreciation and amortization	34	39	106	118
Income (loss) from operations	41	(18)	53	(4)
Interest expense-net	21	19	59	52
Investment and other (income)-net	(11)	(11)	(35)	(34)
Income (loss) before income taxes	31	(26)	29	(22)
Income tax expense (benefit)	35	(23)	36	(23)
Net (loss) income	$(4)	$(3)	$(7)	$1

Net (loss) earnings per common share (Note 11)
Basic net (loss) earnings per share	$(0.12)	$(0.07)	$(0.21)	$0.03
Diluted net (loss) earnings per share	$(0.12)	$(0.07)	$(0.21)	$0.03

Dividends declared per common share	$0.26	$0.25	$0.78	$0.75

Weighted-average number of common shares outstanding:
Basic	33.2	34.2	34.0	33.5
Diluted	33.2	34.2	34.0	33.8

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(4)	$(3)	$(7)	$1

Other comprehensive income (loss), net of tax (Note 14):
Translation adjustments	5	2	(4)	20
Adjustment for net periodic pension plan cost, net of tax of $2 million and $4 million for the three and nine months ended September 30, 2018, respectively, and $2 million and $5 million for three and nine months ended 2017, respectively	3	3	11	8
Other comprehensive income	8	5	7	28
Comprehensive income	$4	$2	$—	$29

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net (loss) income	$(7)	$1
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment charges	—	55
Depreciation and amortization	106	118
Provision for doubtful accounts receivable	5	3
Share-based compensation	10	10
Deferred income taxes	30	(14)
Other	5	3
Changes in operating assets and liabilities - net of acquisitions and dispositions:
Accounts receivable-net	(44)	(48)
Inventories	(53)	(20)
Prepaid expenses and other current assets	(3)	(3)
Accounts payable	(45)	36
Income taxes payable and receivable	8	(29)
Accrued liabilities and other	(38)	(54)
Net cash (used in) provided by operating activities	(26)	58

Cash Flows from Investing Activities
Capital expenditures	(52)	(51)
Acquisitions of businesses, net of cash acquired	(54)	(175)
Disposition of business	45	—
Net (payments) and proceeds from purchase and sales of investments	(3)	1
Proceeds from sales of other assets	7	7
Net cash (used in) investing activities	(57)	(218)

Cash Flows from Financing Activities
Payments of current maturities and long-term debt	(39)	(53)
Net proceeds from credit facility borrowings	158	140
Proceeds from issuance of common stock	—	18
Payments for repurchase of common stock	(20)	—
Dividends paid	(26)	(25)
Other financing activities	(1)	—
Payments from RRD-net	—	3
Net cash provided by financing activities	72	83

Effect of exchange rate on cash and cash equivalents	(1)	5
Net (decrease) in cash, cash equivalents and restricted cash	(12)	(72)
Cash, cash equivalents and restricted cash at beginning of year	35	97
Cash, cash equivalents and restricted cash at end of period	$23	$25

Reconciliation to the Condensed Consolidated Balance Sheets
	As of	As of
	September 30, 2018	December 31, 2017
Cash and cash equivalents	$20	$34
Restricted cash included in prepaid expenses and other current assets	3	1
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows	$23	$35

Supplemental non-cash disclosure:
Issuance of approximately 1.0 million shares of LSC Communications, Inc. common stock for acquisition of a business	$—	$20

See Notes to the Condensed Consolidated Financial Statements

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 1.  Overview and Basis of Presentation

Description of Business

The principal business of LSC Communications, Inc., a Delaware corporation, and its direct or indirect wholly-owned subsidiaries (“LSC Communications,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of traditional and digital print, print-related services and office products.  The Company serves the needs of publishers, merchandisers and retailers worldwide with a service offering that includes e-services, logistics, warehousing and fulfillment and supply chain management.  The Company utilizes a broad portfolio of technology capabilities coupled with consultative attention to clients' needs to increase speed to market, reduce costs, provide postal savings to customers and improve efficiencies.  The Company prints magazines, catalogs, books, directories, and its office products offerings include filing products, envelopes, note-taking products, binder products, and forms.

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

During the third quarter of 2018, management changed the Company’s reportable segments and reporting units and restated prior year amounts to conform to the new segment structure.  Refer to Note 15, Segment Information, for more information.  Additionally, certain prior year amounts were restated to conform to the Company’s current statement of operations and cash flows classifications.

The Company adopted Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) in the first quarter of 2018.  As a result of the adoption of ASU 2017-07, the Company will reclassify $46 million and $45 million related to the years ended December 31, 2017 and 2016, respectively, of net pension income out of income from operations to investment and other (income)-net, resulting in no impact to net income.  The Company reclassified $11 million and $34 million of net pension income from selling, general and administrative expenses to investment and other income-net in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

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

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 2.  Business Combinations and Disposition

2018 Acquisition

On July 2, 2018, the Company completed the acquisition of RRD's Print Logistics business (“Print Logistics”), an integrated logistics services provider to the print industry with an expansive distribution network.   The acquisition enhanced the Company’s logistics service offering.  The total purchase price was $58 million in cash, of which $25 million was recorded in goodwill.  For the three and nine months ended September 30, 2018, the Company’s condensed consolidated statement of operations included net sales of $80 million and $1 million of income from operations attributable to the acquisition of Print Logistics.

2018 Disposition

On September 28, 2018, the Company completed the sale of its European printing business, which included web offset manufacturing facilities, a logistics and warehousing site and a location dedicated to premedia services, for proceeds of $48 million.  For the three months ended September 30, 2018, the European printing business had $60 million and $2 million of net sales and income from operations, respectively.  For the nine months ended September 30, 2018, the European printing business had $178 million and $3 million of net sales and income from operations, respectively.   See Note 7, Restructuring, Impairment and Other Charges, for information related to the gain recorded as a result of the disposition.  Additionally, see Note 13, Income Taxes, for information related to the $25 million non-cash provision recorded primarily for the write-off of a deferred tax asset associated with the disposition.

2017 Acquisitions

On November 29, 2017, the Company acquired The Clark Group, Inc. (“Clark Group”), a third-party logistics provider of distribution, consolidation, transportation management and international freight forwarding services.  The acquisition enhanced the Company’s logistics service offering. The total purchase price was $25 million in cash, of which $16 million was recorded in goodwill.

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

On September 7, 2017, the Company acquired Publishers Press, LLC, a printing provider with capabilities such as web-offset printing, prepress and distribution services for magazines and retail brands.  The acquisition enhanced the Company’s printing capabilities.  The total purchase price was $68 million in cash, of which $1 million was recorded in goodwill.

On August 21, 2017, the Company acquired the assets of NECI, LLC (“NECI”), a supplier of commodity and specialty filing supplies.  The acquisition enhanced the Company’s office products offerings.  The purchase price, which included the Company’s estimate of contingent consideration, was $6 million in cash, of which $1 million was recorded in goodwill.

On August 17, 2017, the Company acquired CREEL Printing, LLC (“CREEL”), an offset and digital printing company.  The acquisition enhanced the capabilities of the Company’s offset and digital production platform and brought enhanced technologies to support our clients’ evolving needs, specifically in the magazine media and retail marketing industries.  CREEL’s capabilities include full-color web and sheetfed printing, regionally distributed variable digital production, large-format printing, and integrated digital solutions.  The purchase price, which included the Company’s estimate of contingent consideration, was $79 million in cash, of which $26 million was recorded in goodwill.

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

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

On March 1, 2017, the Company acquired HudsonYards Studios, LLC (“HudsonYards”), a digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services.  The acquisition enhanced the Company’s digital and premedia capabilities.  The purchase price for HudsonYards was $3 million in cash, of which $2 million was recorded in goodwill.

Refer below for a summary of the segments and reporting units where the acquisitions are included as of September 30, 2018.

	Segment	Reporting Unit
Print Logistics	Magazines, Catalogs and Logistics	Logistics
Clark Group	Magazines, Catalogs and Logistics	Logistics
Quality Park	Office Products	Office Products
Publishers Press	Magazines, Catalogs and Logistics	Magazines and Catalogs
NECI	Office Products	Office Products
CREEL	Magazines, Catalogs and Logistics	Magazines and Catalogs
Fairrington	Magazines, Catalogs and Logistics	Logistics
HudsonYards	Magazines, Catalogs and Logistics	Magazines and Catalogs

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

The preliminary tax deductible goodwill related to the Print Logistics, Clark Group, Quality Park, Publishers Press, NECI, CREEL, Fairrington, and HudsonYards acquisitions was $62 million.

The purchase price allocation for Print Logistics is preliminary as of September 30, 2018 because the valuations necessary to assess the fair values of the net assets and liabilities acquired are still in process, as well as the finalization of the working capital adjustments are pending.  The purchase price allocation for Quality Park is preliminary as of September 30, 2018 as the finalization of the working capital adjustments are pending.  The final purchase price allocations for Print Logistics and Quality Park may differ from what is currently reflected in the condensed consolidated financial statements.

The purchase price allocations for the Clark Group, Publishers Press, NECI, CREEL, Fairrington, and HudsonYards acquisitions are final as of September 30, 2018.  There were no significant changes to the purchase price allocations for 2017 acquisitions as of September 30, 2018 compared to the disclosed purchase price allocations in the Company’s annual report on Form 10-K for the year ended December 31, 2017.

The purchase price allocations for several of the acquisitions noted above were as follows:

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

	Print Logistics	Clark Group	Quality Park	Publishers Press	CREEL	Fairrington
Accounts Receivable	$39	$6	$19	$27	$12	$6
Inventories	—	—	27	13	5	—
Prepaid expenses and other current assets	1	—	1	1	1	—
Property, plant and equipment	8	—	8	36	20	6
Other intangible assets	20	14	1	—	23	17
Other noncurrent assets	—	—	—	1	—	1
Goodwill (bargain purchase)	25	16	(2)	1	26	22
Accounts payable and accrued liabilities	(35)	(8)	(11)	(14)	(9)	(4)
Deferred taxes - net	—	(3)	(2)	—	—	(9)
Purchase price, net of cash acquired	$58	$25	$41	$65	$78	$39
Less: value of common stock issued	—	—	—	—	—	20
Less: accrued but unpaid contingent consideration	—	—	—	—	1	—
Net cash paid	$58	$25	$41	$65	$77	$19

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company is required to test its goodwill for impairment annually, or more often if there is an indication that goodwill might be impaired.  Given the historical valuations of the Company’s former magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the reporting unit due to the acquisitions completed during the year ended December 31, 2017, the Company determined it necessary to perform goodwill impairment reviews on this reporting unit as of September 30, 2017, and again as of December 31, 2017 due to the acquisitions that were completed after September 30, 2017.

As a result of the goodwill impairment tests, and consistent with prior goodwill impairment tests, the Company’s former magazines, catalogs and retail inserts reporting unit’s fair value continued to be at a value below its carrying value.  This is primarily due to the negative revenue trends experienced in recent years that are only partially offset by the impact of the new acquisitions.   The charges to recognize the impairment of goodwill in the magazines, catalogs and retail inserts reporting unit were $55 million and $18 million during the three months ended September 30, 2017 and December 31, 2017, respectively.  The total charge was $73 million for 2017, resulting in zero goodwill associated with the former magazines, catalogs and retail inserts reporting unit as of December 31, 2017.

As a result of the Company’s change in reportable segments and reporting units during the third quarter of 2018, as discussed in Note 15, Segment Information, the impairment charges recognized during the three months ended September 30, 2017 and the year ended December 31, 2017 in the Company’s former magazines, catalogs and retail inserts reporting units were restated in 2018 to the reporting units below:

	Three Months Ended	Year Ended
	September 30, 2017	December 31, 2017
Magazines and Catalogs	$28	$30
Logistics	22	38
Other	5	5
Total	$55	$73

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Goodwill will be tested in future periods based on the new reporting unit structure.

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

	Fair Value	Valuation Technique	Unobservable Input	Value
Customer relationships	$20	Multi-period excess earnings method	Existing customer growth rate	(3.5%)
			Attrition rate	7.5%
			Discount rate	18.0%

For the three and nine months ended September 30, 2018, the Company recorded $2 million and $4 million of acquisition-related expenses, respectively, associated with the completed and contemplated acquisitions within selling, general and administrative expenses in the condensed consolidated statements of operations.  For the three and nine months ended September 30, 2017, the Company recorded $2 million and $3 million of acquisition-related expenses, respectively, associated with the completed and contemplated acquisitions.

Pro forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2018 and 2017 presents the condensed consolidated statements of operations of the Company and the acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to the acquisitions.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$1,015	$1,059	$2,972	$3,051
Net (loss) income	(4)	(4)	(10)	1
Net (loss) earnings per common share
Basic	$(0.12)	$(0.12)	$(0.29)	$0.03
Diluted	$(0.12)	$(0.12)	$(0.29)	$0.03

The following table outlines unaudited pro forma financial information for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization of purchased intangibles	$5	$6	$15	$18

Additionally, the nonrecurring pro forma adjustments affecting net income for the three and nine months ended September 30, 2018 and 2017 were as follows:

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Restructuring, impairment and other charges, pre-tax	$—	$—	$—	$(1)
Other pro forma adjustments, pre-tax	—	—	—	2
Income taxes	—	—	—	3
Acquisition-related expenses, pre-tax	—	(1)	—	(1)
Inventory fair value adjustments, pre-tax	—	—	—	1

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

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

The following tables compare impacted accounts from the reported condensed consolidated balance sheet and statement of operations, as of and for the nine months ended September 30, 2018, to their pro forma amounts had the previous guidance been in effect:

	September 30, 2018
		Adjustments	Pro forma as if the
		Adoption of	previous standard
	As Reported	ASC 606	were in effect
Assets
Receivables, net	$772	$(40)	$732
Inventories	244	39	283
Deferred income taxes	12	3	15

Liabilities
Accounts payable	$351	$(1)	$350
Accrued liabilities	219	13	232

Equity
Accumulated deficit	$(18)	$(10)	$(28)

The difference between the reported balances and the pro forma balances above is due to the deferred revenue and inventory in the pro forma balances associated with completed production billed to the customer but not yet shipped, completed production held in inventory (including consigned inventory) and safety stock.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
			Pro forma			Pro forma
		Adjustments	as if the		Adjustments	as if the
		from	previous		from	previous
		Adoption of	standard		Adoption of	standard
	As Reported	ASC 606	was in effect	As Reported	ASC 606	were in effect
Net sales	$1,015	$(11)	$1,004	$2,887	$(5)	$2,882
Cost of sales	862	(8)	854	2,468	(4)	2,464
Income tax expense	35	(1)	34	36	—	36

Net (loss) per common share
Basic net (loss) per share	$(0.12)	$(0.06)	$(0.18)	$(0.21)	$(0.03)	$(0.24)
Diluted net (loss) per share	(0.12)	(0.06)	(0.18)	(0.21)	(0.03)	(0.24)

The differences between the reported balances and the pro forma balances above are due to the following impacts:

•

The completed production items for which control has passed to the customer and the customer had requested to be billed (or for which the Company is entitled to bill under the contract), but for which the production items had not yet shipped:  Under ASC 606, the Company recognizes revenue for items for which control has passed to the customer, which is typically once it completes production, while under previous guidance revenue would have been deferred until the produced items were shipped.

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

In very limited situations, the Company is permitted to produce and hold in inventory a pre-defined amount of custom products as safety stock.  Similar to completed production held in inventory, for these items, the Company has the contractual right to receive payment for the pre-defined amount once the production is completed, regardless of the ultimate delivery date.  Based upon our evaluation of the contractual terms, the Company is able to recognize revenue once the performance obligation has been satisfied and the customer obtains control of the completed product, usually when production is completed.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

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

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Disaggregated Revenue

The following table provides information about disaggregated revenue by major products/service lines and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

	Three Months Ended					Nine Months Ended
	September 30, 2018					September 30, 2018
	Magazines,					Magazines,
	Catalogs					Catalogs
	and		Office			and		Office
	Logistics	Book	Products	Other	Total	Logistics	Book	Products	Other	Total
Major Products / Service Lines
Book (a)	$—	$282	$—	$—	$282	$—	$797	$—	$—	$797

Magazines and Catalogs (b)	$353	$—	$—	$99	$452	$1,126	$—	$—	$290	$1,416
North America	353	—	—	44	397	1,126	—	—	126	1,252
Europe	—	—	—	55	55	—	—	—	164	164

Logistics	$110	$—	$—	$—	$110	$165	$—	$—	$—	$165

Directories	$—	$—	$—	$26	$26	$—	$—	$—	$87	$87
North America	—	—	—	21	21	—	—	—	73	73
Europe	—	—	—	5	5	—	—	—	14	14

Office Products	$—	$—	$145	$—	$145	$—	$—	$422	$—	$422
Total	$463	$282	$145	$125	$1,015	$1,291	$797	$422	$377	$2,887

Timing of Revenue Recognition
Products and services transferred at a point in time	$329	$245	$145	$105	$824	$1,039	$702	$422	$323	$2,486
Products and services transferred over time	134	37	—	20	191	252	95	—	54	401
Total	$463	$282	$145	$125	$1,015	$1,291	$797	$422	$377	$2,887
(a)	Includes e-book formatting and supply chain management associated with book production.
(b)	Includes premedia and co-mail

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	September 30, 2018	January 1, 2018
Trade receivables	$585	$647
Short-term contract assets	38	31
Long-term contract assets	33	36
Short-term contract liabilities	18	21

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Nine Months Ended
	September 30, 2018
	Contract Assets	Contract Liabilities
Revenue recognized that was included in contract liabilities as of January 1, 2018	$—	$(18)
Increases due to cash received	—	15
Payment of contract acquisition costs	5	—
Additions to unbilled accounts receivable	37	—
Amortization of contract acquisition costs	(8)	—
Unbilled accounts receivable recognized as receivables	(30)	—

Transactions affecting the allowances for doubtful accounts receivable balance during the nine months ended September 30, 2018 were as follows:

September 30, 2018
Balance, beginning of year	$11
Provisions charged to expense	5
Write-offs and other	(2)
Balance, end of period	$14

Contract Acquisition Costs

In connection with the adoption of ASC 606, the Company is required to capitalize certain contract acquisition costs.  As of December 31, 2017 under previous guidance, the Company had capitalized $36 million in contract acquisition costs related to contracts that were not completed.  The Company did not have any other costs that were required to be capitalized on January 1, 2018 with the adoption of ASC 606.  For contracts that have a duration of less than one year, the Company follows the ASC 606 practical expedient approach and expenses these costs when incurred; for contracts with life exceeding one year, the Company records these costs in proportion to each completed contract performance obligation.  For the three and nine months ended September 30, 2018, the amount of amortization was $2 million and $8 million, respectively, and there was no impairment loss in relation to costs capitalized.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 4.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
Raw materials and manufacturing supplies	$142	$114
Work in process	63	69
Finished goods	92	112
Last in, first out ("LIFO") reserve	(53)	(57)
Total	$244	$238

Note 5.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
Land	$43	$45
Buildings	709	739
Machinery and equipment	3,765	4,012
	4,517	4,796
Less: Accumulated depreciation	(4,003)	(4,220)
Total	$514	$576

During the three and nine months ended September 30, 2018, depreciation expense was $27 million and $86 million, respectively. During the three and nine months ended September 30, 2017, depreciation expense was $34 million and $102 million, respectively.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $4 million at September 30, 2018 and $7 million at December 31, 2017.  These assets were included in prepaid expenses and other current assets in the condensed consolidated balance sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows:

	Magazines,
	Catalogs
	and Logistics	Book	Office Products	Other	Total
Net book value as of December 31, 2017
Goodwill	$502	$354	$110	$78	$1,044
Accumulated impairment losses	(502)	(303)	(79)	(78)	(962)
Total	—	51	31	—	82
Acquisition	25	—	—	—	25
Net book value as of September 30, 2018
Goodwill	527	354	110	5	996
Accumulated impairment losses	(502)	(303)	(79)	(5)	(889)
Total	$25	$51	$31	$—	$107

The components of other intangible assets at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$271	$(133)	$138	$256	$(125)	$131
Trade names	9	(6)	3	9	(4)	5
Total amortizable other intangible assets	280	(139)	141	265	(129)	136
Indefinite-lived trade names	24	—	24	24	—	24
Total other intangible assets	$304	$(139)	$165	$289	$(129)	$160

The Company recorded customer relationships additions to other intangible assets of $20 million for the Print Logistics acquisition during the three months ended September 30, 2018, that has an amortization period of 10 years.

During the three and nine months ended September 30, 2018, amortization expense for other intangible assets was $5 million and $14 million, respectively.  During the three and nine months ended September 30, 2017, amortization expense for other intangible assets was $4 million and $12 million, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets:

For the year ending December 31,	Amount
2018	$18
2019	18
2020	18
2021	16
2022	14
2023 and thereafter	71
Total	$155

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 7.  Restructuring, Impairment and Other Charges

For the three and nine months ended September 30, 2018 and 2017, the Company recorded the following net restructuring, impairment and other charges:

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2018	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$(1)	$1	$—	$—	$—	$—
Book	—	1	1	—	—	1
Office Products	—	—	—	—	—	—
Other	1	(1)	—	—	—	—
Total	$—	$1	$1	$—	$—	$1

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2017	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$—	$1	$1	$50	$—	$51
Book	—	1	1	—	1	2
Office Products	—	—	—	—	—	—
Other	—	—	—	5	—	5
Corporate	—	2	2	—	—	2
Total	$—	$4	$4	$55	$1	$60

		Other	Total
Nine Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2018	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$3	$8	$11	$(1)	$—	$10
Book	1	3	4	—	1	5
Office Products	1	1	2	—	—	2
Other	1	(1)	—	—	—	—
Corporate	1	—	1	—	—	1
Total	$7	$11	$18	$(1)	$1	$18

		Other	Total
Nine Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2017	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$1	$3	$4	$50	$1	$55
Book	4	1	5	—	2	7
Office Products	1	—	1	—	—	1
Other	1	1	2	5	—	7
Corporate	—	17	17	—	—	17
Total	$7	$22	$29	$55	$3	$87

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Restructuring and Impairment Charges

For the three months ended September 30, 2018, the Company incurred a de minimis amount of employee-related termination charges, which was offset by a reversal of previously incurred employee-related restructuring charges of less than $1 million.  For the nine months ended September 30, 2018, the Company incurred charges of $7 million for an aggregate of 329 employees, of whom 275 were terminated as of or prior to September 30, 2018, primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment and the reorganization of certain business units and corporate functions.  The Company incurred net other restructuring charges of $1 million and $11 million for the three and nine months ended September 30, 2018 primarily due to charges related to facility costs, a loss related to the Company's disposition of its retail offset printing facilities and pension withdrawal obligations related to facility closures, partially offset by a gain related to the disposition of the Company’s European printing business on September 28, 2018.

For the three and nine months ended September 30, 2017, the Company incurred employee-related restructuring charges of a de minimis amount and $7 million for an aggregate of 516 employees, substantially all of whom were terminated as of or prior to September 30, 2018.  These charges primarily related to one facility closure in the Book segment and the reorganization of certain business units.  The Company incurred other restructuring charges of $4 million and $22 million for the three and nine months ended September 30, 2017, respectively, primarily related to charges incurred as a result of a terminated supplier contract and the exit from certain operations and facilities.   Refer to Note 2, Business Combinations and Disposition, for information on the non-cash charge of $55 million of impairment recorded during the three and nine months ended September 30, 2017.

Other Charges

For the three and nine months ended September 30, 2018, the Company recorded a de minimis amount and $1 million of other charges for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included $3 million in accrued liabilities and $19 million in restructuring and multiemployer pension plan liabilities at September 30, 2018.

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

Restructuring Reserve

The restructuring reserve as of September 30, 2018 and December 31, 2017, and changes during the nine months ended September 30, 2018 were as follows:

	December 31,	Restructuring		Cash	September 30,
	2017	Charges	Other	Paid	2018
Employee terminations	$8	$6	$—	$(12)	$2
Multiemployer pension plan withdrawal obligations	16	2	19	(4)	33
Other	2	8	—	(9)	1
Total	$26	$16	$19	$(25)	$36

The current portion of restructuring reserves of $9 million at September 30, 2018 was included in accrued liabilities, while the long-term portion of $27 million, which primarily related to multiemployer pension plan withdrawal obligations related to facility closures, was included in restructuring and multiemployer pension liabilities at September 30, 2018.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

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

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by September 30, 2019.

Payments on all of the Company’s multiemployer pension plan withdrawal obligations are scheduled to be completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multiemployer pension plan withdrawal obligations.

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 9.  Debt

The Company’s debt at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30, 2018	December 31, 2017
Borrowings under the Revolving Credit Facility	$229	$75
Term Loan Facility due September 30, 2022 (a)	270	306
8.75% Senior Secured Notes due October 15, 2023	450	450
Capital lease and other obligations	8	3
Unamortized debt issuance costs	(11)	(12)
Total debt	946	822
Less: current portion	(276)	(123)
Long-term debt	$670	$699

(a)	The borrowings under the Term Loan Facility are subject to a variable interest rate. As of September 30, 2018 and December 31, 2017, the interest rate was 7.74% and 7.07%, respectively.

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

The Credit Agreement is subject to a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and a Consolidated Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets.  The Credit Agreement generally allows annual dividend payments of up to $50 million in the aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.

Term Loan Facility

On November 17, 2017, the Company amended the Credit Agreement to reduce the interest rate for the Term Loan Facility by 50 basis points and the LIBOR “floor” was also reduced by 25 basis points.  Other terms, including the outstanding principal, maturity date and debt covenants were not amended.  Select terms of the Term Loan Facility before and after the amendment include:

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

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

On February 2, 2017, the Company paid in advance for the Term Loan Facility the full amount of required amortization payments, $50 million, for the year ended December 31, 2017.

Additional Debt Issuances Information

The fair values of the Senior Notes and Term Loan Facility that were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy.  The fair value of the Company’s debt was greater than its book value by approximately $10 million and $20 million at September 30, 2018 and December 31, 2017, respectively.

There were $229 million and $75 million of borrowings under the Revolving Credit Facility as of September 30, 2018 and December 31, 2017, respectively.  The weighted-average interest rate on borrowings under the Company’s Revolving Credit Facility was 5.09% during the nine months ended September 30, 2018.

There were $21 million and $59 million of net interest expense during the three and nine months ended September 30, 2018, respectively.  There were $19 million and $52 million of net interest expense during the three and nine months ended September 30, 2017, respectively.

Note 10.  Equity

The Company’s equity balances and changes were as follows:

	Total Equity	Total Equity
	2018	2017
Balance at January 1	$248	$240
Net (loss) income	(7)	1
Other comprehensive income	7	28
Share-based compensation	10	10
Issuance of share-based awards, net of withholdings and other	(2)	(1)
Repurchase of common stock	(20)	—
Revenue recognition adjustments	9	—
Cash dividends paid	(26)	(25)
Issuance of common stock	—	38
Separation-related adjustments	—	(5)
Balance at September 30	$219	$286

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

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

During the nine months ended September 30, 2017, the Company recorded certain separation-related adjustments related to the adjustment of assets and liabilities resulting from transactions with RRD.

Note 11.  Earnings Per Share

On May 31, 2018, the Company completed the repurchase approved by the Board of Directors of 1.6 million shares of common stock for a total cost of $20 million.  There were no shares of common stock purchased by the Company during the three and nine months ended September 30, 2017.  During the nine months ended September 30, 2018 and 2017, a de minimis amount of shares were withheld from employees for tax liabilities upon vesting of equity awards.

Basic earnings per share (“EPS”) is calculated by dividing net earnings attributable to the Company’s stockholders by the weighted average number of common shares outstanding for the period. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock, RSUs, and PSUs.

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) earnings per common share:
Basic	$(0.12)	$(0.07)	$(0.21)	$0.03
Diluted	$(0.12)	$(0.07)	$(0.21)	$0.03
Dividends declared per common share	$0.26	$0.25	$0.78	$0.75
Numerator:
Net (loss) income	$(4)	$(3)	$(7)	$1
Denominator:
Weighted average number of common shares outstanding	33.2	34.2	34.0	33.5
Dilutive options and awards	—	—	—	0.3
Diluted weighted average number of common shares outstanding	33.2	34.2	34.0	33.8

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 12.  Retirement Plans

The Company is the sole sponsor of certain defined benefit pension plans that are included in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.  The components of the estimated net pension (income) loss for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Qualified	Non-Qualified & International	Total	Qualified	Non-Qualified & International	Total
Interest cost	$21	$1	$22	$63	$3	$66
Expected return on plan assets	(39)	—	(39)	(117)	—	(117)
Amortization of actuarial loss	5	—	5	15	—	15
Net periodic benefit (income) loss	$(13)	$1	$(12)	$(39)	$3	$(36)

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Qualified	Non-Qualified & International	Total	Qualified	Non-Qualified & International	Total
Interest cost	$22	$—	$22	$65	$2	$67
Expected return on plan assets	(38)	—	(38)	(114)	—	(114)
Amortization of actuarial loss	4	1	5	12	1	13
Net periodic benefit (income) loss	$(12)	$1	$(11)	$(37)	$3	$(34)

The total net periodic income for the three and nine months ended September 30, 2018 and 2017 is included in the investment and other income-net line item in the condensed consolidated statements of operations.

Note 13. Income Taxes

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

The Company has not made any additional measurement-period adjustments related to these items during the nine months ended September 30, 2018.  The Company is continuing to gather additional information to complete the accounting for these items and expects to complete the accounting within the prescribed measurement period.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

2018 Disposition

As described in Note 2, Business Combinations and Disposition, the Company completed the sale of its European printing business on September 28, 2018.  The 2018 tax provision reflects the impact of the sale which includes the elimination of tax balances related to the sold entities.  A $25 million non-cash provision was recorded primarily for the write-off of a deferred tax asset associated with the entities disposed.

Income Tax Rates

The effective income tax rates for the three and nine months ended September 30, 2018 reflect a $25 million non-cash tax provision related to the disposition of the Company’s European printing business.  Additionally, the rates were impacted by the Tax Act including the reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%, partially offset by the tax resulting from the inclusion of certain foreign-sourced earnings, referred to as the GILTI tax, as well as changes in deductions and permanent book-to-tax differences.

Note 14.  Comprehensive Income

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2017 and September 30, 2018 and changes during the nine months ended September 30, 2018.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2017	$(428)	$(48)	$(476)
Other comprehensive loss before reclassifications	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive loss	11	—	11
Reclassification to accumulated deficit	(97)	—	(97)
Net change in accumulated other comprehensive loss	(86)	(4)	(90)
Balance at September 30, 2018	$(514)	$(52)	$(566)

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

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2016 and September 30, 2017 and changes during the nine months ended September 30, 2017.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2016	$(462)	$(69)	$(531)
Other comprehensive income before reclassifications	—	20	20
Amounts reclassified from accumulated other comprehensive loss	8	—	8
Net change in accumulated other comprehensive loss	8	20	28
Balance at September 30, 2017	$(454)	$(49)	$(503)

Refer to the condensed consolidated statements of comprehensive income for the components of comprehensive income for the three and nine months ended September 30, 2018 and 2017.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization of pension plan cost:
Net actuarial loss (a)	$5	$5	$15	$13
Reclassifications before tax	5	5	15	13
Income tax expense	2	2	4	5
Reclassifications, net of tax	$3	$3	$11	$8

(a)

These accumulated other comprehensive income components are included in the calculation of net periodic pension plan (income) expense that is recognized substantially all in investment and other income-net in the condensed consolidated statements of operations (see Note 12, Retirement Plans).

Note 15.  Segment Information

During the third quarter of 2018, the Company realigned the reportable segments and reporting units to reflect its evolution since its separation from RRD in 2016, as well as changes from recent acquisition and disposal activity.  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

The Company’s segment and product and service offerings are summarized below:

Magazines, Catalogs and Logistics

The Magazines, Catalogs and Logistics segment primarily produces magazines and catalogs, as well as provides logistics services to the Company and other third-parties.  The segment also provides certain other print-related services, including mail-list management and sortation.  The segment has operations primarily in the U.S.  The Magazines, Catalogs and Logistics segment is divided into two reporting units: magazines and catalogs; and logistics.

Book

The Book segment produces books for publishers primarily in the U.S.  The segment also provides supply-chain management services and warehousing and fulfillment services, as well as e-book formatting for book publishers.

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories: filing products, envelopes, note-taking products, binder products, and forms.

Other

The Other grouping consists of the following non-reportable segments: Europe, Directories, Mexico, and Print Management.  Mexico produces magazines, catalogs, statements, forms, and labels.   Print Management provides outsourced print procurement and management services.  The Company disposed of its European printing business in the third quarter of 2018.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and LIFO inventory provisions.  In addition, share-based compensation expense is included in Corporate and not allocated to the operating segments.

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss).  This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported with the condensed consolidated financial statements.

		Income (Loss)	Depreciation
Three Months Ended	Net	from	and	Capital
September 30, 2018	Sales	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$463	$1	$16	$6
Book	282	21	12	7
Office Products	145	15	4	—
Total reportable segments	890	37	32	13
Other	125	9	2	1
Corporate	—	(5)	—	1
Total operations	$1,015	$41	$34	$15

		Income (Loss)	Depreciation
Three Months Ended	Net	from	and	Capital
September 30, 2017	Sales	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$409	$(41)	$18	$6
Book	276	26	14	2
Office Products	116	11	4	1
Total reportable segments	801	(4)	36	9
Other	134	5	3	1
Corporate	—	(19)	—	5
Total operations	$935	$(18)	$39	$15

		Income (Loss)		Depreciation
Nine Months Ended	Net	from	Assets of	and	Capital
September 30, 2018	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$1,291	$(19)	$795	$47	$20
Book	797	49	610	39	25
Office Products	422	30	363	11	1
Total reportable segments	2,510	60	1,768	97	46
Other	377	23	102	8	3
Corporate	—	(30)	102	1	3
Total operations	$2,887	$53	$1,972	$106	$52

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

		Income (Loss)		Depreciation
Nine Months Ended	Net	from	Assets of	and	Capital
September 30, 2017	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$1,099	$(51)	$813	$52	$20
Book	777	53	621	46	12
Office Products	352	32	316	11	3
Total reportable segments	2,228	34	1,750	109	35
Other	376	22	233	8	9
Corporate	—	(60)	90	1	7
Total operations	$2,604	$(4)	$2,073	$118	$51

Restructuring, impairment and other charges by segment for the three and nine months ended September 30, 2018 and 2017 are disclosed in Note 7, Restructuring, Impairment and Other Charges.

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

Note 17.  New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 “Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification” (“ASU 2016-02”), which requires lessees to put most leases on the balance sheet but recognize expense on the income statement in a manner similar to current accounting.  For lessors, ASU 2016-02 also modifies the classification criteria and the accounting for sales-type and direct financing leases.  The standard is effective in the first quarter of 2019.  Early adoption of ASU 2016-02 is permitted, however, the Company plans to adopt the standard in the first quarter of 2019.  In July 2018, the FASB issued Accounting Standards Update No. 2018-11 “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which permits companies to initially apply the new leases standard at the adoption date and not restate periods prior to adoption.  The Company plans to adopt ASU 2018-11.

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

For the Three and Nine Months Ended September 30, 2018 and 2017

(tabular amounts in millions, except per share data)

Note 18. Subsequent Events

On October 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quad/Graphics, Inc. (“Quad”), and QLC Merger Sub, Inc., a direct, wholly-owned subsidiary of Quad (“Merger Sub”).  Pursuant to the Merger Agreement, subject to the terms and conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.  Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time, will be converted into the right to receive 0.625 shares of class A common stock of Quad, without interest and subject to adjustment as provided in the Merger Agreement.

The Company and Quad have made customary representations, warranties and covenants in the Merger Agreement.  Subject to certain exceptions outlined in the Merger Agreement, the Company has agreed to covenants relating to the Company’s business during the period between the execution of the Merger Agreement and the consummation of the Merger, including restrictions on its ability to issue any shares of its capital stock, repurchase any shares of its capital stock and incurring additional indebtedness outside the ordinary course of business.  The Merger Agreement allows the Company to continue paying a regular quarterly dividend up to $0.26 per share.

On October 30, 2018, concurrently with the execution of the Merger Agreement, the Company and the trustees (the “Trustees”) under the Amended and Restated Voting Trust Agreement, dated as of June 25, 2010, pursuant to which certain shares of capital stock of Quad are held by the Quad/Graphics, Inc. Voting Trust (the “Voting Trust”), entered into a voting and support agreement (the “Voting Agreement”).  Pursuant to the Voting Agreement, the Trustees will vote all of the shares of Quad held by the Voting Trust, which they have, directly or indirectly, the right to vote or direct the voting thereof, in favor of the issuance of class A shares of Quad common stock in the Merger, and against any alternative acquisition proposal involving Quad or other action that would reasonably be expected to breach the obligations of Quad under the Merger Agreement or the Trustees under the Voting Agreement, or otherwise reasonably be expected to delay or adversely affect the Merger or the other transactions contemplated by the Merger Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of LSC Communications, Inc. as of September 30, 2018 and December 31, 2017 and the results of operations for the three and nine months ended September 30, 2018 and 2017.  This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Item 1, Condensed Consolidated Financial Statements.  Refer to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission on February 22, 2018, for management’s discussion and analysis of the financial condition of the company as of December 31, 2017 and December 31, 2016, and the results of operations for the years ended December 31, 2017, 2016 and 2015.

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

Recent Developments

On October 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quad/Graphics, Inc. (“Quad”), and QLC Merger Sub, Inc., a direct, wholly-owned subsidiary of Quad (“Merger Sub”).  Pursuant to the Merger Agreement, subject to the terms and conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.  Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time, will be converted into the right to receive 0.625 shares of class A common stock of Quad, without interest and subject to adjustment as provided in the Merger Agreement.

The Company and Quad have made customary representations, warranties and covenants in the Merger Agreement.  Subject to certain exceptions outlined in the Merger Agreement, the Company has agreed to covenants relating to the Company’s business during the period between the execution of the Merger Agreement and the consummation of the Merger, including restrictions on its ability to issue any shares of its capital stock, repurchase any shares of its capital stock and incurring additional indebtedness outside the ordinary course of business.  The Merger Agreement allows the Company to continue paying a regular quarterly dividend up to $0.26 per share.

On October 30, 2018, concurrently with the execution of the Merger Agreement, the Company and the trustees (the “Trustees”) under the Amended and Restated Voting Trust Agreement, dated as of June 25, 2010, pursuant to which certain shares of capital stock of Quad are held by the Quad/Graphics, Inc. Voting Trust (the “Voting Trust”), entered into a voting and support agreement (the “Voting Agreement”).  Pursuant to the Voting Agreement, the Trustees will vote all of the shares of Quad held by the Voting Trust, which they have, directly or indirectly, the right to vote or direct the voting thereof, in favor of the issuance of class A shares of Quad common stock in the Merger, and against any alternative acquisition proposal involving Quad or other action that would reasonably be expected to breach the obligations of Quad under the Merger Agreement or the Trustees under the Voting Agreement, or otherwise reasonably be expected to delay or adversely affect the Merger or the other transactions contemplated by the Merger Agreement.

Segment Descriptions

During the third quarter of 2018, the Company realigned the reportable segments and reporting units to reflect its evolution since its separation from RRD in 2016, as well as changes from recent acquisition and disposal activity.  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

The Company’s segments and their product offerings are summarized below:

Magazines, Catalogs and Logistics

The Magazines, Catalogs and Logistics segment primarily produces magazines and catalogs, as well as provides logistics services to the Company and other third-parties.  The segment also provides certain other print-related services, including mail-list management and sortation.  The segment has operations primarily in the U.S.  The Magazines, Catalogs and Logistics segment is divided into two reporting units: magazines and catalogs; and logistics.

Book

The Book segment produces books for publishers primarily in the U.S.  The segment also provides supply-chain management services and warehousing and fulfillment services, as well as e-book formatting for book publishers.

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories: filing products, envelopes, note-taking products, binder products, and forms.

Other

The Other grouping consists of the following non-reportable segments: Europe, Directories, Mexico, and Print Management.  Mexico produces magazines, catalogs, statements, forms, and labels.   Print Management provides outsourced print procurement and management services.  The Company disposed of its European printing business in the third quarter of 2018.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and LIFO inventory provisions.  In addition, share-based compensation expense is included in Corporate and not allocated to the operating segments.

Business Combinations and Disposition

The following table lists the Company’s acquisitions since the beginning of 2017:

Date	Company	Description	Purchase Price
July 2, 2018	RRD's Print Logistics business ("Print Logistics")	Integrated logistics services provider with distribution network	$58 million in cash
November 29, 2017	The Clark Group, Inc. (“Clark Group”)	Third-party logistics provider of distribution, consolidation, transportation management and international freight forwarding services	$25 million in cash
November 9, 2017	Quality Park	Producer of envelopes, mailing supplies and assorted packaging items	$41 million in cash
September 7, 2017	Publishers Press, LLC	Printing provider with capabilities such as web-offset printing, prepress and distribution services for magazines and retail brands	$68 million in cash
August 21, 2017	NECI, LLC ("NECI")	Supplier of commodity and specialty filing supplies	$6 million in cash
August 17, 2017	CREEL Printing, LLC ("CREEL")	Offset and digital printing company	$79 million in cash
July 28, 2017	Fairrington Transportation Corp., F.T.C. Transport, Inc. and F.T.C. Services, Inc. (“Fairrington”)	Full-service, printer-independent mailing logistics provider in the United States	$19 million in cash and ~1.0 million shares of LSC common stock (total value $39 million)
March 1, 2017	HudsonYards Studios, LLC ("HudsonYards")

Digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services

$3 million in cash

The Company sold its European printing business on September 28, 2018 for $48 million in cash. The Company sold its retail offset printing facilities on June 5, 2018.

For further information on the above acquisitions and European disposition, see Note 2, Business Combinations and Disposition, to the condensed consolidated financial statements.

Outlook

Competitive Environment

According to the January 2018 IBIS World industry report “Printing in the U.S.,” estimated total annual printing industry revenue is approximately $75 billion, of which approximately $12 billion relates to our core segments of the print market and an additional approximately $31 billion pertains to related segments of the print market in which we are able to offer certain products. Despite consolidation in recent years, including several acquisitions completed by LSC Communications, the industry remains highly fragmented and LSC Communications is one of the largest players in our segment of the print market.  The print and related services industry, in general, continues to have excess capacity and LSC Communications remains diligent in proactively identifying plant consolidation opportunities to keep our capacity in line with demand.  Across the Company’s range of print products and services, competition is based primarily on the ability to deliver products for the lowest total cost, a factor driven not only by price, but also by materials and distribution costs.  We expect that prices for print products and services will continue to be a focal point for customers in coming years.

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

The future impact of technology on our business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, we have made targeted acquisitions and investments in our existing business to offer customers innovative services and solutions. Such acquisitions and investments include the acquisitions of Print Logistics in 2018 and Clark Group, Quality Park, Publishers Press, NECI, CREEL, Fairrington, and HudsonYards in 2017, which expanded our logistics, printing, digital, office products, and premedia capabilities, and Continuum Management Company, LLC (“Continuum”) in 2016, which expanded our print management capabilities.  These acquisitions and investments further secure our position as a technology leader in the industry.

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

Raw Materials

The primary raw materials we use in our Magazines, Catalogs and Logistics and Book segments and in the Other grouping are paper and ink.  We negotiate with leading paper suppliers to maximize our purchasing efficiencies and use a wide variety of paper grades and formats. In addition, a substantial amount of paper used in our print business is supplied directly by customers.  Variations in the cost and supply of certain paper grades used in the manufacturing process may affect our consolidated financial results.  Generally, customers directly absorb the impact of changing prices on customer-supplied paper.  For paper that we purchase, we have historically passed most changes in price through to our customers.  Contractual arrangements and industry practice should support our continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable us to successfully do so.  Higher paper prices and tight paper supplies – as currently being experienced - may have an impact on customers’ demand for printed products.  We also resell waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

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

Changes in material prices, including paper and freight, may impact the Company’s operating margins as there may be a lag between when the Company experiences the changes and when they are absorbed by our customers.

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

Pension Benefit Plans

The funded status of the Company’s pension benefit plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates.  Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans.  The Company reviews its actuarial assumptions on an annual basis as of December 31.  Based on current estimates, the Company expects to make cash contributions of approximately $6 million to its pension benefit plans for the full year in 2018, of which $4 million has been contributed during the nine months ended September 30, 2018.

Based on the fair value of assets and the estimated discount rate used to value benefit obligations as of September 30, 2018, the Company estimates the unfunded status of the pension benefit plans to be approximately $90 million compared to $187 million at December 31, 2017.

See Note 12, Retirement Plans, for more information on the Company’s pension benefit plans.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies disclosed in the annual report on Form 10-K for the year-ended December 31, 2017, with the exception of revenue recognition.  During the first quarter of 2018, the Company adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606) (“ASC 606”, or the “standard”), as discussed in the Company’s annual report on Form 10-K.  The adoption of ASC 606 did not have a material impact on the Company’s condensed consolidated balance sheet or statements of operations.  See Note 3, Revenue Recognition, for more information.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its condensed consolidated balance sheets, statements of operations, cash flows and certain other information.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes.

Results of Operations for the three months ended September 30, 2018 as Compared to the three months ended September 30, 2017

The following table shows the results of operations for the three months ended September 30, 2018 and 2017, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Three Months Ended
	September 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Net sales	$1,015	$935	$80	8.5%
Cost of sales	862	778	84	10.8%
Cost of sales as a % of net sales	84.9%	83.2%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	77	76	1	1.3%
Selling, general and administrative expenses as a % of net sales	7.6%	8.1%
Restructuring, impairment and other charges-net	1	60	(59)	(98.3%)
Depreciation and amortization	34	39	(5)	(12.8%)
Income (loss) from operations	$41	$(18)	$59	(327.8%)

Condensed Consolidated Results

Net sales for the three months ended September 30, 2018 were $1,015 million, an increase of $80 million, or 8.5%, compared to the three months ended September 30, 2017.  Net sales were impacted by:

•

Increases due to the acquisitions of Print Logistics in 2018, and Clark Group, CREEL, Publishers Press, and Fairrington in 2017 (together with Print Logistics the “MCL acquired companies”), and Quality Park and NECI in 2017 (the “Office Products acquired companies”), and a $4 million increase in pass-through paper sales, partially offset by the disposition of the Company’s retail offset printing facilities and lower volume; and

•	A $4 million decrease due to changes in foreign exchange rates, primarily in the Mexican Peso and Polish Zloty.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $44 million or 4.1% (see Note 2, Business Combinations and Disposition, to the condensed consolidated financial statements).

Total cost of sales increased $84 million, or 10.8%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to the cost of sales incurred by the acquired companies, a $3 million decrease due to changes in foreign exchange rates, increased costs of raw materials, primarily in paper and ink, increased labor costs and the negative impact on productivity related to workforce turnover.

As a percentage of net sales, cost of sales increased from 83.2% for the three months ended September 30, 2017 to 84.9% for the three months ended September 30, 2018 primarily due to price pressures and increased costs of raw materials.

Selling, general and administrative expenses increased $1 million to $77 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily driven by expenses incurred by the MCL and Office Products acquired companies, partially offset by cost control initiatives.

As a percentage of net sales, selling, general and administrative expenses decreased from 8.1% for the three months ended September 30, 2017 to 7.6% for the three months ended September 30, 2018 primarily due to cost control initiatives.

For the three months ended September 30, 2018, the Company recorded restructuring, impairment and other charges of $1 million. The charges primarily included:

•

Net other restructuring charges of $1 million primarily due to charges related to facility costs and multiemployer pension plan withdrawal obligations related to facility closures, partially offset by a gain related to the disposition of the Company’s European printing business on September 28, 2018.

For the September 30, 2017, the Company recorded restructuring, impairment and other charges of $60 million. The charges included:

•	A non-cash charge of $55 million to recognize the impairment of goodwill. See Note 2, Business Combinations and Disposition, for more information;
•	Other restructuring charges of $4 million; and
•	$1 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.

Depreciation and amortization decreased $5 million to $34 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to decreased capital spending in recent years compared to historical levels, partially offset by depreciation and amortization incurred by the MCL and Office Products acquired companies.

	Three Months Ended
	September 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$21	$19	$2	10.5%
Investment and other (income)-net	(11)	(11)	—	0.0%

Net interest expense increased by $2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to increased borrowings on the Company’s $400 million senior secured revolving credit facility (the “Revolving Credit Facility”).  Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.

	Three Months Ended
	September 30,
	2018	2017	$ Change
	(in millions, except percentages)
Income (loss) before income taxes	$31	$(26)	$57
Income tax expense (benefit)	35	(23)	58
Effective income tax rate	112.3%	90.5%

The effective income tax rate for the three months ended September 30, 2018 was 112.3% compared to 90.5% for the three months ended September 30, 2017.  The effective income tax rate for the three months ended September 30, 2018 reflects a $25 million non-cash tax provision related to the disposition of the Company’s European printing business.  See Note 13, Income Taxes, for more information. Additionally, the rate was impacted by the U.S. Tax Cuts and Jobs Act (“Tax Act”) including the reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%, partially offset by the tax resulting from the inclusion of certain foreign-sourced earnings, referred to as the global intangible low-taxed income ("GILTI") tax, as well as changes in deductions and permanent book-to-tax differences.

The effective income tax rate for the three months ended September 30, 2017 reflects the impact of non-deductible goodwill impairment charges.  The non-deductible goodwill impairment charges effectively increased the Company’s tax provision, which in turn increased the effective tax rate.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.

Magazines, Catalogs and Logistics

	Three Months Ended
	September 30,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$463	$409	$54
Income (loss) from operations	1	(41)	42
Operating margin	0.2%	(10.0%)	1,020 bps
Restructuring, impairment and other charges-net	—	51	(51)
Purchase accounting inventory adjustments	—	1	(1)

Net sales for the Magazines, Catalogs and Logistics segment for the three months ended September 30, 2018 were $463 million, an increase of $54 million, or 13.2%, compared to the three months ended September 30, 2017, due to the MCL acquired companies and a $2 million increase in pass-through paper sales, partially offset by the disposition of the Company’s retail offset printing facilities and lower volume in catalogs and magazines.

The increase in Magazines, Catalogs and Logistics segment income from operations and operating margins was primarily due to lower restructuring, impairment and other charges, partially offset by cost increases as a result of the labor market conditions, lower volume and price pressures.

Book

	Three Months Ended
	September 30,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$282	$276	$6
Income from operations	21	26	(5)
Operating margin	7.4%	9.4%	(200 bps)
Restructuring, impairment and other charges-net	1	2	(1)

Net sales for the Book segment for the three months ended September 30, 2018 were $282 million, an increase of $6 million, or 2.2%, compared to the three months ended September 30, 2017, largely as a result of higher volume in educational and religious books and a $7 million increase in pass-through paper sales.

The decrease in the Book segment income from operations and operating margins was primarily due to mix of volume and cost increases as a result of the labor market conditions.

Office Products

	Three Months Ended
	September 30,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$145	$116	$29
Income from operations	15	11	4
Operating margin	10.3%	9.5%	80 bps

Net sales for the Office Products segment for the three months ended September 30, 2018 were $145 million, an increase of $29 million, or 25.0%, compared to the three months ended September 30, 2017, largely as a result of the Office Products acquired companies, pass-through price increases, and the ability to recognize revenue for safety stock under Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”, or the “standard”), partially offset by lower volume in filing and notetaking products.

The increase in Office Products’ segment income from operations and operating margins was primarily due to synergies realized from the integration of the Office Products acquired companies, partially offset by pricing pressures.

Other

	Three Months Ended
	September 30,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$125	$134	$(9)
Income from operations	9	5	4
Operating margin	7.2%	3.7%	350 bps
Restructuring, impairment and other charges-net	—	5	(5)

Net sales for the Other grouping for the three months ended September 30, 2018 were $125 million, a decrease of $9 million, or 6.7%, compared to the three months ended September 30, 2017, largely as a result of lower directories and Europe volume, a $5 million decrease in pass-through paper sales and a $4 million decrease due to changes in foreign exchange rates in Mexican Peso and Polish Zloty, partially offset by higher sales in outsourced print procurement and management services.

The increase in the Other grouping’s income from operations was primarily due to lower restructuring, impairment and other charges.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	September 30,
	2018	2017	Change
	(in millions, except percentages)
Total operating expenses	$5	$19	$(14)
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	—	2	(2)
Share-based compensation expenses	2	3	(1)
Acquisition-related expenses	2	2	—
Separation-related expenses	—	1	(1)

Results of Operations for the nine months ended September 30, 2018 as Compared to the nine months ended September 30, 2017

The following table shows the results of operations for the nine months ended September 30, 2018 and 2017, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Nine Months Ended
	September 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Net sales	$2,887	$2,604	$283	10.8%
Cost of sales	2,468	2,175	293	13.5%
Cost of sales as a % of net sales	85.5%	83.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	242	228	14	6.1%
Selling, general and administrative expenses as a % of net sales	8.4%	8.8%
Restructuring, impairment and other charges-net	18	87	(69)	(79.3%)
Depreciation and amortization	106	118	(12)	(10.2%)
Income (loss) from operations	$53	$(4)	$57	(1425.0%)

Condensed Consolidated Results

Net sales for the nine months ended September 30, 2018 were $2,887 million, an increase of $283 million, or 10.8%, compared to the nine months ended September 30, 2017.  Net sales were impacted by:

•

Increases due to the acquired companies and higher sales in outsourced print procurement and management services, partially offset by the disposition of the Company’s retail offset printing facilities in June 2018, price pressures, and reduced volume; and

•	A $12 million increase due to changes in foreign exchange rates, primarily in the Polish Zloty.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $79 million or 2.6% (see Note 2, Business Combinations and Disposition, to the condensed consolidated financial statements).

Total cost of sales increased $293 million, or 13.5%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to the cost of sales incurred by the MCL and Office Products acquired companies, an $11 million increase due to changes in foreign exchange rates, increased costs of raw materials, increased labor costs and the negative impact on productivity related to workforce turnover, and mix of volume.

As a percentage of net sales, cost of sales increased from 83.5% for the nine months ended September 30, 2017 to 85.5% for the nine months ended September 30, 2018 primarily due to price pressures and increased costs of raw materials.

Selling, general and administrative expenses increased $14 million to $242 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily driven by expenses incurred by the acquired companies, partially offset by lower separation-related expenses.

As a percentage of net sales, selling, general and administrative expenses decreased from 8.8% for the nine months ended September 30, 2017 to 8.4% for the nine months ended September 30, 2018 primarily due to cost control initiatives.

For the nine months ended September 30, 2018, the Company recorded restructuring, impairment and other charges of $18 million. The charges primarily included:

•

Net other restructuring charges of $11 million primarily due to charges related to facility costs, a loss related to the Company’s disposition of its retail offset printing facilities, and multiemployer pension plan withdrawal obligations related to facility closures, partially offset by a gain related to the disposition of the Company’s European printing business; and

•

Employee termination costs of $7 million related to an aggregate of 329 employees, of whom 275 were terminated as of or prior to September 30, 2018.  These charges primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment and the reorganization of certain business units and corporate functions.

For the nine months ended September 30, 2017, the Company recorded restructuring, impairment and other charges of $87 million. The charges included:

•	A non-cash charge of $55 million to recognize the impairment of goodwill. See Note 2, Business Combinations and Disposition, for more information;
•	Other restructuring charges of $22 million primarily related to charges incurred as a result of a terminated supplier contract and the exit from certain operations and facilities;
•

Employee termination costs of $7 million for an aggregate of 516 employees, substantially all of whom were terminated as of or prior to September 30, 2018.  These charges primarily related to one facility closure in the Book segment and the reorganization of certain business units; and

•	Other charges of $3 million primarily related to multiemployer pension plan withdrawal obligations unrelated to facility closures.

Depreciation and amortization decreased $12 million to $106 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to decreased capital spending in recent years compared to historical levels, partially offset by depreciation and amortization incurred by the MCL and Office Products acquired companies.

	Nine Months Ended
	September 30,
	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$59	$52	$7	13.5%
Investment and other (income)-net	(35)	(34)	(1)	2.9%

Net interest expense increased by $7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to increased borrowings on the Company’s $400 million senior secured revolving credit facility (the “Revolving Credit Facility”).  Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.

	Nine Months Ended
	September 30,
	2018	2017	$ Change
	(in millions, except percentages)
Income (loss) before income taxes	$29	$(22)	$51
Income tax expense (benefit)	36	(23)	59
Effective income tax rate	124.3%	105.3%

The effective income tax rate for the nine months ended September 30, 2018 was 124.3% compared to 105.3% for the nine months ended September 30, 2017.  The effective income tax rate for the nine months ended September 30, 2018 reflects a $25 million non-cash tax provision related to the disposition of the Company’s European printing business.  See Note 13, Income Taxes, for more information.  Additionally, the rate was impacted by the Tax Act including the reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%, partially offset by the tax resulting from the inclusion of certain foreign-sourced earnings, referred to as the GILTI tax, as well as changes in deductions and permanent book-to-tax differences.

The effective income tax rate for the nine months ended September 30, 2017 reflects the impact of non-deductible goodwill impairment charges and share-based compensation awards that lapsed in 2017, partially offset by the favorable impact associated with a reorganization of certain entities in 2017.  The non-deductible goodwill impairment charges effectively increased the Company’s tax provision, which in turn increased the effective tax rate.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.

Magazines, Catalogs and Logistics

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$1,291	$1,099	$192
(Loss) from operations	(19)	(51)	32
Operating margin	(1.5%)	(4.6%)	310 bps
Restructuring, impairment and other charges-net	10	55	(45)
Purchase accounting inventory adjustments	—	1	(1)

Net sales for the Magazines, Catalogs and Logistics segment for the nine months ended September 30, 2018 were $1,291 million, an increase of $192 million, or 17.5%, compared to the nine months ended September 30, 2017.  The Magazines, Catalogs and Logistics segment’s net sales increased primarily due to the MCL acquired companies, higher sales in co-mail and a $6 million increase in pass-through paper sales, partially offset by the disposition of the Company’s retail offset printing facilities, lower volume in catalogs and magazines, and price pressures.

The decrease in Magazines, Catalogs and Logistics segment loss from operations and change in operating margins was primarily due to lower restructuring, impairment and other charges, partially offset by cost increases as a result of the labor market conditions and price pressures.

Book

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$797	$777	$20
Income from operations	49	53	(4)
Operating margin	6.1%	6.8%	(70 bps)
Restructuring, impairment and other charges-net	5	7	(2)

Net sales for the Book segment for the nine months ended September 30, 2018 were $797 million, an increase of $20 million, or 2.6%, compared to the nine months ended September 30, 2017, largely as a result of higher volume in educational and religious books, higher volume in digital products, and a $7 million increase in pass-through paper sales, partially offset by price pressures.

The decrease in the Book segment income from operations and operating margins was primarily due to cost increases as a result of the labor market conditions, price pressures and mix of volume.

Office Products

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$422	$352	$70
Income from operations	30	32	(2)
Operating margin	7.1%	9.1%	(200 bps)
Restructuring, impairment and other charges-net	2	1	1
Purchase accounting inventory adjustments	1	—	1

Net sales for the Office Products segment for the nine months ended September 30, 2018 were $422 million, an increase of $70 million, or 19.9%, compared to the nine months ended September 30, 2017, largely as a result of the Office Products acquired companies, partially offset by lower volume in filing and notetaking products.

The decrease in Office Products segment income from operations and operating margins was due to increased costs of raw materials, primarily in paper, and in freight, as well as mix of volume.  This was partially offset by synergies realized from the integration of the Office Products acquired companies.

Other

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in millions, except percentages)
Net sales	$377	$376	$1
Income from operations	23	22	1
Operating margin	6.1%	5.9%	20 bps
Restructuring, impairment and other charges-net	—	7	(7)

Net sales for the Other grouping for the nine months ended September 30, 2018 were $377 million, an increase of $1 million, or 0.3%, compared to the nine months ended September 30, 2017, primarily due to higher sales in outsourced print procurement and management services and a $12 million increase due to changes in foreign exchange rates primarily for the Polish Zloty, partially offset by a $12 million decrease in pass-through paper sales and lower directories volume.

The increase in income from operations and operating margins was primarily due to productivity and cost control initiatives, partially offset by price pressures.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Nine Months Ended
	September 30,
	2018	2017	Change
	(in millions, except percentages)
Total operating expenses	$30	$60	$(30)
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	1	17	(16)
Share-based compensation expenses	10	10	—
Acquisition-related expenses	4	3	1
Separation-related expenses	—	4	(4)

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, purchase accounting adjustments, acquisition-related expenses, and separation-related expenses.  A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(4)	$(3)	$(7)	$1
Restructuring, impairment and other charges-net	1	60	18	87
Purchase accounting adjustments	1	1	4	1
Acquisition-related expenses	2	2	4	3
Separation-related expenses	—	1	—	4
Depreciation and amortization	34	39	106	118
Interest expense-net	21	19	59	52
Income tax expense (benefit)	35	(23)	36	(23)
Non-GAAP adjusted EBITDA	$90	$96	$220	$243

The adjustments to arrive at non-GAAP adjusted EBITDA are summarized below:

•

Restructuring, impairment and other charges-net: Refer to Results of Operations for the Three Months Ended September 30, 2018 as Compared to the Three Months Ended September 30, 2017 and Results of Operations for the nine months ended September 30, 2018 as Compared to the nine months ended September 30, 2017 for information on charges.

•

Purchase accounting adjustments: The three and nine months ended September 30, 2018 included charges of $1 million and $4 million as a result of purchase accounting inventory step-up adjustments and changes to purchase price allocations related to prior acquisitions.  The three and nine months ended September 30, 2017 each included charges of $1 million as a result of purchase accounting inventory adjustments related to prior acquisitions.

•

Acquisition-related expenses: The three and nine months ended September 30, 2018 included charges of $2 million and $4 million, respectively, related to legal, accounting and other expenses associated with completed and contemplated acquisitions. There were charges of $2 million and $3 million during the three and nine months ended September 30, 2017, respectively.

•

Separation-related expenses: The three and nine months ended September 30, 2017 included charges of $1 million and $4 million, respectively, for one-time transaction costs associated with becoming a standalone company.

•

Income tax expense: The three and nine months ended September 30, 2018 included a $25 million non-cash provision recorded primarily for the write-off of a deferred tax asset associated with the disposition of the Company's European printing business.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its stockholders. Operating cash flows and the Revolving Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payments of interest and principal on the Company’s debt obligations, distributions to stockholders that may be approved by the Board of Directors, acquisitions, capital expenditures necessary to support productivity improvement and growth, and completion of restructuring programs.

On October 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quad/Graphics, Inc. (“Quad”), and QLC Merger Sub, Inc., a direct, wholly-owned subsidiary of Quad (“Merger Sub”).  Pursuant to the Merger Agreement, subject to the terms and conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.  The Merger Agreement restricts us from incurring any additional indebtedness outside the ordinary course of business.

The following sections describe the Company’s cash flows for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended
	September 30,
	2018	2017
Net cash (used in) provided by operating activities	$(26)	$58
Net cash (used in) investing activities	(57)	(218)
Net cash provided by financing activities	72	83

Cash Flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $26 million for the nine months ended September 30, 2018 compared to $58 million provided by operating activities for the same period in 2017.  The decrease in net cash provided by operating activities was largely driven by an increase in inventory costs as a result of higher paper prices and the timing of customer and supplier payments.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 was $57 million compared to $218 million for the same period in 2017.  Significant changes are as follows:

•

Cash paid for acquisitions of businesses, net of cash acquired, was impacted by the acquisition of Print Logistics in 2018, several acquisitions in 2017 and purchase price adjustments resulting from finalization of working capital calculations in each period; and

•	Proceeds of $45 million for the nine months ended September 30, 2018 for the disposition of the Company’s European printing business.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 was $72 million compared to $83 million for the same period in 2017.  Significant changes are as follows:

•	The Company paid down $39 million of long-term debt and current maturities during the nine months ended September 30, 2018, compared to $53 million for the prior period;
•	The Company received net proceeds from credit facility borrowings of $158 million for the nine months ended September 30, 2018 and $140 million in the prior period;
•	The Company paid $20 million to repurchase common stock during the nine months ended September 30, 2018; and
•	The Company received proceeds of $18 million for the issuance of common stock on March 28, 2017 in connection with the secondary offering of shares retained by RRD at the separation.

Dividends

Cash dividends declared and paid to stockholders during the nine months ended September 30, 2018 totaled $26 million.  On October 25, 2018, the Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on December 4, 2018 to stockholders of record on November 15, 2018.

The Credit Agreement generally allows annual dividend payments of up to $50 million in the aggregate, though additional dividends may be allowed subject to certain conditions.  The timing, declaration, amount and payment of any future dividends to the Company’s stockholders falls within the discretion of the Company’s Board of Directors.  The decisions of the Company’s Board of Directors regarding the payment of future dividends depends on many factors, including but not limited to the Company’s financial condition, future prospects, earnings, capital requirements and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors may deem relevant. In addition, the terms of the agreements governing the Company’s existing debt or debt that the Company may incur in the future may limit or prohibit the payment of dividends.  There can be no assurance that the Company will continue to pay a dividend.

LIQUIDITY

Cash and cash equivalents were $20 million and $34 million as of September 30, 2018 and December 31, 2017, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of September 30, 2018 included $8 million in the U.S. and $12 million at international locations.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs.  Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.  As of September 30, 2018, $20 million of international cash was loaned to U.S. operating entities.

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

The Credit Agreement is subject to a number of covenants, including, but not limited to, a minimum Interest Coverage Ratio and a Consolidated Leverage Ratio, as defined in and calculated pursuant to the Credit Agreement, that, in part, restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets. The Credit Agreement generally allows annual dividend payments of up to $50 million in the aggregate, though additional dividends may be allowed subject to certain conditions. Each of these covenants is subject to important exceptions and qualifications.

Term Loan Facility

On November 17, 2017, the Company amended the Credit Agreement to reduce the interest rate for the Term Loan Facility by 50 basis points and the LIBOR “floor” was also reduced by 25 basis points.  Other terms, including the outstanding principal, maturity date and debt covenants were not amended.  Select terms of the Term Loan Facility before and after amendment include:

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

On February 2, 2017, the Company paid in advance for the Term Loan Facility the full amount of required amortization payments, $50 million, for the year ended December 31, 2017.

Additional Debt Issuances Information

There were $229 million of borrowings under the Revolving Credit Facility as of September 30, 2018.  Based on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2018 and existing debt, the Company would have had the ability to utilize $386 million of the $400 million Revolving Credit Facility and not have been in violation of the terms of the agreement.  Availability under the Revolving Credit Facility was reduced by $229 million in borrowings and $32 million related to outstanding letters of credit.

The current availability under the Revolving Credit Facility and net availability as of September 30, 2018 is shown in the table below:

September 30, 2018
(in millions)
Availability
Stated amount of the Revolving Credit Facility	$400
Less: availability reduction from covenants	14
Amount available under the Revolving Credit Facility	$386

Usage
Borrowings under the Revolving Credit Facility	$229
Impact on availability related to outstanding letters of credit	32
Total usage	$261

Current availability at September 30, 2018	$125
Cash	20
Net Available Liquidity	$145

The Company was in compliance with its debt covenants as of September 30, 2018, and expects to remain in compliance based on management’s estimates of operating and financial results for 2018 and the foreseeable future.  However, declines in market and economic conditions or demand for certain of the Company’s products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.  As of September 30, 2018, the Company’s leverage as defined in the Credit Agreement was 2.79, compared to a maximum permitted ratio under the Credit Agreement of 3.25, which steps down to 3.00 on March 31, 2019.  The full definition of the Consolidated Leverage Ratio is included in the Credit Agreement filed as an exhibit to this quarterly report on Form 10-Q.   As of September 30, 2018, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Credit Facility would reduce the size of the Company’s committed facility unless a replacement institution were added.  Currently, the Revolving Credit Facility is supported by fifteen U.S. and international financial institutions.

As of September 30, 2018, the Company had $46 million in outstanding letters of credit issued under the Revolving Credit Facility, $32 million of which reduced the availability thereunder.  As of September 30, 2018, the Company also had $6 million in other uncommitted credit facilities, all of which were outside the U.S. (the “Other Facilities”).  As of September 30, 2018, borrowings and guarantees of $5 million were issued and reduced availability under the Other Facilities.

The Company’s debt maturities as of September 30, 2018 are shown in the following table:

	Debt Maturity Schedule
	Total	2018	2019	2020	2021	2022	Thereafter
Borrowings under the Credit Agreement	$504	$240	$43	$43	$43	$135	$—
Senior secured notes	450	—	—	—	—	—	450
Capital lease obligations and other borrowings	8	6	1	1	—	—	—
Total (a)	$962	$246	$44	$44	$43	$135	$450

(a)

Excludes unamortized debt issuance costs of $4 million and $7 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $5 million related to the Company’s Term Loan Facility.  These amounts do not represent contractual obligations with a fixed amount or maturity date.

Other

The Merger Agreement permits the Company to continue paying a quarterly dividend up to $0.26 per share.

On February 15, 2018, the Company’s Board of Directors approved an initial share repurchase authorization of up to $20 million of common stock under which the Company may buy back LSC Communications’ shares at its discretion from February 15, 2018 through August 15, 2019.  The $20 million repurchase was completed on May 31, 2018.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt.  At September 30, 2018, the Company’s variable-interest borrowings were $509 million, or approximately 52.9%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates.  Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at by approximately $15 million.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate.  To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk.  The Company is primarily exposed to the currencies of the Canadian dollar and Mexican peso, and was exposed to the currencies of the Polish Zloty until the sale of the Company’s European printing business in the third quarter of 2018.  The Company does not use derivative financial instruments for trading or speculative purposes.

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

These statements may include, or be preceded or followed by, the words  “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” or variations of such words and similar expressions.  Examples of forward-looking statements include, but are not limited to, statements, beliefs and expectations regarding our business strategies, market potential, future financial performance, dividends, costs to be incurred in connection with the separation, results of pending legal matters, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, expected pension contributions, capital expenditures and funding, our financial covenants, repayments of debt, off-balance sheet arrangements and contractual obligations, our accounting policies, general views about future operating results and other events or developments that we expect or anticipate will occur in the future.  These forward-looking statements are subject to a number of important factors, including those factors disclosed in Item 1A, Risk Factors, in section Part II of this quarterly report on Form 10-Q, and Item 1A, Risk Factors, in section Part I in the Company’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 22, 2018, that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

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

•

changes in the availability or costs of key print production materials (such as paper, ink, energy, and other raw materials), the tight labor market, the availability of labor at our vendors or in prices received for the sale of by-products;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part I under Management of Market Risk.  There have been no significant changes to the Company’s market risk since December 31, 2017.  For a discussion of exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 22, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2018 an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2018 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 8, Commitments and Contingencies, to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no significant changes to the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on February 22, 2018, except as follows.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

On October 30, 2018, the Company entered into the Merger Agreement with Quad, pursuant to which, subject to the terms and conditions therein, the Company’s stockholders will receive 0.625 shares of Quad’s class A common stock for every share of the Company’s common stock, without interest and subject to adjustment.  Consummation of the Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger.  Those conditions include, among others: (i) the adoption of the Merger Agreement by our stockholders, (ii) the approval of the issuance of Quad’s class A common stock by Quad’s shareholders, (iii) the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”), and other required regulatory approvals, (iv) the absence of any governmental order or law that precludes, restrains, enjoins or otherwise prohibits, the consummation of the Merger or the other transactions contemplated by the Merger Agreement, (v) Quad’s registration statement on Form S-4 having become effective under the Securities Act of 1933, as amended and (vi) Quad’s shares of class A common stock issuable in the Merger having been approved for listing on the New York Stock Exchange, subject to official notice of issuance.  These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly the Merger may be delayed or may not be completed.

Although we currently believe we should be able to obtain the expiration or termination of the waiting period applicable under the HSR Act in a timely manner, we cannot be certain when or if it will be obtained or, if obtained, whether such expiration or termination will require terms, conditions or restrictions not currently contemplated that will be detrimental to the surviving company after completion of the Merger.  The Company and Quad have agreed to use reasonable best efforts to take certain actions to obtain the expiration or termination of the waiting period applicable under the HSR Act, except that neither Quad nor its subsidiaries will be required to make any divestiture, sale or other disposition of its assets or businesses.

In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after obtaining stockholder or shareholder approval, as applicable, or, if the Merger is not completed by October 30, 2019, either the Company or Quad may choose to terminate the Merger Agreement and not proceed with the Merger.  The Company and Quad may also elect to terminate the Merger Agreement in certain other circumstances.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that may discourage a third party from submitting an acquisition proposal to us that might result in greater value to our stockholders than the Merger, or may result in a potential competing acquirer of the Company proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.  These provisions include a general prohibition on us soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by the Company’s board of directors, furnishing information with respect to the Company or entering into discussions with any third party regarding any acquisition proposal or offer for a competing transaction.  We also have an unqualified obligation to submit the merger proposal to a vote by our stockholders, even if we receive an alternative acquisition proposal that our board of directors believes is superior to the Merger, unless the Merger Agreement is terminated in accordance with its terms prior to such time.  In the event that we terminate the Merger Agreement to enter into an alternative acquisition that our board of directors believes is superior to the Merger, we will be required by the Merger Agreement to pay Quad a termination fee of $12.5 million (plus up to $2 million of reimbursement of reasonable and documented expenses).

Our stockholders will have a reduced ownership and voting interest in the combined company after the Merger with Quad and will exercise less influence over management.

Currently, our stockholders have the right to vote in the election of the Company’s board of directors and the power to approve or reject any matters requiring stockholder approval under Delaware law and under our certificate of incorporation and bylaws.  Upon completion of the Merger, our stockholders will become shareholders of Quad with a percentage ownership of Quad that is smaller than our stockholders’ current percentage ownership of the Company.  Based on the number of issued and outstanding shares of Quad common stock as of October 26, 2018, the number of shares of the Company’s stock outstanding and the exchange ratio of 0.625 (assuming no potential adjustment pursuant to the Merger Agreement), after the Merger our stockholders are expected to become owners of approximately 29% of the economic ownership of the combined company, and approximately 11% of the voting power of the combined company, in each case, without giving effect to any shares of Quad common stock held by our stockholders prior to the completion of the Merger.  Even if all former stockholders of the Company voted together on all matters presented to Quad shareholders from time to time, the former Company stockholders would exercise significantly less influence over Quad after the completion of the Merger relative to their influence over us prior to the completion of the Merger, and thus would have a less significant impact on the election of Quad’s board of directors and on the approval or rejection of future Quad proposals submitted to a shareholder vote.

Failure to complete the Merger could negatively impact the price of shares of our common stock, as well as our future business and financial results.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger.  There can be no assurance that all of the conditions to the Merger will be so satisfied or waived.  If the conditions to the Merger are not satisfied or waived, the Company and Quad will be unable to complete the Merger and the Merger Agreement may be terminated.

If the Merger is not completed for any reason, including the failure to receive the required approval of our stockholders, our business and financial results may be adversely affected in a number of ways, including:

•	the Company may experience negative reactions from the financial markets, including negative impacts on the market price of shares of our common stock;
•

the manner in which customers, vendors, business partners and other third parties perceive the Company may be negatively impacted, which in turn could affect our marketing operations and our ability to compete for new business or obtain renewals in the marketplace more broadly;

•	we may experience negative reactions from employees; and
•

we will have expended time and resources that could otherwise have been spent on our existing businesses and the pursuit of other opportunities that could have been beneficial to the Company, and our ongoing business and financial results may be adversely affected.

We will be subject to business uncertainties while the Merger is pending, which could adversely affect our businesses.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company.  These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers and other constituencies of the Company to seek to change their existing business relationships with us.  Employee retention may be particularly challenging while the Merger is pending, as employees may experience uncertainty about their roles within Quad following completion of the Merger.  In addition, the Merger Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of Quad and generally requires the Company to continue operating in the ordinary course of business in all material respects, until the completion of the Merger.  These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

We will incur transaction and merger-related costs in connection with the Merger, which may be in excess of those anticipated by us.

The Company has incurred and will incur substantial expenses in connection with negotiation and completion of the transactions contemplated by the Merger Agreement, including advisor fees and the costs and expenses of filing, printing and mailing of a joint proxy statement/prospectus.

We expect to continue to incur a number of non-recurring costs associated with completing the Merger, combining the operations of the two companies and achieving desired synergies.  These fees and costs have been, and will continue to be, substantial.  The substantial majority of the non-recurring expenses will consist of transaction costs related to the Merger and include, among others, employee retention costs, fees paid to financial, legal, and public relations advisors, severance and benefit costs and filing fees.  We will also incur transaction fees and costs related to formulating and implementing integration plans.  Additional unanticipated costs also may be incurred while the Merger is pending and for a period thereafter for the integration of the two companies’ businesses.  Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near-term, or at all.  Certain of these costs will be borne by the Company even if the Merger is not completed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases during the three months ended September 30, 2018.

Dividends

The Credit Agreement generally allows annual dividend payments of up to $50 million in the aggregate, though additional dividends may be allowed subject to certain conditions.  The decisions of the Company’s Board of Directors regarding the payment of future dividends depends on many factors, including but not limited to the Company’s financial condition, future prospects, earnings, capital requirements and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that the Board of Directors may deem relevant.

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

10.5

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of August 1, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018)*

10.6

LSC Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.7

Supplemental Executive Retirement Plan-B for Designated Executives effective January 1, 2001 as amended effective December 31, 2004, January 1, 2005 and September 30, 2016 (the “SERP-B”) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.8

LSC Communications Annual Incentive Plan as amended and restated (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.9

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.10

Amendment to Employment Agreement, dated as of October 25, 2017, between LSC Communications, Inc. and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017)*

10.11

Key Employee Severance Plan effective October 25, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

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

Date: November 7, 2018