Form 10-K
period 2018-12-31
LSC Communications, Inc.
filed 2019-02-19
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-37729

LSC Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4829580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
191 N. Wacker Drive, Suite 1400, Chicago, IL	60606
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code—(773) 272-9200

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock (Par Value $0.01)	NYSE

___________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange—Composite Transactions) on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $512,138,094.

As of February 15, 2019, 33,315,949 shares of common stock were outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement related to its annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

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

Merger Agreement

On October 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quad/Graphics, Inc. (“Quad/Graphics”), and QLC Merger Sub, Inc., a direct, wholly-owned subsidiary of Quad/Graphics (“Merger Sub”).  Pursuant to the Merger Agreement, subject to the terms and conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.  Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time, will be converted into the right to receive 0.625 shares of class A common stock of Quad/Graphics, without interest and subject to adjustment as provided in the Merger Agreement.

The Company and Quad/Graphics have made customary representations, warranties and covenants in the Merger Agreement.  Subject to certain exceptions outlined in the Merger Agreement, the Company has agreed to covenants relating to the Company’s business during the period between the execution of the Merger Agreement and the consummation of the Merger, including restrictions on its ability to issue any shares of its capital stock, repurchase any shares of its capital stock and incurring additional indebtedness outside the ordinary course of business.  The Merger Agreement allows the Company to continue paying a regular quarterly dividend up to $0.26 per share.

On October 30, 2018, concurrently with the execution of the Merger Agreement, the Company and the trustees (the “Trustees”) under the Amended and Restated Voting Trust Agreement, dated as of June 25, 2010, pursuant to which certain shares of capital stock of Quad/Graphics are held by the Quad/Graphics, Inc. Voting Trust (the “Voting Trust”), entered into a voting and support agreement (the “Voting Agreement”).  Pursuant to the Voting Agreement, the Trustees will vote all of the shares of Quad/Graphics held by the Voting Trust, which they have, directly or indirectly, the right to vote or direct the voting thereof, in favor of the issuance of class A shares of Quad/Graphics common stock in the Merger, and against any alternative acquisition proposal involving Quad/Graphics or other action that would reasonably be expected to breach the obligations of Quad/Graphics under the Merger Agreement or the Trustees under the Voting Agreement, or otherwise reasonably be expected to delay or adversely affect the Merger or the other transactions contemplated by the Merger Agreement.

The Company and Quad/Graphics filed notification and report forms in connection with the transactions contemplated by the Merger Agreement with the U.S. Department of Justice (the “DOJ”) and the U.S. Federal Trade Commission pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”) on November 13, 2018. On December 13, 2018, the Company and Quad/Graphics each received a request for additional information and documentary material (the “Second Request”) from the DOJ in connection with the DOJ’s review of the transactions contemplated by the Merger Agreement.

Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both the Company and Quad/Graphics have substantially complied with the Second Request or such later time as the parties may agree with the DOJ, unless the waiting period is terminated earlier by the DOJ. The Company continues to expect the Merger to be consummated in mid-2019.

Consummation of the Merger remains subject to the adoption of the Merger Agreement by the Company stockholders, the approval by Quad/Graphics shareholders of the issuance of Quad/Graphics shares as contemplated by the Merger Agreement, the expiration of the waiting period under the HSR Act and other required regulatory approvals, and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.

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

The Company’s product and service offerings include:

Magazines, catalogs and retail inserts: We are one of the largest producers of magazines and catalogs in North America. These products are manufactured to customers’ specifications using offset, digital or gravure printing processes in combination with either on-press finishing, saddle-stitch binding or patent binding.

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

•

Until the Company sold its retail offset printing facilities on June 5, 2018, our retail insert customers included retailers who distribute their inserts in newspapers distributed to newspaper subscribers and via in-store distribution.

•	We made a number of acquisitions during 2017 that expanded and enhanced our product and service offerings:
o

Through our acquisition of CREEL Printing, LLC (“CREEL”), we expanded our customer base to include financial services firms, direct marketers, consumers and other types of customers who utilize targeted, personalized digital and sheetfed printing.

o	Our acquisition of Publishers Press, LLC enabled us to enhance our printing capabilities, especially in the short-run magazine category.
o

Our acquisition of HudsonYards Studios, LLC (“HudsonYards”) allowed us to enhance our digital and print premedia capabilities, by providing high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services to our customers.

In the U.S., we have a network of production facilities enabling the optimal combination of regional and national distribution. Additionally, we have production facilities in Mexico that efficiently produce goods for distribution in Latin America.

Logistics: We provide logistics solutions to the Company and other third parties in the United States.

•

We acquired RRD’s Print Logistics business (“Print Logistics”) during 2018.  During 2017, we acquired The Clark Group, Inc. (“Clark Group”), Fairrington Transportation Corp., F.T.C. Transport, Inc. and F.T.C. Services, Inc. (“Fairrington”) that expanded and enhanced our logistics offerings.

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

Print-related services: In addition to printed products, we provide a number of print-related services.

•	Our supply chain management offering includes procurement, warehousing, distribution, and inventory management for book publishers.
•	We provide e-book formatting and distribution services.
•	Our print management and sourcing offering serves customers looking to outsource non-core functions and add scale to their marketing efforts.
•	Our premedia offering includes high quality color retouching and other premedia services for both print and digitally delivered content to publishers and retailers.
•	Our mail services offering includes list processing, and mail sortation services that, combined with our production scale, optimize postal costs for magazine and catalog customers.
•

Our primary mail sortation facility is located in Bolingbrook, Illinois. Because of our scale of production, we are frequently able to provide cross-customer sortation that reduces postal costs for our customers compared to what an individual customer could obtain.

Office Products: We produce a wide range of branded and private label products, primarily within the five categories below, and use e-commerce distribution for certain sales:

•

Filing products: Our filing products include a variety of presentation and storage materials for professionals and students. We sell our filing products under the Pendaflex™ and other brands, as well as under private label brands for third parties. We enhanced our filing offering during 2017 by our acquisition of NECI, LLC (“NECI”), a supplier of commodity and specialty filing supplies.

•

Envelopes: We produce envelopes for businesses and consumers within North America. Our key brands used for envelopes are Quality Park™ (since its acquisition in November 2017) and Ampad™, and we also produce private label envelopes for third parties.

•

Note-taking products: Our note-taking products include legal pads, journals, index cards, spiral notebooks, composition books and notebook filler paper. We sell our note-taking products under the TOPS™, Ampad, Oxford™, and other brands, as well as under private label brands for third parties.

•

Binder products: Our binder products include a variety of binders and binder accessories for professionals and students. We sell our binder products under the Cardinal™, Oxford and other brands, as well as under private label brands for third parties.

•

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

Business Acquisitions and Dispositions

The following table lists the Company’s acquisitions since the beginning of 2017:

Date	Company	Description	Purchase Price
July 2, 2018	Print Logistics	Integrated logistics services provider with distribution network	$52 million in cash
November 29, 2017	Clark Group	Third-party logistics provider of distribution, consolidation, transportation management and international freight forwarding services	$25 million in cash
November 9, 2017	Quality Park	Producer of envelopes, mailing supplies and assorted packaging items	$41 million in cash
September 7, 2017	Publishers Press, LLC	Printing provider with capabilities such as web-offset printing, prepress and distribution services for magazines and retail brands	$68 million in cash
August 21, 2017	NECI	Supplier of commodity and specialty filing supplies	$6 million in cash
August 17, 2017	CREEL	Offset and digital printing company	$79 million in cash
July 28, 2017	Fairrington	Full-service, printer-independent mailing logistics provider in the United States	$19 million in cash and ~1.0 million shares of LSC common stock (total value $39 million)
March 1, 2017	HudsonYards

Digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services

$3 million in cash

The Company sold its European printing business on September 28, 2018 for $47 million in cash. The Company sold its retail offset printing facilities on June 5, 2018.

For further information on the above acquisitions and European disposition, see Note 3, Business Combinations and Disposition, to the consolidated and combined financial statements.

Competitive Environment

According to the September 2018 IBIS World industry report “Printing in the U.S.,” estimated total annual printing industry revenue is approximately $76 billion, of which approximately $12 billion relates to our core segments of the print market and an additional approximately $31 billion pertains to related segments of the print market in which we are able to offer certain products. Despite consolidation in recent years, including several acquisitions completed by LSC Communications, the industry remains highly fragmented and LSC Communications is one of the largest players in our segment of the print market.  The print and related services industry, in general, continues to have excess capacity and LSC Communications remains diligent in proactively identifying plant consolidation opportunities to keep our capacity in line with demand.  Across the Company’s range of print products and services, competition is based primarily on the ability to deliver products for the lowest total cost, a factor driven not only by price, but also by materials and distribution costs.  We expect that prices for print products and services will continue to be a focal point for customers in coming years.

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

The future impact of technology on our business is difficult to predict and could result in additional expenditures to restructure impacted operations or develop new technologies. In addition, we have made targeted acquisitions and investments in our existing business to offer customers innovative services and solutions. Such acquisitions and investments include the acquisitions of Print Logistics in 2018 and Clark Group, Quality Park, Publishers Press, LLC, NECI, CREEL, Fairrington, and HudsonYards in 2017, which expanded our logistics, printing, digital, office products, and premedia capabilities, and Continuum Management Company, LLC (“Continuum”) in 2016, which expanded our print management capabilities.  These acquisitions and investments further secure our position as a technology leader in the industry.

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

Raw Materials

We negotiate with suppliers to maximize our purchasing efficiencies.  The primary raw materials we use in our printed products are paper and ink.  We negotiate with paper suppliers to maximize our purchasing efficiencies and use a wide variety of paper grades and formats. In addition, a substantial amount of paper used in our printed products is supplied directly by customers.  Variations in the cost and supply of certain paper grades used in the manufacturing process may affect our consolidated financial results.  Generally, customers directly absorb the impact of changing prices on customer-supplied paper.  For paper that we purchase, we have historically passed most changes in price through to our customers.  Contractual arrangements and industry practice should support our continued ability to pass on any future paper price increases, but there is no assurance that market conditions will continue to enable us to successfully do so.  Higher paper prices and tight paper supplies may have an impact on customers’ demand for printed products.  We also resell waste paper and other print-related by-products and may be impacted by changes in prices for these by-products.

We use a wide variety of ink formulations and colors in our manufacturing processes. Variations in the cost and supply of certain ink formulations may affect our consolidated financial results. We have undertaken various strategic initiatives to try to mitigate any foreseeable supply disruptions with respect to our ink requirements, including entering into a long term supply arrangement with a single supplier for a substantial portion of our ink supply.  Certain contractual protections exist in our relationship with such supplier, such as price and quality protections and an ability to seek alternative sources of ink if the supplier breaches or is unable to perform certain of its obligations, which are intended to mitigate the risk of ink-related supply disruptions.

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

Changes in the price of raw materials, crude oil and other energy costs impact our manufacturing costs. Crude oil and energy prices continue to be volatile. Should prices increase, we generally cannot pass on to customers the impact of higher energy prices on our manufacturing costs.  We do enter into fixed price contracts for a portion of our natural gas purchases to mitigate the impact of changes in energy prices.  We cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or customer demand and the related impact either will have on the Company’s consolidated statements of operations, balance sheets and cash flows.

Customers

Our printed products service retailers, including catalogers and merchandisers, publishers of magazines, books and directories and online retailers. Our customer base includes seven of the top ten catalogers in the United States, eight of the top ten magazine publishers in the United States, and all of the top ten book publishers based in North America.  Our printed products are distributed through the United States Postal Service (“USPS”) or foreign postal services or to our customers by direct shipment, typically in bulk, to customer facilities and warehouses.

Our Office Products segment primarily services office superstores, office supply wholesalers, independent contract stationers, mass merchandisers and retailers and e-commerce resellers. The products that make up our Office Products segment are distributed to our customers by direct shipment, typically in bulk, to customer facilities and warehouses.

For each of the years ended December 31, 2018, 2017 and 2016, no customer accounted for 10% or more of the Company’s consolidated and combined net sales.

Technology, Research and Development

The Company has a broad portfolio of technology capabilities that are utilized in the delivery of products and services to our customers. We believe that proprietary technology is required where it will provide a competitive advantage or where the desired technology is not readily available in the marketplace, and, as such, our proprietary technology portfolio contains an array of applications and technological capabilities that were developed to perform different functions, including storefront, digital asset management and distribution, manufacturing systems, warehousing, logistics and list management services and data analytics solutions. Our technology strategy is focused on the continued investment in key technologies that support services and solutions that allow for creation, management, production, distribution and analytics of publisher content in multi-channels to maximize their distribution and return for each title. We are also focusing our technology capabilities on developments that will allow us to pursue strategic relationships and expanded services, such as our full supply chain management offering within our book platform.  Our continued activities in our Unified Technology Platform aligns investments across several offerings to support publishers including; order to cash for publishing, digital analytics offered through Harvest View, anti-piracy for publishers through our IntercepTag℠ solution and integrated warehouse offerings in our book fulfillment platform complementing our offset and digital print capabilities. To implement our research and development strategy, we expect to primarily invest in the maintenance and enhancement of our technology footprint within our facilities and in development activities that allow us to create new and differentiating technology capabilities.

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

Intellectual Property

We consider patents, trademarks and other proprietary rights to be important to our business. We own over 150 patents worldwide, the majority of which are concentrated in our Office Products segment (utility and design patents), with the remainder falling into the following categories:

•	Printing and binding patents: relate to manufacturing processes and systems used in the production of books, magazines and catalogs.
•	Co-mailing patents: relate to combining printed publications in an efficient manner to achieve postal savings.
•	New media patents: relate to methods for creating and formatting digital content for electronic publications.

We also own over 350 trademarks worldwide, the majority of which are concentrated within our Office Products segment. Several of our most significant trademarks include registrations for the Adams, Ampad, Cardinal Brands, Oxford, Pendaflex, Quality Park, and TOPS office products brands. Additionally, we own the rights to a group of trademarks relating to our e-media publishing services, such as Newsstand™, LibreDigital™, LibreMarket™, LibrePublish™, and LibreAccess™.

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

Employees

As of December 31, 2018, the Company had approximately 22,000 total employees in the global workforce, of which approximately 18,700 employees were in the U.S. and approximately 3,300 were in international locations.  Of the U.S. and international employees, approximately 3% and 70% were covered by collective bargaining agreements, respectively. We have collective bargaining agreements with unionized employees in Canada and Mexico. We have not experienced a work stoppage during the past five years. Management believes that we have good relationships with our employees and collective bargaining groups.

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

These statements may include, or be preceded or followed by, the words  “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” or variations of such words and similar expressions.  Examples of forward-looking statements include, but are not limited to, statements, beliefs and expectations regarding our business strategies, market potential, future financial performance, dividends, costs to be incurred in connection with the separation, results of pending legal matters, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, expected pension contributions, capital expenditures and funding, our financial covenants, repayments of debt, off-balance sheet arrangements and contractual obligations, our accounting policies, general views about future operating results and other events or developments that we expect or anticipate will occur in the future.  These forward-looking statements are subject to a number of important factors, including those factors disclosed in Item 1A, Risk Factors, that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

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

•

changes in the availability or costs of key print and office products production materials (such as paper, ink, energy, and other raw materials), the tight labor market, the availability of labor at our vendors or in prices received for the sale of by-products;

•	performance issues with key suppliers;

•	our ability to maintain our brands and reputation;

•	the retention of existing, and continued attraction of additional customers and key employees, including management;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the effects of operating in international markets, including fluctuations in currency exchange rates;

•	changes in environmental laws and regulations affecting our business;

•	the ability to gain customer acceptance of our new products and technologies;

•	the effect of a material breach of or disruption to the security of any of our or our vendors’ systems;

•	the failure to properly use and protect customer and employee information and data;

•	the effect of increased costs of providing health care and other benefits to our employees;

•	the effect of catastrophic events;

•	the impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”);

•	increases in requirements to fund or pay withdrawal costs or required contributions related to the Company’s pension plans;

•	we may be unable to consummate the merger;

•	the merger agreement limits LSC's ability to pursue alternatives to the merger that might result in greater value to LSC stockholders than the merger;

•	failure to consummate the merger could negatively impact the stock price and the future business and financial results of LSC;

•	LSC may incur significant transaction and merger-related costs in connection with the merger, which may be in excess of those anticipated; and

•	LSC may be a target of further securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the merger from being consummated.

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

We have in the past acquired and intend in the future to acquire other businesses and we may be unable to successfully integrate the operations of these businesses and may not achieve the cost savings and increased net sales anticipated as a result of these acquisitions.

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

We currently have a large number of competitors in the markets in which we operate. We believe that selectively pursuing acquisitions is an important strategy for our business, as evidenced by our pending merger with Quad/Graphics. If our competitors are able to successfully combine with one another, and we are not successful with our own efforts to consolidate or adapt effectively to increased competition, the competitive landscape we face could be significantly altered. Such consolidation could create stronger competitors with greater financial resources and broader manufacturing and distribution capabilities than our own, and the resulting increase in competitive pressures could negatively impact our consolidated statements of operations, balance sheets and cash flows.

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

Net sales from our operations in geographic regions outside the United States accounted for approximately 9% of our consolidated net sales for the year ended December 31, 2018. As a result, we are subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability of those countries in which we operate. Our operations outside of the United States during the year ended December 31, 2018 were primarily in Poland and Mexico. As mentioned in Item 1, Business, the Company completed the sale of its European printing business on September 28, 2018. Security disruptions within the regions in Mexico in which we operate may interfere with operations, which could negatively impact our supply chain.

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

Current federal law limits postal rate increases (outside of an "exigent circumstance") to the increase in the Consumer Price Index. This cap works to ensure funding stability and predictability for mailers.  Under this current federal law, the USPS implemented a rate adjustment in early 2019 affecting all market dominant classes (periodicals, standard mail, first class mail, package services and special services), which was based on an average inflation-based rate increase for each class of mail.

In December 2018, the U.S. Department of the Treasury released the White House Task Force report on the United States Postal System. The report provides a series of recommendations to overhaul the United States Postal Service’s business model in order to return it to sustainability without shifting additional costs to taxpayers. The effects of this report on postal rates, regulations and delivery systems are not yet known.

Federal law requires the Postal Regulatory Commission ("PRC") to conduct a periodic review of the overall rate-making structure for the USPS. The PRC issued a proposal in 2018 to increase inflation-based pricing to include an additional 2% – 5% per year. The proposal remains open and it is not known whether the PRC will move forward with such proposal or make modifications. Until the PRC's final determination, mailers have an uncertain future relative to budgeting for postal expenses.

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

Capital expenditures, such as software upgrades or machinery replacements, may be necessary from time to time to preserve the competitiveness, success and growth of our business. The industry in which we operate is highly competitive and is expected to remain competitive. We may be required to invest amounts in capital expenditures that exceed our recent spending levels to replace worn out or obsolete machinery or otherwise remain competitive. If cash from operations is insufficient to provide for needed levels of capital expenditures and we are unable to obtain funds for such purposes elsewhere, we may be unable to make necessary upgrades or repairs to our software and facilities. An increase in capital expenditures could affect our ability to compete effectively and could have a negative impact on our consolidated statements of operations, balance sheets and cash flows.

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

We have $767 million of indebtedness as of December 31, 2018. Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the separation, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due we may be forced to take disadvantageous actions, including facility closures, staff reductions, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness, and restricting future capital return to stockholders. In addition, our ability to withstand competitive pressures and to react to changes in the print and related services industry could be impaired. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt.

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

The anticipated changes to London Inter-Bank Offered Rate (“LIBOR”) after 2021 could impact the cost of our variable rate indebtedness.

Some of our debt, including our credit facility, has a variable rate of interest linked to the LIBOR as a benchmark for establishing the rate. In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR to the administrator of LIBOR after 2021.  It is likely that banks will not continue to provide submissions for the calculation of LIBOR after 2021 and possible that they may not provide submissions before then.  It is impossible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what effects any changes to LIBOR or the transition to alternative reference rates may have on the on variable rate credit facility loans or on our business, financial condition or results of operations.  The consequence of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness.

If LIBOR rates are no longer available or viewed as an acceptable market benchmark, and our lenders are required, or exercise discretion, to implement substitute reference rates for the calculation of interest rates under our credit facility, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with lenders over the appropriateness or comparability to LIBOR of the substitute reference rates, which could have an adverse effect on our business, financial condition or results of operations.

Despite our substantial indebtedness, we may be able to incur substantially more debt.

Despite our substantial amount of indebtedness, we may be able to incur substantial additional debt, including secured debt, in the future. Although the indenture governing our Senior Notes and the Credit Agreement governing the Senior Secured Credit Facilities restrict the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions. Also, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of December 31, 2018, we had $214 million available for additional borrowing under our Revolving Facility. The more indebtedness we incur, the further exposed we become to the risks associated with substantial leverage described above.

The ongoing effects of the Tax Act and the refinement of provisional estimates could make our results difficult to predict.

Our effective tax rate may fluctuate in the future as a result of the Tax Act, which was enacted on December 22, 2017.  The Tax Act introduced significant changes to U.S. income tax law that had a meaningful impact on our provision for income taxes.  Further, the U.S. Treasury Department, the Internal Revenue Service (“IRS”) and other standard-setting bodies may issue guidance or regulations on how the provisions of the Tax Act will be applied or otherwise administered that is different from our interpretation.  Accounting for the income tax effects of the Tax Act requires significant judgments and estimates in the interpretation and calculations of the provisions of the Tax Act.

Risks Relating to Our Common Stock and the Securities Market

We cannot assure you that we will continue to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

The timing, declaration, amount and payment of any future dividends to LSC Communications stockholders will fall within the discretion of our Board of Directors. Our Board’s decisions regarding the payment of future dividends will depend on many factors, including our financial condition, future prospects, earnings, capital requirements and debt service obligations, as well as legal requirements, regulatory constraints, industry practice and other factors that our Board deems relevant. In addition, the terms of the agreements governing our debt or debt that we may incur in the future may continue to limit or prohibit the payment of dividends.  While our Board declared a quarterly cash dividend of $0.26 per common share on January 17, 2019 payable on March 4, 2019, there can be no assurance that we will continue to pay a dividend.

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

Stockholders’ percentage ownership in LSC Communications may be diluted in the future because of equity securities we issue, either as consideration for acquisitions, in connection with capital raises or for equity awards that we may grant to our directors, officers and employees. Further, to the extent that LSC Communications raises additional capital through the sale of equity or convertible debt securities, existing ownership interests will be diluted, and the terms of such financings may include liquidation or other preferences that adversely affect the rights of existing stockholders. Any such transaction will dilute stockholders’ ownership in LSC Communications.

Risks Relating to the Merger

Because the exchange ratio is fixed and because the market price of Quad/Graphics class A common stock may fluctuate, LSC stockholders cannot be certain of the precise value of the merger consideration they may receive.

Under the terms of the merger agreement, at the time the merger is consummated, each eligible share of LSC common stock will be converted into the right to receive 0.625 shares of Quad/Graphics class A common stock, subject to adjustment for any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other similar change in capitalization. The exchange ratio will not be adjusted for changes in the market price of Quad/Graphics class A common stock or LSC common stock prior to the consummation of the merger. If the merger is consummated, there will be a time lapse between each of the date of the Company’s Proxy Statement relating to the Merger, as filed with the SEC on January 22, 2019 (the “Merger Proxy”), the dates on which LSC stockholders vote to approve the merger agreement proposal at the LSC special meeting and Quad/Graphics shareholders vote to approve the share issuance proposal at the Quad/ Graphics special meeting, and the date on which LSC stockholders entitled to receive the merger consideration actually receive the merger consideration. The market value of shares of Quad/Graphics class A common stock may fluctuate during and after these periods as a result of a variety of factors, including general market and economic conditions, changes in Quad/Graphics’ businesses, operations and prospects and regulatory considerations. Such factors are difficult to predict and in many cases may be beyond the control of Quad/Graphics and LSC. Consequently, at the time LSC stockholders must decide whether to approve the merger agreement proposal, they will not know the actual market value of any merger consideration they will receive when the merger is consummated. The actual value of any merger consideration received by LSC stockholders at the consummation of the merger will depend on the market value of the shares of Quad/Graphics class A common stock at that time. This market value may differ, possibly materially, from the market value of shares of Quad/Graphics class A common stock at the time the merger agreement was entered into or at any other time. LSC stockholders should obtain current stock quotations for shares of Quad/Graphics class A common stock before voting their shares of LSC common stock.

The market price of Quad/Graphics class A common stock will continue to fluctuate after the merger.

Upon consummation of the merger, holders of LSC common stock who receive the merger consideration will become holders of shares of Quad/Graphics class A common stock. The market price of Quad/Graphics class A common stock may fluctuate significantly following consummation of the merger and holders of LSC common stock could lose some or all of the value of their investment in Quad/Graphics class A common stock.

LSC stockholders will have a reduced ownership and voting interest in Quad/Graphics following the merger compared to their ownership in LSC and will exercise less influence over management.

Currently, LSC stockholders have the right to vote in the election of LSC’s board of directors and the power to approve or reject any matters requiring stockholder approval under Delaware law and under LSC’s certificate of incorporation and bylaws. Upon consummation of the merger, each LSC stockholder who receives the merger consideration will become a shareholder of Quad/Graphics with a percentage ownership of Quad/Graphics that is smaller than the LSC stockholder’s current percentage ownership of LSC. Based on the number of issued and outstanding shares of Quad/Graphics class A common stock and the number of shares of LSC common stock outstanding as of January 7, 2019, and the exchange ratio, after the merger, LSC stockholders are expected to, collectively, become owners of approximately 29.6% of the economic ownership of Quad/Graphics following the merger, and approximately 11.1% of the voting power of Quad/Graphics following the merger, in each case, without giving effect to any shares of Quad/Graphics class A common stock held by LSC stockholders prior to the consummation of the merger. Even if all former LSC stockholders voted together on all matters presented to Quad/Graphics shareholders, the former LSC stockholders would exercise significantly less influence over Quad/Graphics after the consummation of the merger relative to their influence over LSC prior to the consummation of the merger, and thus would have a less significant impact on the approval or rejection of future Quad/Graphics proposals submitted to a shareholder vote. Further, while Quad/Graphics has agreed under the merger agreement to increase the size of the Quad/Graphics board of directors in order to cause two current members of the LSC board of directors mutually agreed by LSC and Quad/Graphics, at the direction of the trustees of the Quad/Graphics voting trust, to be appointed to the Quad/Graphics board of directors, there is no assurance that such directors will remain as members of the Quad/Graphics board of directors beyond their initial term.

Shares of Quad/Graphics class A common stock received by LSC stockholders as a result of the merger will have different rights from shares of LSC common stock.

Upon consummation of the merger, LSC stockholders will no longer be stockholders of LSC and will become shareholders of Quad/Graphics. There are important differences between the current rights of LSC stockholders and the rights to which such stockholders will be entitled as shareholders of Quad/Graphics. For a discussion of the different rights associated with the shares of Quad/Graphics class A common stock, see the section entitled “Comparison of the Rights of Quad/Graphics Shareholders and LSC Stockholders” in the Merger Proxy.

The merger agreement may be terminated in accordance with its terms and the merger may not be consummated.

The merger agreement is subject to a number of conditions that must be fulfilled in order to consummate the merger, which are described in the section entitled “The Merger Agreement—Conditions to the Consummation of the Merger” in the Merger Proxy. Those conditions include, among others: (i) the adoption of the merger agreement by LSC stockholders, (ii) the approval of the share issuance proposal by Quad/Graphics’ shareholders, (iii) the expiration of the applicable waiting period under the HSR Act, and other required regulatory approvals, (iv) the absence of any governmental order or law that precludes, restrains, enjoins or otherwise prohibits, the consummation of the merger or the other transactions contemplated by the merger agreement, and (v) Quad/Graphics’ shares of class A common stock issuable in the merger having been approved for listing on the NYSE. These conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly the merger may be delayed or may not be consummated.

In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after obtaining shareholder approval, or, if the merger is not consummated by October 30, 2019, either Quad/Graphics or LSC may choose to terminate the merger agreement and not proceed with the merger. Quad/Graphics or LSC may also elect to terminate the merger agreement in certain other circumstances as further detailed in the section entitled “The Merger Agreement—Termination” in the Merger Proxy.

The merger agreement limits LSC’s ability to pursue alternatives to the merger.

The merger agreement contains provisions that may discourage a third party from submitting an acquisition proposal (as defined in the section titled “The Merger Agreement—Non-Solicitation of Acquisition Proposals; Changes of Recommendation—Definition of Acquisition Proposal” in the Merger Proxy) to LSC that might result in greater value to LSC stockholders than the merger, or may result in a potential competing acquirer of LSC proposing to pay a lower per share price to acquire LSC than it might otherwise have proposed to pay. These provisions include a general prohibition on LSC soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by the LSC board of directors, furnishing information with respect to LSC or entering into discussions with any third party regarding any acquisition proposal or offer for a competing transaction. LSC also has an unqualified obligation to submit the merger agreement proposal to a vote by LSC stockholders, even if LSC receives an alternative acquisition proposal that the LSC board of directors believes is superior to the merger, unless the merger agreement is terminated in accordance with its terms prior to such time. In the event that LSC terminates the merger agreement to enter into an alternative acquisition that the LSC board of directors believes is superior to the merger, LSC will be required by the merger agreement to pay Quad/Graphics a termination fee of $12.5 million plus reimburse Quad/Graphics up to $2 million for reasonable and documented out-of-pocket expenses related to the merger agreement and the transactions contemplated thereby.

Failure to consummate the merger could negatively impact the stock price and the future business and financial results of Quad/Graphics and LSC.

The merger agreement contains a number of conditions that must be satisfied or waived prior to the consummation of the merger. There can be no assurance that all of the conditions to the consummation of the merger will be so satisfied or waived. If the conditions to the merger are not satisfied or waived, Quad/Graphics and LSC will be unable to consummate the merger and the merger agreement may be terminated.

If the merger is not consummated for any reason, the ongoing businesses of LSC may be adversely affected and, without realizing any of the benefits of having consummated the merger, LSC will be subject to a number of risks, including the following:

•	LSC may experience negative reactions from the financial markets, including negative impacts on the market price of shares of LSC common stock;

•

the manner in which customers, vendors, business partners and other third parties perceive LSC may be negatively impacted, which in turn could affect LSC’s marketing operations and their ability to compete for new business or obtain renewals in the marketplace more broadly;

•

customers, suppliers and other third parties who have business relationships with LSC may decide not to renew such relationships or seek to terminate, change and/or renegotiate their relationships with LSC as a result of the transaction, whether pursuant to the terms of their existing agreements with LSC or otherwise;

•	LSC may experience negative reactions from employees;
•

LSC may be required to pay Quad/Graphics a termination fee of $12.5 million and reimburse Quad/Graphics for its out-of-pocket expenses up to $2 million, and LSC may only receive from Quad/Graphics a termination fee of $45 million if the merger is terminated under certain circumstances;

•	LSC may be required to pay certain costs relating to the merger, even if the merger is not consummated;
•

under the merger agreement, LSC is subject to certain restrictions on the conduct of their businesses prior to consummating the merger, which may affect our ability to execute certain of their business strategies; and

•

the attention of LSC management may be directed towards the consummation of the merger and merger-related considerations and may be diverted from the day-to-day business operations of LSC, and matters related to the merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to LSC. If the merger is not consummated, the price of LSC common stock may decline to the extent that the current market price reflects a market assumption that the merger will be consummated and that the related benefits will be realized, or to the extent there is a market perception that the merger was not consummated due to an adverse change in the business of LSC.

The regulatory approvals required for the consummation of the merger may not be obtained or may take longer than expected to be received. In addition, an adverse outcome of any antitrust or similar review undertaken by a governmental authority could prevent the merger from being consummated or have an adverse effect on Quad/Graphics following the merger.

Consummation of the merger is conditional upon receipt of certain regulatory approvals, including, without limitation, the expiration or termination of the waiting period under the HSR Act in the United States and Mexico antitrust approval. Although Quad/Graphics and LSC have agreed to use their reasonable best efforts to obtain the requisite regulatory approvals, there can be no assurance that these approvals will be obtained.

In addition, the regulatory authorities from which these approvals are required may impose conditions on the consummation of the merger or require changes to the terms of the merger. In attempting to obtain the requisite regulatory approvals, neither Quad/Graphics nor any of its subsidiaries will be required to make any divestiture, sale or other disposition of its assets or businesses. However, although it is not required under the merger agreement to do so, if Quad/Graphics agrees to such conditions in order to obtain any approvals required to consummate the merger, then the business and results of operations of Quad/Graphics following the merger may be adversely affected.

Furthermore, if the merger agreement is terminated under certain circumstances as further detailed in the section entitled “The Merger Agreement—Termination” in the Merger Proxy due to failure to obtain regulatory approvals or the material breach of Quad/Graphics of its obligations in respect of obtaining regulatory approvals, Quad/Graphics will pay LSC a reverse termination fee of $45 million.

The synergies expected to be produced may not be realized or may require Quad/Graphics after the consummation of the merger to incur additional costs that may adversely affect the value of Quad/Graphics’ class A common stock.

The success of the merger will depend, in part, on Quad/Graphics’ ability to realize the synergies expected to be produced from integrating LSC’s businesses with Quad/Graphics’ existing business through capacity rationalization, the elimination of duplicative functions, greater operational efficiencies and greater efficiencies in supply chain management, among other areas. Quad/Graphics has identified approximately $135 million of annualized net synergies that are expected to be achieved in less than 24 months after the consummation of the merger.

Quad/Graphics’ management estimates that the total cost to Quad/Graphics of achieving the annualized net synergies will be approximately $135 million in integration costs. Quad/Graphics’ estimates are based on a number of assumptions, which may prove incorrect.

Following the merger, Quad/Graphics may also incur additional and/or unexpected costs in order to realize the anticipated synergies. While Quad/Graphics’ management believes that the annualized net synergies are achievable, it may be unable to realize all of the synergies within the time frame expected or at all. The integration process will be complex, costly and time-consuming. The difficulties of integrating LSC’s businesses may include, among others:

•	unanticipated issues in integrating manufacturing, logistics, information, communications, and other systems;
•	unanticipated changes in applicable laws and regulations;
•	failure to retain key employees, which might adversely affect operations and the ability to retain other employees;
•	preserving significant business relationships;
•	consolidating corporate and administrative functions; and
•	other unanticipated issues, expenses and liabilities.

Quad/Graphics may not accomplish the integration of LSC’s businesses smoothly, successfully or within the anticipated cost range or timeframe. The diversion of the attention of Quad/Graphics’ management from current operations to the integration effort and any difficulties encountered in combining operations could prevent Quad/Graphics from realizing the full benefits anticipated to result from the merger and could adversely affect its business.

Quad/Graphics and LSC will incur significant transaction and merger-related costs in connection with the merger, which may be in excess of those anticipated.

Both Quad/Graphics and LSC have incurred and will incur substantial expenses in connection with negotiation and consummation of the transactions contemplated by the merger agreement, including financial and legal advisor fees, financing costs and the costs and expenses of filing, printing and mailing of the joint proxy statement/prospectus relating to the Merger.

Quad/Graphics and LSC expect to continue to incur a number of non-recurring costs associated with consummating the merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. The substantial majority of the non-recurring expenses will consist of transaction costs related to the merger and include, among others, financing costs, employee retention costs, fees paid to financial, legal, and public relations advisors, severance and benefit costs and filing fees.

Quad/Graphics and LSC will also incur transaction fees and costs related to formulating and implementing integration plans. Additional unanticipated costs also may be incurred while the merger is pending and for a period thereafter for the integration of the two companies’ businesses. Although Quad/Graphics and LSC expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow the companies to offset integration-related costs over time, this net benefit may not be achieved in the near-term, or at all. Certain of these costs will be borne by each of Quad/Graphics and LSC even if the merger is not consummated

Lawsuits have been filed against LSC, the LSC board of directors, Quad/Graphics and merger sub challenging the adequacy or completeness of the disclosures made in the initial version of the joint proxy/prospectus filed in connection with the merger on December 11, 2018, and other lawsuits may be filed against LSC, Quad/Graphics and/or their respective boards challenging the merger. An adverse ruling in any such lawsuit may prevent the merger from being consummated.

Three substantially similar actions were filed by an alleged LSC stockholder against some or all of LSC, the directors of LSC, Quad/Graphics and merger sub in the U.S. District Court for the Northern District of Illinois, the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of Delaware challenging the adequacy or completeness of the disclosures to LSC stockholders made in the initial version of the joint proxy statement/prospectus filed on December 11, 2018 regarding the merger. Among other remedies, the plaintiffs seek to enjoin the merger until additional information relating to the merger is disclosed.

Additional lawsuits arising out of the merger may be filed in the future. See the section entitled “The Merger—Transaction Litigation” in the Merger Proxy for more information about litigation related to the merger that has been commenced. There can be no assurance that any of the defendants will be successful in the outcome of the pending or any potential future lawsuits. A preliminary injunction could delay or jeopardize the consummation of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin the consummation of the merger.

LSC and/or Quad/Graphics may be targets of further securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the merger from being consummated.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgement could result in monetary damages, which could have a negative impact on Quad/Graphics’ and LSC’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the merger, then that injunction may delay or prevent the merger from being consummated, which may adversely affect Quad/Graphics’ and LSC’s respective business, financial position and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments from the SEC staff regarding its periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES

The Company’s principal executive office is currently located in leased office space at 191 N. Wacker Drive, Suite 1400, Chicago, IL 60606.  The Company operates or owns the following:

•	108 leased or owned locations in approximately 30 states in the U.S., which encompass approximately 26 million square feet, of which 41 are production facilities.
o	Approximately 9 million square feet of space is leased, comprised of 73 U.S. locations.
o	Approximately 17 million square feet of space is owned in 35 locations in the U.S.
•	10 international locations in 2 countries which encompass approximately 2 million square feet, of which 6 are manufacturing facilities.
o	Approximately 1 million square feet of space is leased, comprised of 5 international locations.
o	Approximately 1 million square feet of space is owned in 5 international locations.
o	6 of our international locations service our Office Products segment.
o	3 of our international locations service our Mexico segment, which is included in the Other grouping.
o	1 of our international locations services our Book segment.
o	In Mexico, the Company has 6 production facilities.

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

For a discussion of certain litigation involving the Company, including litigation associated with the merger, refer to Note 11, Commitments and Contingencies, to the consolidated and combined financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF LSC COMMUNICATIONS, INC.

Name, Age and
Positions with the Company	Business Experience
Thomas J. Quinlan, III 56, President, Chief Executive Officer and Chairman of the Board of Directors

Served as Chairman of the Board and Chief Executive Officer since October 2016. Prior to this, served as RRD’s President and Chief Executive Officer since April 2007 and from 2004 in various other positions, including Group President, Chief Financial Officer since April 2006 and Executive Vice President, Operations since February 2004.

Suzanne S. Bettman 54, Chief Administrative Officer and General Counsel

Served as Chief Administrative Officer and General Counsel since October 2016. Prior to this, served as RRD’s Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since January 2007 and as its Senior Vice President, General Counsel since March 2004.

Andrew B. Coxhead 50, Chief Financial Officer

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

Kent A. Hansen 47, Chief Accounting Officer and Controller

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

Richard T. Lane 62, Chief Strategy and Supply Chain Officer

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

Stockholders

As of February 15, 2019, there were 4,500 stockholders of record of the Company’s common stock.

Dividends

The Credit Agreement generally allows annual dividend payments of up to $50 million in aggregate, though additional dividends may be allowed subject to certain conditions.  The timing, declaration, amount and payment of any future dividends to the Company’s stockholders falls within the discretion of the Company’s Board of Directors.  The Company declared and paid quarterly dividends of $0.26 per common share totaling $35 million during the year ended December 31, 2018. On January 17, 2019, the Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on March 4, 2019 to stockholders of record on February 15, 2019.  For more information on the Credit Agreement, refer to the Credit Agreement referenced as an exhibit to this annual report on Form 10-K.

Issuer Purchases of Equity Securities

Total Number
			of Shares Purchased	Dollar Value of Shares
	Total Number		as Part of	that May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased (a)	Paid per Share	Plans or Programs	Plans or Programs
October 1, 2018 - October 31, 2018	54,044	$10.57	—	$—
November 1, 2018 - November 30, 2018	—	—	—	$—
December 1, 2018 - December 31, 2018	—	—	—	$—
Total	54,044	$—	—

(a)	Shares withheld for tax liability upon vesting of equity awards

Equity Compensation Plans

For information regarding equity compensation plans, refer to Item 12 of Part III of this annual report on Form 10-K.

Peer Performance Table

The graph below compares the cumulative total stockholder return on the Company’s common stock from October 3, 2016, when regular way trading in the Company’s common stock commenced on the NYSE, through December 31, 2018, with the comparable cumulative return of the S&P SmallCap 600 index and a selected peer group of companies. The comparison assumes all dividends have been reinvested, and an initial investment of $100 on October 3, 2016. The returns of each company in the peer group have been weighted to reflect their market capitalizations. The Company itself has been excluded, and its contributions to the S&P SmallCap 600 index have been subtracted out.  The peer group was determined by the Company's senior management team as a group of companies within the printing, publishing, and office products industries that most closely align with the Company’s business model.

Indexed Returns
	Base	Quarter Ending
Period
Company / Index	10/3/16	12/31/2016	12/31/2017	12/31/2018
LSC Communications, Inc.	100	105.22	56.58	28.61
S&P SmallCap 600 Index	100	111.52	126.28	115.57
Peer Group	100	103.39	102.82	71.81

Below are the specific companies included in the peer group.

Peer Group
ACCO Brands Corp	Meredith Corp
Deluxe Corp	Office Depot, Inc.
Houghton Mifflin Harcourt Co	Quad/Graphics, Inc.
InnerWorkings, Inc.	R.R. Donnelley & Sons Co
John Wiley & Sons Inc.	Scholastic Corp
McClatchy Co

ITEM 6. SELECTED FINANCIAL DATA

	in millions, except per share data
	2018	2017	2016	2015	2014
Net sales	$3,826	$3,603	$3,654	$3,743	$3,853
Net (loss) income	(23)	(57)	106	74	58
Net (loss) earnings per basic share (a)	(0.67)	(1.69)	3.25	2.27	1.79
Net (loss) earnings per diluted share (a)	(0.67)	(1.69)	3.23	2.27	1.79
Total assets	1,754	2,014	1,952	2,011	1,869
Long-term debt	659	699	742	3	—
Cash dividends per common share	1.04	1.00	0.25	—	—

Reflects results of acquired businesses from the relevant acquisition dates. Refer to Note 3, Business Combinations and Disposition, to the consolidated and combined financial statements for information on acquisitions.

The Company adopted Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”, or the “standard”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.  The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for years prior to 2018 were prepared and continue to be reported under the guidance of ASC 605, Revenue Recognition, which is also referred to herein as "previous guidance."

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

Includes the following significant items:

•

2018: Pre-tax restructuring, impairment and other charges of $35 million ($27 million after-tax); pre-tax charge of $3 million ($2 million after-tax) for purchase accounting inventory step-up adjustments and changes to purchase price allocations related to prior acquisitions; pre-tax charge of $10 million ($8 million after-tax) for acquisition, merger and disposition-related expenses; and a $25 million non-cash charge recorded primarily for the write-off of a deferred tax asset associated with the disposition of the Company's European printing business.

•

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

•

2014: Pre-tax restructuring, impairment and other charges of $132 million ($100 million after-tax); pre-tax gain on bargain purchase of $9 million ($9 million after-tax) related to the acquisition of Esselte Corporation (“Esselte”); pre-tax charges of $2 million ($1 million after-tax) for inventory purchase accounting adjustments for Esselte; and pre-tax charges of $2 million ($1 million after-tax) for acquisition-related expenses.

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

Merger Agreement

On October 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quad/Graphics, Inc. (“Quad/Graphics”), and QLC Merger Sub, Inc., a direct, wholly-owned subsidiary of Quad/Graphics (“Merger Sub”).  Pursuant to the Merger Agreement, subject to the terms and conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.  Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time, will be converted into the right to receive 0.625 shares of class A common stock of Quad/Graphics, without interest and subject to adjustment as provided in the Merger Agreement.

The Company and Quad/Graphics have made customary representations, warranties and covenants in the Merger Agreement.  Subject to certain exceptions outlined in the Merger Agreement, the Company has agreed to covenants relating to the Company’s business during the period between the execution of the Merger Agreement and the consummation of the Merger, including restrictions on its ability to issue any shares of its capital stock, repurchase any shares of its capital stock and incurring additional indebtedness outside the ordinary course of business.  The Merger Agreement allows the Company to continue paying a regular quarterly dividend up to $0.26 per share.

On October 30, 2018, concurrently with the execution of the Merger Agreement, the Company and the trustees (the “Trustees”) under the Amended and Restated Voting Trust Agreement, dated as of June 25, 2010, pursuant to which certain shares of capital stock of Quad/Graphics are held by the Quad/Graphics, Inc. Voting Trust (the “Voting Trust”), entered into a voting and support agreement (the “Voting Agreement”).  Pursuant to the Voting Agreement, the Trustees will vote all of the shares of Quad/Graphics held by the Voting Trust, which they have, directly or indirectly, the right to vote or direct the voting thereof, in favor of the issuance of class A shares of Quad/Graphics common stock in the Merger, and against any alternative acquisition proposal involving Quad/Graphics or other action that would reasonably be expected to breach the obligations of Quad/Graphics under the Merger Agreement or the Trustees under the Voting Agreement, or otherwise reasonably be expected to delay or adversely affect the Merger or the other transactions contemplated by the Merger Agreement.

The Company and Quad/Graphics filed notification and report forms in connection with the transactions contemplated by the Merger Agreement with the U.S. Department of Justice (the “DOJ”) and the U.S. Federal Trade Commission pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”) on November 13, 2018. On December 13, 2018, the Company and Quad/Graphics each received a request for additional information and documentary material (the “Second Request”) from the DOJ in connection with the DOJ’s review of the transactions contemplated by the Merger Agreement.

Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both the Company and Quad/Graphics have substantially complied with the Second Request or such later time as the parties may agree with the DOJ, unless the waiting period is terminated earlier by the DOJ. The Company continues to expect the Merger to be consummated in mid-2019.

Consummation of the Merger remains subject to the adoption of the Merger Agreement by the Company stockholders, the approval by Quad/Graphics shareholders of the issuance of Quad/Graphics shares as contemplated by the Merger Agreement, the expiration of the waiting period under the HSR Act and other required regulatory approvals, and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.

Segment Information

During the third quarter of 2018, the Company realigned the reportable segments and reporting units to reflect its evolution since its separation from RRD in 2016, as well as changes from recent acquisition and disposal activity.  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

OUTLOOK

Vision and Strategy

The Company works with its customers to offer a broad scope of print and print-related capabilities and manage their full range of communication needs. The Company is focused on enhancing its strong customer relationships by expanding to a broader range of offerings. The Company will focus on further expanding its supply chain offerings and driving growth in core and related businesses. The Company will continue to seek opportunities to grow by utilizing core capabilities to expand print and print-related products and services, grow core businesses, strategically increase our geographic coverage, and focus on the expansion of the office products brands. For instance, our end-to-end supply chain services offerings combine print, warehousing, fulfillment and supply chain management into a single workflow designed to increase speed to the market and improve efficiencies across the distribution process.  Ongoing investments via organic growth and strategic acquisition in our digital print technology will be an integral part of supporting growth across the Magazines, Catalogs and Logistics and Book segments.  Further, other innovative offerings and investments such as co-mailing services and logistics solutions help catalogers and magazine publishers reduce their overall cost of producing and distributing their product as postage expense often accounts for approximately half of these publishers’ costs to produce and deliver a catalog or magazine. We have also developed and deployed technologies to help book clients reduce the incidence of book piracy. We have also begun offering end-to-end fulfillment of subscription boxes to address client demand, which we believe will provide additional opportunity for us.

Management believes productivity improvement and cost reduction are critical to the Company’s continued competitiveness, and the flexibility of its platform enhances the value the Company delivers to its customers. Our plant rationalization process has resulted in the closure of several facilities in recent years, which we believe has allowed us to realize meaningful cost savings.  These cost savings primarily arise from facility related costs, such as overhead, employee costs and selling, general and administrative expenses. The Company continues to implement strategic initiatives across all platforms to reduce its overall cost structure, focus on safety initiatives and enhance productivity, including restructuring, consolidation, reorganization and integration of operations and streamlining of administrative and support activities.

The Company seeks to deploy its capital using a balanced and disciplined approach in order to ensure financial flexibility and provide returns to stockholders. Priorities for capital deployment, over time, include principal and interest payments on debt obligations, distributions to stockholders, targeted acquisitions and capital expenditures. The Company believes that a strong financial condition is important to customers focused on establishing or growing long-term relationships. The Company also expects to make targeted acquisitions that extend its capabilities, drive cost savings and reduce future capital spending needs.  We believe these acquisitions may also allow us to achieve synergies.  Subject to certain exceptions outlined in the Merger Agreement, the Company has agreed to covenants relating to the Company’s business during the period between the execution of the Merger Agreement and the consummation of the Merger, including restrictions on its ability to issue any shares of its capital stock, repurchase any shares of its capital stock, make acquisitions, and incur additional indebtedness outside the ordinary course of business.  The Merger Agreement allows the Company to continue paying a regular quarterly dividend up to $0.26 per share.

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

During late 2018 and early 2019, the Company performed a comprehensive review of the Company’s entire operations to identify new revenue opportunities and cost savings.  This review covered substantially all aspects of the Company – both operational and support functions – and involved key personnel from throughout the organization.  The resulting revenue opportunities and cost savings initiatives were approved by senior management in the first quarter of 2019 and are expected to be implemented over the next three years.  While the Company expects to realize the benefits beginning in 2019 and at various points over the next three years, management also anticipates incurring certain one-time expenses, which may be significant, during 2019 relating to the review and implementation of the identified initiatives.

2019 Outlook

The Company’s 2019 Outlook is prepared on the assumption that the Merger with Quad/Graphics has not been consummated.  This 2019 Outlook does not reflect any changes to the business that may occur as a result of consummation of the Merger.

In 2019, the Company expects overall net sales to decrease as compared to 2018 driven by the dispositions of our European Printing business and retail offset print facilities in 2018, continuing volume declines in magazines catalogs and office products and price pressures in magazines and catalogs.  In the magazines, catalogs and logistics segment, the Company expects an organic net sales decline driven by the ongoing shift in advertiser spend from print to electronic media and declines in circulation and page counts.  For the book reporting unit, the Company expects overall net sales to be consistent with 2018 levels as growth in volume for elementary and secondary education materials is largely offset by volume declines in college and religious books.  Office Products net sales are expected to decrease in 2019 as compared to 2018 as a result of volume declines driven by continuing secular decline, partially offset by the impact of price increases.

While cost inflation driven primarily by tight labor market conditions will continue to pressure operating margins during 2019, the Company also expect to realize significant cost savings from integration of recent acquisitions, restructuring initiatives, and ongoing productivity efforts. The Company has initiated several restructuring actions during 2018 and early in 2019 to further reduce the Company’s overall cost structure. These restructuring actions included the closure of two manufacturing facilities in the Magazine, Catalog and Logistics segment.  These cost reduction actions are expected to have a positive impact on operating earnings in 2019 and in future years. In addition, the Company expects to realize other cost reduction opportunities through its ongoing focus on productivity improvement, including initiatives identified as part of management’s comprehensive review of operations performed in 2018 and early 2019.  The Company’s cost reduction initiatives may result in significant additional restructuring charges. These restructuring actions will be funded by cash generated from operations and cash on hand or, if necessary, by utilizing the Company’s credit facilities.

Cash flows from operations in 2019 are expected to be slightly below those of 2018, primarily due to the impact of significant working capital reductions achieved in 2018.  The Company expects capital expenditures to be in the range of $75 million to $85 million in 2019.  Capital expenditures are expected to be primarily directed towards increased automation and productivity, equipment to enable cost reduction through facility closures, and growth opportunities driven mainly by specific customer needs.

The Company’s net pension liability was $137 million as of December 31, 2018, as reported on the Company’s consolidated balance sheet and further described in Note 14, Retirement Plans, to the consolidated and combined financial statements. Governmental regulations for measuring pension plan funded status differ from those required under accounting principles generally accepted in the United States of America (“GAAP”) for financial statement preparation.  Based on the plans’ regulatory funded status, there are no required contributions for the Company’s U.S. Qualified Plan in 2019.  The Company does expect to make approximately $6 million of pension contributions in 2019, primarily for its non-qualified plan.

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations by purchasing a group annuity contract for certain retirees and beneficiaries from a third-party insurance company. As a result, the Company’s pension assets and liabilities are required to be remeasured as of the settlement date.  As of the remeasurement date, the reduction in the reported pension obligation for the participants under the annuity contract was approximately $477 million and the reduction in plan assets was approximately $466 million.  The Company expects to record a non-cash settlement charge in the range of approximately $130 million to $140 million in the first quarter of 2019.  This charge results from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.  The settlement accounting is expected be completed in the first quarter of 2019.  In 2019, the Company expects annual non-cash net pension income to decrease by approximately $13 million, to $35 million, due to the reduction in pension trust assets related to the transaction combined with a lower expected return on plan assets due to a change in asset allocation as part of the Company’s pension de-risking strategy.

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

Revenue Recognition

As previously mentioned, the Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.  The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for years prior to 2018 were prepared and continue to be reported under the previous guidance.

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

The timing of revenue recognition, billings and cash collections results in accounts receivable and unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet.  Revenue recognition generally coincides with the Company’s contractual right to consideration and the issuance of invoices to customers.  Depending on the nature of the performance obligation and arrangements with customers, the timing of the issuance of invoices may result in contract assets or contract liabilities.  Contract assets related to unbilled receivables are recognized for satisfied performance obligations for which the Company cannot yet issue an invoice.  Contract liabilities result from advances or deposits from customers on performance obligations not yet satisfied.

Because the majority of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer returns at the time of sale.

Refer to Note 4, Revenue Recognition, to the consolidated and combined financial statements for information related to new standard.

Goodwill and Other Long-Lived Assets

Goodwill – Overview

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Based on its current organization structure as of December 31, 2018, the Company has identified seven reporting units for which cash flows are determinable and to which goodwill may be allocated. Goodwill is assigned to a specific reporting unit, depending on the nature of the underlying acquisition.

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

Goodwill - Logistics, Book and Office Products Reporting Units

As of October 31, 2018, only three reporting units had goodwill: logistics, Book and Office Products.  The goodwill balances as of October 31, 2018 for the logistics, Book and Office Products reporting units were $24 million, $51 million and $31 million, respectively.  The goodwill balance in logistics resulted from the Company’s acquisition of Print Logistics on July 2, 2018.

For the logistics, Book and Office Products reporting units, management assessed goodwill impairment risk by first performing a qualitative review of entity specific, industry, market and general economic factors for each reporting unit. For Book and Office Products, the Company was not able to conclude that it is more likely than not that the fair values of our reporting units are greater than their carrying values, and therefore, a one-step method for determining goodwill impairment was applied as of October 31, 2018. The Company compared the estimated fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of a reporting unit exceeds its fair value, the goodwill is considered impaired and a full or partial write-off of goodwill would be required.

The fair value determinations included estimating the fair value of each reporting unit using both the income and market approaches. The income approach requires management to estimate a number of factors for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, discount rates and the allocation of shared or corporate items. The market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighted both the income and market approach equally to estimate the concluded fair value of each reporting unit.

The determination of fair value and the allocation of that value to individual assets and liabilities requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures. As part of its impairment test for these reporting units, the Company engaged a third-party valuation firm to assist in the Company’s determination of certain assumptions used to estimate fair values.

As a result of the 2018 annual impairment tests for Book and Office Products, the Company did not recognize any goodwill impairment charges as the estimated fair values of the reporting units exceeded their respective carrying values.

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

One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit “passed” (fair value exceeds the carrying value) or “failed” (the carrying value exceeds fair value) the goodwill impairment test.  Book and Office Products passed with fair values that exceeded their carrying values by 15.9% and 13.6%, respectively.

Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit.  The estimated discount rate for the Book and Office Products reporting units was 11.0% and 10.5%, respectively, as of October 31, 2018.  A 1.0% increase in estimated discount rates would not have resulted in book or Office Products failing the goodwill impairment test.  The Company believes that its estimates of future cash flows and discount rates are reasonable, but future changes in the underlying assumptions could differ due to the inherent uncertainty in making such estimates. Additionally, further price deterioration or lower volume could have a significant impact on the fair values of the reporting units.

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

The Company recognized impairment charges of $3 million during the year ended December 31, 2018 related to machinery and equipment.

Pension

The Company is the sole sponsor of certain defined benefit plans, which have been reflected in the consolidated balance sheets at December 31, 2018 and 2017.   The Company records annual income and expense amounts relating to its pension plans based on calculations that include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effects of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into investment and other (income)-net over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

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

The weighted-average discount rates used to determine the net benefit obligations for all pension benefit plans were 4.4% and 3.7% at December 31, 2018 and 2017, respectively.

A one-percentage point change in the discount rates at December 31, 2018 would have the following effects on the accumulated benefit obligation and projected benefit obligation for all pension benefit plans:

	1% Increase			1% Decrease
	(in millions)
	Qualified	Non- Qualified & International	Total	Qualified	Non- Qualified & International	Total
Accumulated benefit obligation	$(243)	$(8)	$(251)	$294	$9	$303
Projected benefit obligation	(243)	(8)	(251)	294	10	304

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

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the U.S. Qualified Plan was approximately 40.0% for return seeking investments and approximately 60.0% for hedging investments. The expected long-term rate of return on plan assets assumption used to calculate net pension plan expense in 2018 was 6.75% for the Company’s U.S. Qualified pension plan. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension plan expense in 2019 is 6.50% for the Company’s U.S. Qualified pension plan.

A 0.25% change in the expected long-term rate of return on plan assets at December 31, 2018 would have the following effects on 2018 and 2019 pension plan (income)/expense in the Company’s pension benefit plans:

	0.25% Increase	0.25% Decrease
	in millions
2018	$(6)	$6
2019	(6)	6

The amounts for the year ended December 31, 2019 in the table above exclude the impact of the partial settlement described in the 2019 Outlook section above.

Accounting for Income Taxes

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, management has provided a valuation allowance to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded. As of December 31, 2018 and 2017, valuation allowances of $11 million and $115 million, respectively, were recorded in the Company’s consolidated balance sheets.

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company recognizes a tax position in its financial statements when it is more likely than not (a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s consolidated financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.

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

Refer to Note 15, Income Taxes, for discussion on the impact of the Tax Act.

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

Restructuring

The Company records restructuring charges when liabilities are incurred as part of a plan approved by management with the appropriate level of authority for the elimination of duplicative functions, the closure of facilities, or the exit of a line of business, generally in order to reduce the Company’s overall cost structure. Total restructuring charges were $28 million and $37 million for the years ended December 31, 2018 and 2017, respectively.

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

Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable, which is reviewed for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s collection experience. The allowance for doubtful accounts receivable was $14 million and $11 million at December 31, 2018 and 2017, respectively. The Company’s estimates of the recoverability of accounts receivable could change, and additional changes to the allowance could be necessary in the future if any major customer’s creditworthiness deteriorates or actual defaults are higher than the Company’s historical experience.

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

Results of Operations for the Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

The following table shows the results of operations for the year ended December 31, 2018 and 2017, which reflects the results of acquired businesses from the relevant acquisition dates:

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Net sales	$3,826	$3,603	$223	6.2%
Cost of sales	3,283	3,026	257	8.5%
Cost of sales as a % of net sales	85.8%	84.0%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	328	307	21	6.8%
Selling, general and administrative expenses as a % of net sales	8.6%	8.5%
Restructuring, impairment and other charges-net	35	129	(94)	(72.9%)
Depreciation and amortization	138	160	(22)	(13.8%)
Income (loss) from operations	$42	$(19)	$61	(321.1%)

Consolidated Results

Net sales for the year ended December 31, 2018 were $3,826 million, an increase of $223 million or 6.2% compared to the year ended December 31, 2017.  Net sales were impacted by:

•

Increases due to the acquisitions of Print Logistics in 2018, and Clark Group, CREEL, Publishers Press, LLC, and Fairrington in 2017 (together with Print Logistics the “MCL acquired companies”), and Quality Park and NECI in 2017 (the “Office Products acquired companies”), higher sales in outsourced print procurement and management services, and a $10 million increase in pass-through paper sales;

•	Partially offset by the dispositions of the Company’s European printing business and retail offset printing facilities, and lower volume; and
•	A $10 million, or 0.3%, increase due to changes in foreign exchange rates, primarily in Polish zloty.

On a pro forma basis, the Company’s net sales for the year ended December 31, 2018 decreased by approximately $203 million or 4.9% compared to the year ended December 31, 2017 (refer to Note 3, Business Combinations and Disposition, to the consolidated and combined financial statements).

Total cost of sales increased $257 million, or 8.5%, for the year ended December 31, 2018 compared to the year ended December 31, 2017, including a $10 million, or 0.3%, increase due to changes in foreign exchange rates, primarily due to costs incurred by the acquired companies, increased costs of raw materials, increased labor costs and the negative impact on productivity related to workforce turnover, and mix of volume.  The increase was partially offset by a gain related to the sale of assets and the disposition of the European printing business and retail offset printing facilities.

Selling, general and administrative expenses increased $21 million, or 6.8%, to $328 million for the year ended December 31, 2018, primarily driven by expenses incurred by the acquired companies and higher acquisition and merger-related expenses, partially offset by lower separation-related expenses.  As a percentage of net sales, selling, general and administrative remained increased from 8.5% for the year ended December 31, 2017 to 8.6% for the year ended December 31, 2018.

For the year ended December 31, 2018, the Company recorded restructuring, impairment and other charges of $35 million.  The charges included:

•

Employee-related charges of $14 million for an aggregate of 811 employees, of whom 282 were terminated as of or prior to December 31, 2018, primarily related to two facility closures in the Magazines, Catalogs and Logistics segment, one facility closure in the Office Products segment and the reorganization of certain business units and corporate functions.

•

Other restructuring charges of $14 million primarily due to charges related to facility costs, a loss related to the Company's disposition of its retail offset printing facilities and pension withdrawal obligations related to facility closures;

•	$3 million to recognize impairment charges primarily related to machinery and equipment associated with facility closings in the Magazines, Catalogs and Logistics segment; and
•	$3 million to recognize the impairment of certain acquired indefinite-lived tradenames intangible assets in the Office Products segment.
•

The charges above were partially offset by a reduction of $1 million of goodwill impairment charges as a result of a $1 million adjustment of previously recorded goodwill associated with the 2017 acquisitions.

For the year ended December 31, 2017, the Company recorded restructuring, impairment and other charges of $129 million.  The charges included:

•

$68 million to recognize the impairment of goodwill in the Magazines, Catalogs and Logistics segment and $5 million in the Other grouping.  Given the historical valuations of the Company’s former magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the reporting unit due to the recent acquisitions, the Company determined it necessary to perform interim goodwill impairment reviews on this former reporting unit during the year ended December 31, 2017.  Refer to Note 12, Restructuring, Impairment and Other Charges, for more information;

•	$8 million to recognize the impairment of intangibles in the Book and Office Products segments;
•

$7 million to recognize the impairment of machinery and equipment.  The impairment was primarily recorded in the magazines and catalogs reporting unit, which is included in the Magazines, Catalogs and Logistics segment;

•	Other restructuring charges of $24 million, primarily related to the exit from certain operations and facilities, as well as charges incurred as a result of a terminated supplier contract;
•

$13 million for employee termination costs for an aggregate of 776 employees, substantially all of whom were terminated as of or prior to December 31, 2018, primarily related to three facility closures in the Book segment, one facility closure in the Magazines, Catalogs and Logistics segment and the reorganization of certain business units; and

•	Other charges of $4 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

Depreciation and amortization decreased $22 million to $138 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to decreased capital spending in recent years compared to historical levels, partially offset by depreciation and amortization incurred by the MCL and Office Products acquired companies.

	2018	2017	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$80	$72	$8	11.1%
Investment and other (income)-net	(48)	(47)	(1)	2.1%

The Company recorded net interest expense of $80 million and $72 million for the years ended December 31, 2018 and 2017, respectively.  The increase was primarily due to due to increased borrowings on the Company’s $400 million senior secured revolving credit facility (the “Revolving Credit Facility”).  Refer to Note 12, Debt, to the consolidated and combined financial statements.  Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.

	2018	2017	$ Change
	(in millions, except percentages)
Net income (loss) before income taxes	$10	$(44)	$54
Income tax expense	33	13	20
Effective income tax rate	319.4%	(30.5%)

The effective income tax rate was 319.4% for the year ended December 31, 2018 and reflects a $25 million non-cash tax provision related to the disposition of the Company’s European printing business.

The effective income tax rate for the year ended December 31, 2017 was (30.5%).  In connection with our initial analysis of the impact of the Tax Act, the Company recorded a provisional net tax expense of $24 million in the year ended December 31, 2017.  This amount consists of a provisional expense of $16 million for the one-time transition tax, as a result of deemed repatriation of the Company’s foreign earnings, and a net provisional expense of $8 million for the remeasurement of deferred taxes associated with the reduced U.S. federal corporate tax rate from 35.0% to 21.0%.  The 2017 effective income tax rate was also impacted by the non-deductible goodwill impairment charges.

Refer to Note 15, Income Taxes, for information regarding the Tax Act.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.

Magazines, Catalogs and Logistics

	2018	2017	Change
	(in millions, except percentages)
Net sales	$1,767	$1,583	$184
(Loss) from operations	(31)	(73)	42
Operating margin	(1.8%)	(4.6%)	280 bps
Restructuring, impairment and other charges-net	20	86	(66)
Purchase accounting inventory adjustments	—	1	(1)

Net sales for the Magazines, Catalogs and Logistics segment for the year ended December 31, 2018 were $1,767 million, an increase of $184 million, or 11.6%, compared to 2017.  Net sales increased primarily due to the MCL acquired companies, higher sales in co-mail and premedia and a $13 million increase in pass-through paper sales, partially offset by the disposition of the Company’s retail offset printing facilities, lower volume in catalogs and magazines, and price pressures.

The decrease in Magazines, Catalogs and Logistics segment loss from operations and change in operating margins was primarily due to lower restructuring, impairment and other charges, and a gain related to the sale of assets, partially offset by cost increases as a result of the labor market conditions and price pressures.

Book

	2018	2017	Change
	(in millions, except percentages)
Net sales	$1,055	$1,022	$33
Income from operations	58	62	(4)
Operating margin	5.5%	6.1%	(60 bps)
Restructuring, impairment and other charges-net	6	15	(9)

Net sales for the Book segment for the year ended December 31, 2018 were $1,055 million, an increase of $33 million, or 3.2%, compared to 2017, largely as a result of higher volume in educational books, higher volume in digital products and increased fulfillment services, and a $10 million increase in pass-through paper sales, partially offset by price pressures.

Book segment income from operations and operating margins decreased for the year ended December 31, 2018 compared to 2017 due to cost increases as a result of the labor market conditions, price declines, mix of volume, and a gain on the sales of assets recorded in 2017.

Office Products

	2018	2017	Change
	(in millions, except percentages)
Net sales	$562	$495	$67
Income from operations	40	42	(2)
Operating margin	7.1%	8.5%	(140 bps)
Restructuring, impairment and other charges-net	6	4	2
Purchase accounting adjustments	1	1	—

Net sales for the Office Products segment for the year ended December 31, 2018 were $562 million, an increase of $67 million, or 13.5%, compared to 2017, largely as a result of the Office Products acquired companies and pass-through price increases, partially offset by lower volume in filing and notetaking products.

The decrease in income from operations and operating margin was primarily due to increased costs of raw materials, primarily in paper, and in freight, as well as mix of volume, partially offset by synergies realized from the integration of the Office Products acquired companies.

Other

	2018	2017	Change
	(in millions, except percentages)
Net sales	$444	$503	$(59)
Income from operations	26	28	(2)
Operating margin	5.9%	5.6%	30 bps
Restructuring, impairment and other charges-net	1	7	(6)

Net sales for the Other grouping for the year ended December 31, 2018 were $444 million, a decrease of $59 million, or 11.7%, compared to 2017, largely as a result of the Company’s disposition of its European printing business on September 28, 2018, lower directories volume and a $13 million decrease in pass-through paper sales, partially offset by higher sales in outsourced print procurement and management services and a $10 million increase due to changes in foreign exchange rates primarily for Polish Zloty.

The decrease in income from operations was primarily due to price pressures and a gain on the sale of assets recorded in 2017, partially offset by productivity and cost control initiatives, which helped to improve the operating margin compared to 2017.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	2018	2017	Change
	(in millions, except percentages)
Total operating expenses	$51	$78	$(27)
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	2	17	(15)
Share-based compensation expenses	12	13	(1)
Acquisition, merger and disposition-related expenses	10	5	5
LIFO (benefit)	(5)	(1)	(4)
Separation-related expenses	—	4	(4)

Corporate operating expenses for the year ended December 31, 2018 were $51 million, compared to $78 million during the year ended December 31, 2017.  The most significant charges are shown above and were partially offset by reductions in other corporate expenses.

Results of Operations for the Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

The following table shows the results of operations for the year ended December 31, 2017 and 2016, which reflects the results of acquired businesses from the relevant acquisition dates:

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Net sales	$3,603	$3,654	$(51)	(1.4%)
Cost of sales	3,026	3,031	(5)	(0.2%)
Cost of sales as a % of net sales	84.0%	83.0%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	307	304	3	1.0%
Selling, general and administrative expenses as a % of net sales	8.5%	8.3%
Restructuring, impairment and other charges-net	129	18	111	616.7%
Depreciation and amortization	160	171	(11)	(6.4%)
(Loss)income from operations	$(19)	$130	$(149)	(114.6%)

Consolidated and Combined Results

Net sales for the year ended December 31, 2017 were $3,603 million, a decrease of $51 million, or 1.4%, compared to the year ended December 31, 2016.  Net sales were impacted by:

•	Decreases resulting from lower volume, pricing pressures and a $28 million decrease in pass-through paper sales;
•

Increases due to the acquisitions of Clark Group, CREEL, Publishers Press, LLC, Fairrington, and HudsonYards in 2017 (the “MCL acquisitions”) and Continuum in 2016, and the acquisitions of Quality Park and NECI in 2017 (together with the MCL acquisitions and Continuum the “acquired companies”); and

•	A $10 million, or 0.3%, increase due to changes in foreign exchange rates, primarily in Polish zloty.

On a pro forma basis, the Company’s net sales for the year ended December 31, 2017 decreased by approximately $294 million, or 6.9%, compared to the year ended December 31, 2016.

Total cost of sales decreased $5 million, or 0.2%, for the year ended December 31, 2017 compared to the year ended December 31, 2016, including a $10 million, or 0.3%, increase due to changes in foreign exchange rates.  Cost of sales also decreased due to lower volume, a decline in paper pass-through sales and gains from the sales of assets.  This was partially offset by cost of sales incurred by the acquired companies and higher purchase accounting inventory adjustments.

Selling, general and administrative expenses increased $3 million, or 1.0%, to $307 million for the year ended December 31, 2017, primarily driven by increases in costs to operate as an independent public company due to the separation, expenses incurred by the acquired companies and higher acquisition-related expenses of $5 million.  The increase in selling, general and administrative expenses was partially offset by lower selling expense.

As a percentage of net sales, selling, general and administrative expenses increased from 8.3% for the year ended December 31, 2016 to 8.5% for the year ended December 31, 2017 primarily due to lower sales and increases in costs to operate as an independent public company due to the separation.

For the year ended December 31, 2017, the Company recorded restructuring, impairment and other charges of $129 million.  The charges included:

•

$68 million to recognize the impairment of goodwill in the Magazines, Catalogs and Logistics segment and $5 million in the Other grouping.  Given the historical valuations of the Company’s former magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the reporting unit due to the recent acquisitions, the Company determined it necessary to perform interim goodwill impairment reviews on this former reporting unit during the year ended December 31, 2017.  Refer to Note 9, Restructuring, Impairment and Other Charges, for more information;

•	$8 million to recognize the impairment of intangibles in the Book and Office Products segments;

•

$7 million to recognize the impairment of machinery and equipment.  The impairment was primarily recorded in the magazines and catalogs reporting unit, which is included in the Magazines, Catalogs and Logistics segment;

•	Other restructuring charges of $24 million, primarily related to the exit from certain operations and facilities, as well as charges incurred as a result of a terminated supplier contract;
•

$13 million for employee termination costs for an aggregate of 776 employees, of whom 459 were terminated as of or prior to December 31, 2017, primarily related to three facility closures in the Book segment, one facility closure in the Magazines, Catalogs and Logistics segment and the reorganization of certain business units; and

•	Other charges of $4 million for multi-employer pension plan withdrawal obligations unrelated to facility closures.

 For the year ended December 31, 2016, the Company recorded restructuring, impairment and other charges of $18 million.  The charges included:

•

Net restructuring charges of $8 million for employee termination costs for an aggregate of 222 employees, substantially all of whom were terminated as of or prior to December 31, 2017, primarily related to one facility closure in the Other grouping, the expected closure of another facility in the first quarter of 2017 in the Magazines, Catalogs and Logistics segment and the reorganization of certain operations;

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

(Loss) income from operations for the year ended December 31, 2017 decreased by $149 million, or 114.6%, to a loss of $19 million as compared to the year ended December 31, 2016.  The decrease was due to lower volume in the Book and Office Products segments, higher restructuring, impairment and other charges, price pressures, and higher acquisition expenses, partially offset by gains from the sales of assets.

	2017	2016	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$72	$18	$54	300.0%
Investment and other (income)-net	(47)	(45)	(2)	4.4%

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

The effective income tax rate for the year ended December 31, 2017 was (30.5%) compared to 32.5% for the year ended December 31, 2016.  In connection with our initial analysis of the impact of the Tax Act, the Company recorded a provisional net tax expense of $24 million in the year ended December 31, 2017.  This amount consists of a provisional expense of $16 million for the one-time transition tax, as a result of deemed repatriation of the Company’s foreign earnings, and a net provisional expense of $8 million for the remeasurement of deferred taxes associated with the reduced U.S. federal corporate tax rate from 35.0% to 21.0%.  The 2017 effective income tax rate was also impacted by the non-deductible goodwill impairment charges.  Refer to Note 15, Income Taxes, for information regarding the Tax Act.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate. The descriptions of the reporting unit generally reflect the primary products provided by each reporting unit.

Magazines, Catalogs and Logistics

	Years Ended December 31,
	2017	2016
	(in millions, except percentages)
Net sales	$1,583	$1,526
(Loss) income from operations	(73)	28
Operating margin	(4.6%)	1.8%
Restructuring, impairment and other charges-net	86	4
Purchase accounting inventory adjustments	1	—

Net sales for the Magazines, Catalogs and Logistics segment for the year ended December 31, 2017 were $1,583 million, an increase of $57 million, or 3.7%, compared to 2016 primarily as a result of higher volume due to the MCL acquisitions and a $3 million increase in pass-through paper sales, partially offset by price pressures.

Magazines, Catalogs and Logistics segment income from operations decreased by $101 million for the year ended December 31, 2017 primarily due to higher restructuring, impairment and other charges of $82 million, the majority of which related to goodwill impairment recorded in the segment.  Refer to Note 9, Restructuring, Impairment and Other Charges, for more information.  Income from operations also decreased due to price declines.  Operating margins decreased from 1.8% for the year ended December 31, 2016 to (4.6%) for the year ended December 31, 2017 primarily due to higher restructuring, impairment and other charges and price declines.

Book

	Years Ended December 31,
	2017	2016
	(in millions, except percentages)
Net sales	$1,022	$1,097
Income from operations	62	86
Operating margin	6.1%	7.8%
Restructuring, impairment and other charges-net	15	6

Net sales for the Book segment for the year ended December 31, 2017 were $1,022 million, a decrease of $75 million, or 6.8%, compared to 2016 primarily due to lower volume within the educational and religious markets and coloring products, a $21 million decrease in pass-through paper sales, and price pressures, partially offset by higher revenues from digital and supply chain management and fulfillment services.

Book segment income from operations and operating margins decreased for the year ended December 31, 2017 compared to 2016 due to lower volume, higher restructuring, impairment and other charges and price declines, partially offset by gains from the sale of assets.

Office Products

	Years Ended December 31,
	2017	2016
	(in millions, except percentages)
Net sales	$495	$527
Income from operations	42	54
Operating margin	8.5%	10.2%
Restructuring, impairment and other charges-net	4	—
Purchase accounting inventory adjustments	1	—

Net sales for the Office Products segment for the year ended December 31, 2017 were $495 million, a decrease of $32 million, or 6.1%, compared to 2016, due to lower volume, primarily in note-taking products, filing products and binder products, and price pressures.  The decreases were partially offset by the acquisitions of Quality Park and NECI in the fourth and third quarters of 2017, respectively.

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

Other

	Years Ended December 31,
	2017	2016
	(in millions, except percentages)
Net sales	$503	$504
Income from operations	28	27
Operating margin	5.6%	5.4%
Restructuring, impairment and other charges-net	7	5

Net sales for the Other grouping for the year ended were $503 million, a decrease of $1 million, or 0.2%, compared to 2016 primarily due to lower Europe and directories volume, including the impact of certain customer contracts previously managed by European operations that were assigned to RRD entities as of the separation, a $10 million decrease in pass-through paper sales, and price pressures, partially offset by higher volume due to the acquisition of Continuum in the fourth quarter of 2016 and a $10 million increase due to changes in foreign exchange rates, primarily in Polish zloty.

Income from operations and operating margin for the Other grouping increased for the year ended December 31, 2017 compared to 2016 primarily due to the gains from the sale of assets, partially offset by declining prices.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Years Ended December 31,
	2017	2016
	(in millions, except percentages)
Total operating expenses	$78	$65
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	17	3
Separation-related expenses	4	5
Share-based compensation expenses	13	8
Acquisition-related expenses	5	—

Corporate operating expenses for the year ended December 31, 2017 were $78 million, compared to $65 million during the year ended December 31, 2016.  The most significant charges are shown above and were partially offset by reductions in other corporate expenses.  Additionally, the change was also driven by higher costs incurred during the year ended December 31, 2017 as a result of costs to operate as an independent public company.

Prior to the separation from RRD, many of the Corporate operating expenses were based on allocations from RRD, however, the Company has incurred such costs directly after the separation.

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, separation-related expenses, purchase accounting adjustments, acquisition-related expenses, loss on debt extinguishment, and a pension settlement charge.  A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016 is presented in the following table:

	2018	2017	2016
Net (loss) income	$(23)	$(57)	$106
Restructuring, impairment and other charges- net	35	129	18
Acquisition, merger and disposition-related expenses	10	5	—
Purchase accounting adjustments	3	(1)	—
Separation-related expenses	—	4	5
Loss on debt extinguishment	—	3	—
Pension settlement charge	—	—	1
Depreciation and amortization	138	160	171
Interest expense-net	80	72	18
Income tax expense	33	13	51
Non-GAAP adjusted EBITDA	$276	$328	$370

Years Ended December 31, 2018, 2017 and 2016

•	Refer to Results of Operations for information on restructuring, impairment and other charges for the years ended December 31, 2018, 2017 and 2016.
•

Acquisition, merger and disposition-related expenses: The year ended December 31, 2018 included charges of $10 million related to legal, accounting and other expenses associated with completed and contemplated acquisitions and costs associated with the merger and the disposition of the Company’s European printing business.  The year ended December 31, 2017 included charges of $5 million related to legal, accounting and other expenses associated with completed and contemplated acquisitions.

•

Purchase accounting adjustments: The year ended December 31, 2018 included charges of $3 million as a result of purchase accounting inventory step-up adjustments and changes to purchase price allocations related to prior acquisitions. The year ended December 31, 2017 included net (benefit) charges of $(1) million as a result of purchase accounting inventory adjustments and a gain on acquisition.

•

Separation-related expenses: The years ended December 31, 2017 and 2016 included charges of $4 million and $5 million, respectively, for one-time transaction costs associated with becoming a standalone company.

•	Loss on debt extinguishment: The year ended December 31, 2017 included a loss of $3 million related to a partial debt extinguishment. Refer to Note 12, Debt, for more information.
•

Pension settlement charge: The year ended December 31, 2016 included a pension settlement charge of $1 million related to lump-sum pension settlement payments for a pension plan from a company acquired in 2014.

•

Income tax expense: The year ended December 31, 2018 included a $25 million non-cash provision recorded primarily for the write-off of a deferred tax asset associated with the disposition of the Company's European printing business.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to invest in future growth to create value for its stockholders. Operating cash flows and the Revolving Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payments of interest and principal on the Company’s debt obligations, distributions to stockholders that may be approved by the Board of Directors and in accordance with the Merger Agreement, capital expenditures necessary to support productivity improvement and growth, and completion of restructuring programs.

The following sections describe the Company’s cash flows for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Net cash provided by operating activities	$162	$205	$231
Net cash (used in) investing activities	(55)	(278)	(49)
Net cash (used in) provided by financing activities	(116)	6	(187)

Cash flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

2018 compared to 2017

Net cash provided by operating activities was $162 million for the year ended December 31, 2018 compared to $205 million for the same period in 2017.  The decrease in net cash provided by operating activities reflected the timing of supplier payments and an increase in inventory costs as a result of higher paper prices, partially offset by improved cash collections.

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

Cash flows from Investing Activities

2018 compared to 2017

Net cash used in investing activities for the year ended December 31, 2018 was $55 million compared to $278 million for the same period in 2017.  Significant changes are as follows:

•

Cash paid for acquisitions of businesses, net of cash acquired, was impacted by the acquisition of Print Logistics in 2018, several acquisitions in 2017 and purchase price adjustments resulting from finalization of working capital calculations in each period;

•	Proceeds of $47 million for the year ended December 31, 2018 for the disposition of the Company’s European printing business; and
•	Net proceeds from the sales and purchase of investments and other assets of $9 million for the year ended December 31, 2018 compared to $18 million for the year ended December 31, 2017.

2017 compared to 2016

Net cash used in investing activities for the year ended December 31, 2017 was $278 million compared to $49 million for the same period in 2016.  Significant changes are as follows:

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

•

Capital expenditures were $60 million during the year ended December 31, 2017, an increase of $12 million compared to the same period in 2016, primarily due to increased spend on machinery and equipment in the Magazines, Catalogs and Logistics segment and software expenditures in the Corporate segment; and

•	Net proceeds from the sales and purchase of investments and other assets were $18 million during the year ended December 31, 2017, compared to $6 million during the year ended December 31, 2016.

Cash flows from Financing Activities

2018 compared to 2017

Net cash used in financing activities for the year ended December 31, 2018 was $116 million compared to cash provided by financing activities of $6 million for the same period in 2017.  Significant changes are as follows:

•	The Company paid down $50 million of long-term debt and current maturities during the year ended December 31, 2018, compared to $118 million during the year ended December 31, 2017
•

The Company made net payments for credit facility borrowings of $9 million during the year ended December 31, 2018 compared to receiving proceeds of $75 million during the year ended December 31, 2017;

•	The Company paid $20 million to repurchase common stock during the year ended December 31, 2018;
•	There were $65 million of proceeds from issuance of long-term debt during the year ended December 31, 2017; and
•	The Company received proceeds of $18 million for the issuance of common stock on March 28, 2017 in connection with the secondary offering of shares retained by RRD at the separation.

2017 compared to 2016

Net cash provided by financing activities for the year ended December 31, 2017 was $6 million compared to $187 million of cash used by financing activities for the same period in 2016.

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

Dividends

Cash dividends declared and paid to stockholders during the year ended December 31, 2018 totaled $35 million. On January 17, 2019, the Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on March 4, 2019 to stockholders of record on February 15, 2019.

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

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2018:

	Payments Due In
	Total	2019	2020	2021	2022	2023	Thereafter
	(in millions)
Debt (a)	$782	$110	$43	$43	$136	$450	$—
Interest due on debt (b)	253	59	56	52	47	39	—
Multi-employer pension withdrawals obligations	112	9	9	8	8	8	70
Operating leases (c)	307	88	60	50	37	22	50
Deferred compensation	6	1	—	—	—	—	5
Pension plan contributions (d)	12	6	6	—	—	—	—
Incentive compensation	5	5	—	—	—	—	—
Outsourced services	28	21	3	2	2	—	—
Other (e)	43	43	—	—	—	—	—
Total as of December 31, 2018	$1,548	$342	$177	$155	$230	$519	$125

(a)

Excludes unamortized debt issuance costs of $4 million and $6 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $5 million related to the Company’s Term Loan Facility. These amounts do not represent contractual obligations with a fixed amount or maturity date.

(b)	Includes scheduled interest payments for the 8.75% Senior Notes and estimates for the Term Loan Facility.
(c)	Includes obligations to landlords.
(d)	Includes the estimated pension plan contributions for 2019 and 2020 and does not include the obligations for subsequent periods as the Company is unable to reasonably estimate the ultimate amounts.
(e)	Other primarily includes employee restructuring-related severance payments ($8 million) and purchases of property, plant and equipment ($35 million).

Liquidity

Cash and cash equivalents were $21 million and $34 million as of December 31, 2018 and 2017, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of December 31, 2018 included $12 million in the U.S. and $9 million at international locations.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs.  Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.  As of December 31, 2018, $17 million of international cash was loaned to U.S. operating entities.

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

Credit Agreement

On December 20, 2018, the Company amended the Credit Agreement to, among other things, defer certain changes of the minimum Interest Coverage Ratio and the maximum Consolidated Leverage Ratio.  As a result, the maximum Consolidated Leverage Ratio will be reduced to 3.00 to 1.00 with respect to any fiscal quarter ending on or after March 31, 2020, as opposed to March 31, 2019, as originally contemplated in the Credit Agreement. The minimum Interest Coverage Ratio will be increased to 3.50 to 1.00 with respect to any test period ending on or after March 31, 2020, as opposed to March 31, 2019, as originally contemplated in the Credit Agreement. Other terms, including the outstanding principal, maturity date and other debt covenants remain the same.

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

Additional Debt Issuances Information

There were $64 million of borrowings under the Revolving Credit Facility as of December 31, 2018. Based on the Company’s consolidated statements of operations for the year ended December 31, 2018 and existing debt, the Company would have had the ability to utilize $278 million of the $400 million Revolving Credit Facility and not have been in violation of the terms of the agreement.  Availability under the Revolving Credit Facility was reduced by $64 million in borrowings.

The current availability under the Revolving Credit Facility and net availability as of December 31, 2018 is shown in the table below:

December 31, 2018
(in millions)
Availability
Stated amount of the Revolving Credit Facility	$400
Less: availability reduction from covenants	122
Amount available under the Revolving Credit Facility	$278

Usage
Borrowings under the Revolving Credit Facility	$64
Impact on availability related to outstanding letters of credit	—
Total usage	$64

Current availability at December 31, 2018	$214
Cash	21
Net Available Liquidity	$235

The Company was in compliance with its debt covenants as of December 31, 2018, and expects to remain in compliance based on management’s estimates of operating and financial results for 2019 and the foreseeable future.  However, declines in market and economic conditions or demand for certain of the Company’s products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.  As a result of the Company’s amendment of its Credit Agreement during the fourth quarter of 2018, the maximum Consolidated Leverage Ratio steps down to 3.00 on March 31, 2020, one year later from the previous date of March 31, 2019 and the minimum Interest Coverage Ratio will be increased to 3.50 to 1.00 with respect to any test period ending on or after March 31, 2020, as opposed to March 31, 2019.  As of December 31, 2018, the Company’s leverage as defined in the Credit Agreement was 2.54, compared to a maximum permitted ratio under the Credit Agreement of 3.25.  The full definition of the Consolidated Leverage Ratio and amended agreement are included in the Credit Agreement filed as an exhibit to this annual report on Form 10-K.   As of December 31, 2018, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Credit Agreement would reduce the size of the Company’s committed facility unless a replacement institution were added. Currently, the Credit Agreement is supported by fifteen U.S. and international financial institutions.

As of December 31, 2018, the Company had $51 million in outstanding letters of credit issued under the Revolving Credit Facility, all of which reduced the availability thereunder. As of December 31, 2018, the Company also had $6 million in other uncommitted credit facilities, all of which were outside the U.S. (the “Other Facilities”).  As of December 31, 2018, letters of credit and guarantees of $2 million were issued and reduced availability under the Other Facilities.

Other

The Merger Agreement permits the Company to continue paying a quarterly dividend up to $0.26 per share and restricts the Company from incurring additional indebtedness outside of the ordinary course of business.

On February 15, 2018, the Company’s Board of Directors approved an initial share repurchase authorization of up to $20 million of common stock under which the Company may buy back LSC Communications’ shares at its discretion from February 15, 2018 through August 15, 2019.  The $20 million repurchase was completed on May 31, 2018.

Management of Market Risk

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At December 31, 2018, the Company’s variable-interest borrowings were $330 million, or approximately 42.2%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at December 31, 2018 by approximately $14 million.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate. To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk.  The Company is primarily exposed to the currencies of the Canadian dollar and Mexican peso, and was exposed to the currency of the Polish zloty until the sale of the Company’s European printing business in the third quarter of 2018.  The Company does not use derivative financial instruments for trading or speculative purposes.

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

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated and combined financial statements are also described in Note 21, New Accounting Pronouncements, and throughout the notes to the consolidated and combined financial statements.

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt. As of December 31, 2018, the Company had:

•	Fixed rate debt outstanding of $450 million at a current weighted average interest rate of 8.75%; and
•

Variable rate debt outstanding of $330 million at December 31, 2018, which is comprised primarily of $265 million remaining on the Term Loan Facility and $64 million outstanding on the Revolving Credit Facility.

For the year ended December 31, 2018, the Term Loan and the Revolving Credit Facility had current weighted-average interest rates of 7.47% and 5.19%, respectively.  Refer to Debt Issuances, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 12, Debt, for more information.  A hypothetical 10% change in interest rates in the near term would not have a material effect on interest expense or cash flows. A hypothetical 10% adverse change in interest rates in the near term would change the fair value of fixed rate debt at December 31, 2018, by approximately $14 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company's consolidated balance sheets. As of December 31, 2018, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $12 million. The potential decrease in net current assets as of December 31, 2018, from a hypothetical 10% adverse change in quoted foreign currency exchange rates in the near term would be approximately $1 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates verses the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

These international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, potential restrictions on the movement of funds, differing tax structures, and other regulations and restrictions. Accordingly, future results could be adversely impacted by changes in these or other factors.

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the prospective customer's financial condition, payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $14 million as of December 31, 2018.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the year ended December 31, 2018, the Company's largest customer accounted for less than 10% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions in the near term could result in significant future charges.

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

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2018 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  The evaluation as of December 31, 2018 excludes the companies acquired during the year ended December 31, 2018.  Refer to the Report of Management on Internal Control Over Financial Reporting for more information.

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  Management based this assessment on criteria for effective internal control over financial reporting described in the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the rules and regulations of the SEC, LSC Communications has elected to exclude from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 the companies acquired during the year ended December 31, 2018.  The companies acquired include Print Logistics and TriLiteral, LLC.  These acquisitions constitute 4% of net sales, 3% of total assets and -24% of net loss (Print Logistics and TriLiteral, LLC had net income) in the consolidated balance sheets and statements of operations as of and for the year ended December 31, 2018.   In its annual report on Form 10-K for the year ending December 31, 2019, management and the Company’s independent registered public accounting firm will be required to provide an assessment as to the effectiveness of the company’s internal control over financial reporting, inclusive of the acquired companies.

Based on management’s assessment, management determined that, as of December 31, 2018, the Company maintained effective internal control over financial reporting with the exception noted above for acquired companies.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

February 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LSC Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LSC Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 19, 2019, expressed an unqualified opinion on those financial statements and included explanatory paragraphs related to the change in accounting principle due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, and the basis of presentation of the consolidated and combined financial statements.

As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Print Logistics and TriLiteral, LLC, which were acquired during 2018 and whose financial statements constitute approximately 4% of net sales, 3% of total assets, and -24% of net loss (Print Logistics and TriLiteral, LLC had net income) of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Print Logistics or TriLiteral, LLC.

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

Chicago, IL

February 19, 2019

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF LSC COMMUNICATIONS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “About the Continuing Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders (the “2019 Proxy Statement”).  See also the information with respect to the Company’s executive officers at the end of Part I of this annual report on Form 10-K under the caption “Executive Officers of LSC Communications, Inc.”

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” and “2018 CEO Pay Ratio” of the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2019 Proxy Statement.

Information as of December 31, 2018 concerning compensation plans under which LSC Communications’ equity securities are authorized for issuance are as follows:

Number of Securities
	Number of Securities		Remaining Available for
	to Be Issued upon	Weighted-Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights (b)	Reflected in Column (1))
	(1)	(2)	(3)
Plan Category
Equity compensation plan approved by security holders	1,740,475 (a)	$24.47	1,064,640 (c)

(a)	Includes 1,463,200 shares issuable upon the vesting of restricted stock units.
(b)	Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(c)

The 2016 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 3,500,000 in the aggregate, of which 1,064,640 remain available for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Relationships and Related Party Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Director Independence” of the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm - Fees” of the 2019 Proxy Statement.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LSC Communications, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated and combined statements of operations, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, using the modified retrospective method.

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

Basis of Presentation of the Consolidated and Combined Financial Statements

As discussed in Note 1, prior to October 1, 2016, the accompanying consolidated and combined financial statements have been derived from the consolidated financial statements and accounting records of R.R. Donnelley & Sons Company.  The consolidated and combined financial statements include the allocation of certain assets, liabilities, expenses and income that have historically been held at the R.R. Donnelley & Sons Company corporate level but which are specifically identifiable or attributable to the Company.  The consolidated and combined financial statements also include expense allocations for certain corporate functions historically provided by R.R. Donnelley & Sons Company.  These costs and allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate unaffiliated entity apart from R.R. Donnelley & Sons Company.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

February 19, 2019

We have served as the Company's auditor since 2015.

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net sales	$3,826	$3,603	$3,654
Cost of sales	3,283	3,026	3,031
Selling, general and administrative expenses (exclusive of depreciation and amortization)	328	307	304
Restructuring, impairment and other charges-net (Note 9)	35	129	18
Depreciation and amortization	138	160	171
Income (loss) from operations	42	(19)	130
Interest expense-net (Note 12)	80	72	18
Investment and other (income)-net	(48)	(47)	(45)
Income (loss) before income taxes	10	(44)	157
Income tax expense	33	13	51
Net (loss) income	$(23)	$(57)	$106

Net (loss) earnings per common share (Note 13)
Basic net (loss) earnings per share	$(0.67)	$(1.69)	$3.25
Diluted net (loss) earnings per share	$(0.67)	$(1.69)	$3.23

Weighted-average number of common shares outstanding:
Basic	33.8	33.8	32.5
Diluted	33.8	33.8	32.8

Refer to Notes to the Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(23)	$(57)	$106

Other comprehensive (loss) income, net of tax (Note 16):
Translation adjustments	(7)	21	5
Adjustment for net periodic pension plan cost, net of tax benefit of $1 million for the year ended December 31, 2018, and tax expense of $15 million and $28 million for the years ended December 31, 2017 and 2016, respectively	(4)	34	35
Other comprehensive (loss) income	(11)	55	40
Comprehensive (loss) income	$(34)	$(2)	$146

Refer to Notes to the Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$21	$34
Receivables, less allowances for doubtful accounts of $14 in 2018 (2017 - $11)	617	727
Inventories (Note 6)	197	238
Income tax receivable	4	16
Prepaid expenses and other current assets	28	31
Total current assets	867	1,046
Property, plant and equipment-net (Note 7)	508	576
Goodwill (Note 8)	103	82
Other intangible assets-net (Note 8)	156	160
Deferred income taxes	27	51
Other noncurrent assets	93	99
Total assets	$1,754	$2,014

LIABILITIES
Accounts payable	$372	$406
Accrued liabilities (Note 10)	199	239
Short-term debt and current portion of long-term debt (Note 12)	108	123
Total current liabilities	679	768
Long-term debt (Note 12)	659	699
Pension liabilities	132	182
Restructuring and multi-employer pension liabilities (Note 9)	45	49
Other noncurrent liabilities	61	68
Total liabilities	$1,576	$1,766

Commitments and Contingencies (Note 11)

EQUITY
Common stock, $0.01 par value
Authorized: 65,000,000
Issued: 35,029,565 shares in 2018 (2017: 34,610,931)	$—	$—
Additional paid-in capital	828	816
Accumulated deficit	(42)	(90)
Accumulated other comprehensive loss (Note 16)	(584)	(476)
Treasury stock, at cost: 1,888,205 shares in 2018 (2017: 100,256)	(24)	(2)
Total equity	178	248
Total liabilities and equity	$1,754	$2,014

Refer to Notes to the Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net (loss) income	$(23)	$(57)	$106
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment charges	6	88	—
Depreciation and amortization	138	160	171
Provision for doubtful accounts receivable	7	3	6
Share-based compensation	12	13	8
Deferred income taxes	21	(15)	(18)
Gain on sale of investments and other assets - net	(3)	(10)	—
Other	7	5	(2)
Changes in operating assets and liabilities - net of acquisitions and dispositions:
Accounts receivable-net	103	(7)	(52)
Inventories	(6)	5	29
Prepaid expenses and other current assets	(2)	(1)	(7)
Accounts payable	(38)	103	13
Income taxes payable and receivable	11	(7)	1
Accrued liabilities and other	(71)	(75)	(24)
Net cash provided by operating activities	162	205	231

Cash Flows from Investing Activities
Capital expenditures	(63)	(60)	(48)
Acquisitions of businesses, net of cash acquired	(48)	(236)	(8)
Disposition of business	47	—	—
Net proceeds from sales and purchase of investments and other assets	9	18	6
Other investing activities	—	—	1
Net cash (used in) investing activities	(55)	(278)	(49)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	65	816
Payments of current maturities and long-term debt	(50)	(118)	(17)
Net (payments) proceeds from credit facility borrowings	(9)	75	—
Debt issuance costs	(1)	(1)	(20)
Proceeds from issuance of common stock	—	18	—
Payments for repurchase of common stock	(20)	—	—
Dividends paid	(35)	(34)	(8)
Other financing activities	(1)	(2)	—
Payments from RRD-net	—	3	(13)
Net transfers to Parent and affiliates	—	—	(945)
Net cash (used in) provided by financing activities	(116)	6	(187)

Effect of exchange rate on cash and cash equivalents	(2)	5	(3)
Net (decrease) in cash, cash equivalents and restricted cash	(11)	(62)	(8)
Cash, cash equivalents and restricted cash at beginning of year	35	97	105
Cash, cash equivalents and restricted cash at end of period	$24	$35	$97

Reconciliation to the Consolidated Balance Sheets
	As of	As of
	December 31, 2018	December 31, 2017
Cash and cash equivalents	$21	$34
Restricted cash included in prepaid expenses and other current assets	3	1
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$24	$35

Supplemental non-cash disclosure:
Issuance of approximately 1.0 million shares of LSC Communications, Inc. common stock for acquisition of a business	$—	$20	$—
Assumption of warehousing equipment related to customer contract	$—	$—	$9

Refer to Notes to the Consolidated and Combined Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

							Retained	Accumulated
			Additional			Net Parent	Earnings	Other
	Common Stock		Paid-in	Treasury Stock		Company	(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Investment	Deficit)	(Loss) Income	Equity
Balance at December 31, 2015	—	$—	$—	—	$—	$1,482	$—	$(205)	$1,277
Net income	—	—	—	—	—	97	9	—	106
Net transfers to parent company	—	—	—	—	—	(934)	—	—	(934)
Separation-related adjustments	—	—	—	—	—	122	—	(366)	(244)
Reclassification of net parent investment to additional paid-in capital	—	—	767	—	—	(767)	—	—	—
Issuance of common stock upon separation	32	—	—	—	—	—	—	—	—
Share-based compensation	—	—	3	—	—	—	—	—	3
Cash dividends paid	—	—	—	—	—	—	(8)	—	(8)
Other comprehensive income	—	—	—	—	—	—	—	40	40
Balance at December 31, 2016	32	$—	$770	—	$—	$—	$1	$(531)	$240
Net loss	—	—	—	—	—	—	(57)	—	(57)
Separation-related adjustments	—	—	(5)	—	—	—	—	—	(5)
Issuance of common stock	2	—	38	—	—	—	—	—	38
Issuance of share-based awards, net of withholdings and other	1	—	—	—	(2)	—	—	—	(2)
Share-based compensation	—	—	13	—	—	—	—	—	13
Cash dividends paid	—	—	—	—	—	—	(34)	—	(34)
Other comprehensive income	—	—	—	—	—	—	—	55	55
Balance at December 31, 2017	35	$—	$816	—	$(2)	$—	$(90)	$(476)	$248
Net loss	—	—	—	—	—	—	(23)	—	(23)
Repurchase of common stock	—	—	—	2	(20)	—	—	—	(20)
Revenue recognition adjustments	—	—	—	—	—	—	9	—	9
Reclassification of tax rate change to accumulated deficit	—	—	—	—	—	—	97	(97)	—
Issuance of share-based awards, net of withholdings and other	—	—	—	—	(2)	—	—	—	(2)
Share-based compensation	—	—	12	—	—	—	—	—	12
Cash dividends paid	—	—	—	—	—	—	(35)	—	(35)
Other comprehensive income	—	—	—	—	—	—	—	(11)	(11)
Balance at December 31, 2018	35	$—	$828	2	$(24)	$—	$(42)	$(584)	$178

There were dividends declared per common share of $1.04, $1.00 and $0.25 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Merger Agreement

On October 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quad/Graphics, Inc. (“Quad/Graphics”), and QLC Merger Sub, Inc., a direct, wholly-owned subsidiary of Quad/Graphics (“Merger Sub”).  Pursuant to the Merger Agreement, subject to the terms and conditions therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.  Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time, will be converted into the right to receive 0.625 shares of class A common stock of Quad/Graphics, without interest and subject to adjustment as provided in the Merger Agreement.

The Company and Quad/Graphics have made customary representations, warranties and covenants in the Merger Agreement.  Subject to certain exceptions outlined in the Merger Agreement, the Company has agreed to covenants relating to the Company’s business during the period between the execution of the Merger Agreement and the consummation of the Merger, including restrictions on its ability to issue any shares of its capital stock, repurchase any shares of its capital stock and incurring additional indebtedness outside the ordinary course of business.  The Merger Agreement allows the Company to continue paying a regular quarterly dividend up to $0.26 per share.

On October 30, 2018, concurrently with the execution of the Merger Agreement, the Company and the trustees (the “Trustees”) under the Amended and Restated Voting Trust Agreement, dated as of June 25, 2010, pursuant to which certain shares of capital stock of Quad/Graphics are held by the Quad/Graphics, Inc. Voting Trust (the “Voting Trust”), entered into a voting and support agreement (the “Voting Agreement”).  Pursuant to the Voting Agreement, the Trustees will vote all of the shares of Quad/Graphics held by the Voting Trust, which they have, directly or indirectly, the right to vote or direct the voting thereof, in favor of the issuance of class A shares of Quad/Graphics common stock in the Merger, and against any alternative acquisition proposal involving Quad/Graphics or other action that would reasonably be expected to breach the obligations of Quad/Graphics under the Merger Agreement or the Trustees under the Voting Agreement, or otherwise reasonably be expected to delay or adversely affect the Merger or the other transactions contemplated by the Merger Agreement.

The Company and Quad/Graphics filed notification and report forms in connection with the transactions contemplated by the Merger Agreement with the U.S. Department of Justice (the “DOJ”) and the U.S. Federal Trade Commission pursuant to the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”) on November 13, 2018. On December 13, 2018, the Company and Quad/Graphics each received a request for additional information and documentary material (the “Second Request”) from the DOJ in connection with the DOJ’s review of the transactions contemplated by the Merger Agreement.

Issuance of the Second Request extends the waiting period under the HSR Act until 30 days after both the Company and Quad/Graphics have substantially complied with the Second Request or such later time as the parties may agree with the DOJ, unless the waiting period is terminated earlier by the DOJ. The Company continues to expect the Merger to be consummated in mid-2019.

Consummation of the Merger remains subject to the adoption of the Merger Agreement by the Company stockholders, the approval by Quad/Graphics shareholders of the issuance of Quad/Graphics shares as contemplated by the Merger Agreement, the expiration of the waiting period under the HSR Act and other required regulatory approvals, and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.

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

During the third quarter of 2018, management changed the Company’s reportable segments and reporting units and restated prior year amounts to conform to the new segment structure.  Refer to Note 18, Segment Information, for more information.  Additionally, certain prior year amounts were restated to conform to the Company’s current statement of operations and cash flows classifications.

The Company adopted Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”, or the “standard”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.  Refer to Note 4, Revenue Recognition, for more information.

The Company retrospectively adopted Accounting Standards Update No. 2017-07 “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) in the first quarter of 2018.  As a result of the adoption of ASU 2017-07, the Company reclassified $46 million and $45 million related to the years ended December 31, 2017 and 2016, respectively, of net pension income from selling, general and administrative expenses to investment and other income-net, resulting in no impact to net income.

The Company retrospectively adopted Accounting Standards Update No. 2016-18 “Statements of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”) in the first quarter of 2018.  The standard requires amounts generally described as restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  The standard does not provide a definition of restricted cash or restricted cash equivalents.  The standard requires a retrospective transition method to be applied to each period presented.  The Company included a reconciliation of beginning-of-period and end-of-period amounts in the consolidated and combined statements of cash flows to the consolidated balance sheets.

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

Revenue Recognition—As explained in Note 1, Overview and Basis of Presentation, the Company adopted ASC 606, on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.  The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared and continue to be reported under previous guidance.

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

The timing of revenue recognition, billings and cash collections results in accounts receivable and unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet.  Revenue recognition generally coincides with the Company’s contractual right to consideration and the issuance of invoices to customers.  Depending on the nature of the performance obligation and arrangements with customers, the timing of the issuance of invoices may result in contract assets or contract liabilities.  Contract assets related to unbilled receivables are recognized for satisfied performance obligations for which the Company cannot yet issue an invoice.  Contract liabilities result from advances or deposits from customers on performance obligations not yet satisfied.

Because the majority of the Company’s products are customized, product returns are not significant; however, the Company accrues for the estimated amount of customer returns at the time of sale.

Refer to Note 4, Revenue Recognition, for further discussion.

By-product recoveries—The Company records the sale of by-products as a reduction of cost of sales.

Cash and cash equivalents—The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term securities consist of investment grade instruments of governments, financial institutions and corporations.

Receivables—Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of our net sales in 2018, 2017 or 2016. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. Refer to Note 5, Accounts Receivable, for details of activity affecting the allowance for doubtful accounts receivable.

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

The cost of 63.0% and 63.9% of the inventories at December 31, 2018 and 2017, respectively, has been determined using the Last-In, First-Out (“LIFO”) method. The LIFO method is intended to reflect the effect of inventory replacement costs within the consolidated and combined statements of operations; accordingly, charges to cost of sales generally reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (“FIFO”) or specific identification methods.

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

For the remaining reporting units, the Company compares each reporting unit’s fair value, estimated based on comparable company market valuations and expected future discounted cash flows to be generated by the reporting unit, to its carrying value.  As a result of the Company’s early adoption of ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350)” during the third quarter of 2017, if the carrying value exceeds the reporting unit’s fair value, the Company recognizes an impairment charge equal to the amount by which the carrying value exceeds the reporting unit’s fair value not to exceed the total amount of goodwill recorded.

Refer to Note 9, Restructuring, Impairment and Other Charges, for more information regarding the Company’s annual impairment reviews.

Amortization—Certain costs to acquire and develop internal-use computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of 3 years. Amortization expense, primarily related to internally-developed software and excluding amortization expense related to other intangible assets, was $9 million, $5 million and $5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Deferred debt issuance costs are amortized over the term of the related debt.

Other intangible assets, except for those intangible assets with indefinite lives, are recognized separately from goodwill and are amortized over their estimated useful lives. Other intangible assets with indefinite lives are not amortized. Refer to Note 8, Goodwill and Other Intangible Assets, for further discussion of other intangible assets and the related amortization expense.

Share-Based Compensation— The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. Prior to the separation, RRD maintained an incentive share-based compensation program for certain individuals, including certain LSC Communications employees. The share-based compensation expense was allocated to the Company based on the awards and terms previously granted to the Company’s employees, as well as an allocation of expense related to RRD’s corporate and shared functional employees.  Refer to Note 17, Stock and Incentive Programs, for further discussion.

Pension and Other Postretirement Benefits Plans— At the separation date, the Company recorded net benefit obligations transferred from RRD.  The Company records annual income and expense amounts relating to its pension plans based on calculations that include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.  Refer to Note 14, Retirement Plans, for information on a partial settlement completed by the Company in the first quarter of 2019.

Prior to the separation, certain employees of the Company participated in various pension and postretirement health care plans sponsored by RRD. In the Company’s combined financial statements, these plans were accounted for as multiemployer benefit plans and no net liabilities were reflected in the Company’s combined balance sheets as there were no unfunded contributions due at the end of any reporting period. The Company’s statements of operations included expense allocations for these benefits. These expenses were funded through intercompany transactions with RRD and were reflected within net parent company investment in LSC Communications. Certain plans in LSC Communications’ Mexico and U.S. operations were direct obligations of LSC Communications and were recorded in the combined financial statements.  Refer to Note 14, Retirement Plans, for further discussion.

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

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company recognizes a tax position in its financial statements when it is more likely than not (a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s consolidated financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. Refer to Note 15, Income Taxes, for further discussion.

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

Note 3.  Business Combinations and Disposition

2018 Acquisition

On July 2, 2018, the Company completed the acquisition of RRD's Print Logistics business (“Print Logistics”), an integrated logistics services provider to the print industry with an expansive distribution network.   The acquisition enhanced the Company’s logistics service offering.  The original total purchase price was $58 million in cash, which was reduced to $52 million as a result of a $6 million net working capital settlement in the fourth quarter of 2018.  As of December 31, 2018, $21 million was recorded in goodwill related to this acquisition.  For the year ended December 31, 2018, the Company’s consolidated statement of operations included net sales of $159 million and $5 million of income from operations attributable to the acquisition of Print Logistics.

2018 Disposition

On September 28, 2018, the Company completed the sale of its European printing business, which included web offset manufacturing facilities, a logistics and warehousing site and a location dedicated to premedia services, for proceeds of $47 million.  For the nine months ended September 30, 2018, the European printing business had $178 million and $3 million of net sales and income from operations, respectively.  See Note 15, Income Taxes, for information related to a $25 million non-cash provision recorded primarily for the write-off of a deferred tax asset associated with the disposition.

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

Refer below for a summary of the segments and reporting units where the acquisitions are included as of December 31, 2018.

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

The tax deductible goodwill related to the Print Logistics, Clark Group, Quality Park, Publishers Press, NECI, CREEL, Fairrington, and HudsonYards acquisitions was $63 million.

The purchase price allocations for all acquisitions are final as of December 31, 2018.  There were no significant changes to the purchase price allocations for the 2017 acquisitions as of December 31, 2018 compared to the disclosed purchase price allocations in the Company’s annual report on Form 10-K for the year ended December 31, 2017. As previously mentioned, there was a $6 million net working capital settlement related to Print Logistics in the fourth quarter of 2018.

The purchase price allocations for several of the acquisitions noted above were as follows:

	Print Logistics	Clark Group	Quality Park	Publishers Press	CREEL	Fairrington
Accounts Receivable	$40	$6	$19	$27	$12	$6
Inventories	—	—	27	13	5	—
Prepaid expenses and other current assets	1	—	1	1	1	—
Property, plant and equipment	8	—	8	36	20	6
Other intangible assets	17	14	1	—	23	17
Other noncurrent assets	—	—	—	1	—	1
Goodwill (bargain purchase)	21	16	(2)	1	26	22
Accounts payable and accrued liabilities	(35)	(8)	(11)	(14)	(9)	(4)
Deferred taxes - net	—	(3)	(2)	—	—	(9)
Purchase price, net of cash acquired	$52	$25	$41	$65	$78	$39
Less: value of common stock issued	—	—	—	—	—	20
Less: accrued but unpaid contingent consideration	—	—	—	—	1	—
Net cash paid	$52	$25	$41	$65	$77	$19

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company is required to test its goodwill for impairment annually, or more often if there is an indication that goodwill might be impaired.  Given the historical valuations of the Company’s former magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the reporting unit due to the acquisitions completed during the year ended December 31, 2017, the Company determined it necessary to perform goodwill impairment reviews on this former reporting unit as of September 30, 2017, and again as of December 31, 2017 due to the acquisitions that were completed in the second half of 2017.

As a result of the goodwill impairment tests, and consistent with prior goodwill impairment tests, the Company’s former magazines, catalogs and retail inserts reporting unit’s fair value continued to be at a value below its carrying value.  This is primarily due to the negative revenue trends experienced in recent years that are only partially offset by the impact of the new acquisitions.   The charges to recognize the impairment of goodwill in the former magazines, catalogs and retail inserts reporting unit were $55 million and $18 million during the three months ended September 30, 2017 and December 31, 2017, respectively.  The total charge was $73 million for 2017, resulting in zero goodwill associated with the former magazines, catalogs and retail inserts reporting unit as of December 31, 2017.

As a result of the Company’s change in reportable segments and reporting units during the third quarter of 2018, as discussed in Note 18, Segment Information, the impairment charges recognized during the three months ended September 30, 2017 and the year ended December 31, 2017 in the Company’s former magazines, catalogs and retail inserts reporting units were restated in 2018 to the reporting units below:

	Three Months Ended	Year Ended
	September 30, 2017	December 31, 2017
Magazines and Catalogs	$28	$30
Logistics	22	38
Other	5	5
Total	$55	$73

The Company performed its annual goodwill tests in the fourth quarter of 2018 based on the new reporting unit structure.

The fair values of goodwill, other intangible assets and property, plant and equipment associated with the acquisitions were determined to be Level 3 under the fair value hierarchy, which included discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions for the goodwill impairment charges.  Property, plant and equipment values were estimated using either the cost or market approach, if a secondhand market existed. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements associated with the 2018 Print Logistics acquisition:

	Fair Value	Valuation Technique	Unobservable Input	Value
Customer relationships	$17	Multi-period excess earnings method	Existing customer growth rate	(3.5%)
			Attrition rate	7.5%
			Discount rate	18.0%

For the years ended December 31, 2018, 2017 and 2016, the Company recorded $2 million, $5 million and a de minimis amount, respectively, associated with the completed and contemplated acquisitions within selling, general and administrative expenses in the consolidated and combined statements of operations.

Pro forma results

The following unaudited pro forma financial information for the year ended December 31, 2018 and 2017 presents the consolidated statements of operations of the Company and the acquisitions described above, as if the acquisitions had occurred as of January 1 of the year prior to the acquisitions.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated statements of operations that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated statements of operations.  Pro forma adjustments are tax-effected at the applicable statutory tax rates.

	Year Ended December 31,
	2018	2017
Net sales	$3,911	$4,114
Net (loss)	(26)	(56)
Net (loss) per common share
Basic	$(0.77)	$(1.66)
Diluted	$(0.77)	$(1.66)

The following table outlines unaudited pro forma financial information for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Amortization of purchased intangibles	$19	$24

Additionally, the nonrecurring pro forma adjustments affecting net income for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
Restructuring, impairment and other charges, pre-tax	$—	$(1)
Other pro forma adjustments, pre-tax	—	2
Income taxes	—	3
Acquisition-related expenses, pre-tax	—	(1)
Inventory fair value adjustments, pre-tax	—	2

Note: A negative number in the table above represents a decrease to income in pro forma net income.

Note 4.  Revenue Recognition

Financial Statement Impact of Adopting ASC 606

As part of the adoption of ASC 606, the Company assessed all aspects of the standard’s potential impact and focused further assessment on customized products, deferred revenue and certain items in inventory, which are areas that were determined could have had a material impact on the Company’s accounting for revenue.  Potential impacts of other aspects of the standard have not had a material impact to the Company’s accounting for revenue.

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

The following tables compare impacted accounts from the reported consolidated balance sheet and statement of operations, as of and for the year ended December 31, 2018, to their pro forma amounts had the previous guidance been in effect:

	December 31, 2018
		Adjustments	As if the
		Adoption of	previous standard
	As Reported	ASC 606	was in effect
Assets
Receivables, net	$617	$(44)	$573
Inventories	197	39	236
Deferred income taxes	27	4	31

Liabilities
Accounts payable	$372	$(1)	$371
Accrued liabilities	199	12	211

Equity
Accumulated deficit	$(42)	$(12)	$(54)

The difference between the reported balances and the pro forma balances above is due to the deferred revenue and inventory in the pro forma balances associated with completed production billed to the customer but not yet shipped, completed production held in inventory (including consigned inventory) and safety stock.

	Year Ended
	December 31, 2018
		Adjustments	As if the
		from	previous
		Adoption of	standard
	As Reported	ASC 606	was in effect
Net sales	$3,826	$(8)	$3,818
Cost of sales	3,283	(4)	3,279
Income tax expense (benefit)	33	(1)	32

Net (loss) per common share
Basic net (loss) per share	$(0.67)	$(0.09)	$(0.76)
Diluted net (loss) per share	(0.67)	(0.09)	(0.76)

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

•	The adoption of ASC 606 had no impact on the Company’s cash flows from operating activities.

Disaggregated Revenue

The following table provides information about disaggregated revenue by major products/service lines and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

	Year Ended
	December 31, 2018
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Other	Corporate	Total
Major Products / Service Lines
Book (a)	$—	$1,055	$—	$—	$—	$1,055

Magazines and Catalogs (b)	$1,497	$—	$—	$338	$—	$1,835
North America	1,497	—	—	174	—	1,671
Europe	—	—	—	164	—	164

Logistics	$270	$—	$—	$—	$—	$270

Directories	$—	$—	$—	$106	$—	$106
North America	—	—	—	92	—	92
Europe	—	—	—	14	—	14

Office Products	$—	$—	$562	$—	$(2)	$560
Total	$1,767	$1,055	$562	$444	$(2)	$3,826

Timing of Revenue Recognition
Products and services transferred at a point in time	$1,371	$929	$562	$367	$(2)	$3,227
Products and services transferred over time	396	126	—	77	—	599
Total	$1,767	$1,055	$562	$444	$(2)	$3,826

(a)	Includes e-book formatting and supply chain management associated with book production
(b)	Includes premedia and co-mail

Contract Balances

The following table provides changes in contract assets and liabilities during the year ended December 31, 2018.

	Short-Term Contract Assets	Long-Term Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2018	$32	$36	$21
Additions to unbilled accounts receivable	42	—	—
Unbilled accounts receivable recognized in trade receivables	(30)	—	—
Payment of contract acquisition costs	—	5	—
Amortization of contract acquisition costs	—	(11)	—
Revenue recognized that was included in contract liabilities as of January 1, 2018	—	—	(18)
Increases due to cash received	—	—	13
Ending Balance, December 31, 2018	$44	$30	$16

The trade receivables balances as of January 1, 2018 and December 31, 2018 were $647 million and $488 million, respectively.

Contract Acquisition Costs

In connection with the adoption of ASC 606, the Company is required to capitalize certain contract acquisition costs.  As of December 31, 2017 under previous guidance, the Company had capitalized $36 million in contract acquisition costs related to contracts that were not completed.  The Company did not have any other costs that were required to be capitalized on January 1, 2018 with the adoption of ASC 606.  For contracts that have a duration of less than one year, the Company follows the ASC 606 practical expedient approach and expenses these costs when incurred; for contracts with life exceeding one year, the Company records these costs in proportion to each completed contract performance obligation.  For the year ended December 31, 2018, the amount of amortization was $11 million and there was no impairment loss in relation to costs capitalized.

Note 5. Accounts Receivable

Transactions affecting the allowances for doubtful accounts receivable balance during the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Balance, beginning of year	$11	$10	$11
Provisions charged to expense	7	3	6
Write-offs and other	(4)	(2)	(7)
Balance, end of year	$14	$11	$10

Note 6.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at December 31, 2018 and 2017 were as follows:

	2018	2017
Raw materials and manufacturing supplies	$119	$114
Work in process	50	69
Finished goods	80	112
LIFO reserve	(52)	(57)
Total	$197	$238

During the years ended December 31, 2018, 2017 and 2016, the Company recognized a LIFO benefit of $5 million, $1 million and $1 million, respectively.

Note 7.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2018 and 2017 were as follows:

	2018	2017
Land	$43	$45
Buildings	709	739
Machinery and equipment	3,759	4,012
	4,511	4,796
Less: Accumulated depreciation	(4,003)	(4,220)
Total	$508	$576

During the years ended December 31, 2018, 2017 and 2016, depreciation expense was $112 million, $137 million and $149 million, respectively.

Refer to Note 9, Restructuring, Impairment and Other Charges, for information on impairment recorded during the years ended December 31, 2018 and 2017.  There was no impairment recoded during the year ended December 31, 2016.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $3 million and $7 million at December 31, 2018 and 2017, respectively. These assets were included in other current assets in the consolidated balance sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 8.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows:

	Magazines,
	Catalogs
	and Logistics	Book	Office Products	Other	Total
Net book value as of January 1, 2017
Goodwill	$434	$354	$109	$64	$961
Accumulated impairment losses	(434)	(303)	(79)	(61)	(877)
Total	—	51	30	3	84
Acquisition	68	—	1	2	71
Impairment charges	(68)	—	—	(5)	(73)
Net book value as of December 31, 2017
Goodwill	$502	$354	$110	$78	$1,044
Accumulated impairment losses	(502)	(303)	(79)	(78)	(962)
Total	—	51	31	—	82
Acquisition	21	—	—	—	21
Net book value as of December 31, 2018
Goodwill	523	354	110	5	992
Accumulated impairment losses	(502)	(303)	(79)	(5)	(889)
Total	$21	$51	$31	$—	$103

The goodwill balances for the Other grouping were impacted by changes in foreign currencies, which net to $0 on a net goodwill basis.

As a result of the Company’s disposition of its European printing business on September 28, 2018, Europe’s goodwill (included in the Other grouping) as of the disposition date, $73 million of gross goodwill and accumulated impairment losses for a net $0 balance, was written off on the disposition date.

The components of other intangible assets at December 31, 2018 and 2017 were as follows:

	December 31, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$268	$(137)	$131	$256	$(125)	$131
Trade names	9	(6)	3	9	(4)	5
Total amortizable other intangible assets	277	(143)	134	265	(129)	136
Indefinite-lived trade names	22	—	22	24	—	24
Total other intangible assets	$299	$(143)	$156	$289	$(129)	$160

The Company recorded customer relationships additions to other intangible assets of $17 million for the Print Logistics acquisition during the year ended December 31, 2018, that has an amortization period of 10 years.

Amortization expense for other intangible assets was $18 million, $18 million and $16 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table outlines the estimated annual amortization expense related to other intangible assets as of December 31, 2018:

For the year ending December 31,	Amount
2019	$17
2020	17
2021	15
2022	15
2023	14
2024 and thereafter	56
Total	$134

Refer to Note 9, Restructuring, Impairment and Other Charges, for discussion of goodwill and intangibles impairment charges recorded during the years ended December 31, 2018 and 2017.

Note 9.  Restructuring, Impairment and Other Charges

Calendar Year 2018

		Other	Total
	Employee	Restructuring	Restructuring		Other
	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$10	$8	$18	$2	$—	$20
Book	—	4	4	—	2	6
Office Products	1	2	3	3	—	6
Other	1	—	1	—	—	1
Corporate	2	—	2	—	—	2
Total	$14	$14	$28	$5	$2	$35

Restructuring Charges

For the year ended December 31, 2018, the Company incurred employee-related charges of $14 million for an aggregate of 811 employees, of whom 282 were terminated as of or prior to December 31, 2018, primarily related to two facility closures in the Magazines, Catalogs and Logistics segment, one facility closure in the Office Products segment and the reorganization of certain business units and corporate functions. The Company also incurred other restructuring charges of $14 million primarily due to charges related to facility costs, a loss related to the Company's disposition of its retail offset printing facilities and pension withdrawal obligations related to facility closures.

Impairment Charges

For the year ended December 31, 2018, the Company recorded the following net impairment charges, which are explained further below:

	Property, Plant	Other Intangible
	and Equipment	Assets	Goodwill	Total
Magazines, Catalogs and Logistics	$3	$—	$(1)	$2
Office Products	—	3	—	3
Total	$3	$3	$(1)	$5

Property, Plant and Equipment

The net charges of $3 million primarily related to machinery and equipment associated with facility closings in the Magazines, Catalogs and Logistics segment.

Other Intangible Assets – Indefinite-Lived Tradenames

The Company recorded charges of $3 million for the impairment of certain acquired indefinite-lived tradenames intangible assets in the Office Products segment.  The impairment of the indefinite-lived tradenames intangible assets resulted from negative revenue trends experienced in recent years and lower expectations of future revenue to be derived from those tradenames.  The impairment was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.  After recording the impairment charges, remaining indefinite-lived tradenames in the Office Products segment is $21 million.

Goodwill

The year ended December 31, 2018 included a reduction of $1 million of goodwill impairment charges as a result of a $1 million adjustment of previously recorded goodwill associated with the 2017 acquisitions.

Fair Value Measurements

The fair value as of the measurement date, net book value as of the end of the year and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the year ended December 31, 2018 is disclosed below.

	Year Ended		As of
	December 31, 2018		December 31, 2018
		Fair Value
	Impairment	Measurement	Net Book
	Charge	(Level 3)	Value
Long-lived assets held and used	$3	$—	$—
Indefinite-lived tradenames	3	21	21
Total	$6	$21	$21

The table above excludes the reduction of $1 million of goodwill impairment charges mentioned in the above section Goodwill.

The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

The Company’s accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.  The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements for the year ended December 31, 2018:

		Valuation	Unobservable
	Fair Value	Technique	Input	Range
Indefinite-lived tradenames	$22	Relief-from-	Royalty Rate	0.5% - 1.5%
		royalty

Other Charges

For the year ended December 31, 2018, the Company recorded other charges of $2 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included in accrued liabilities and restructuring and multiemployer pension plan liabilities are $3 million and $19 million, respectively, at December 31, 2018.  Refer to Note 14, Retirement Plans, for further discussion of multi-employer pension plans.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in such plans and any decisions by those employers to withdraw from such plans in the future.  While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multiemployer pension plans, including certain plans from which the Company has previously withdrawn, could have a material effect on the Company’s previously estimated withdrawal liabilities and consolidated statements of operations, balance sheets and cash flows.

Calendar Year 2017

		Other	Total
	Employee	Restructuring	Restructuring		Other
	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$6	$4	$10	$75	$1	$86
Book	5	2	7	5	3	15
Office Products	1	—	1	3	—	4
Other	1	1	2	5	—	7
Corporate	—	17	17	—	—	17
Total	$13	$24	$37	$88	$4	$129

Restructuring Charges

For the year ended December 31, 2017, the Company incurred employee-related restructuring charges of $13 million for an aggregate of 776 employees, substantially all of whom were terminated as of or prior to December 31, 2018.  These charges primarily related to three facility closures in the Book segment, one facility closure in the Magazines, Catalogs and Logistics segment and the reorganization of certain business units.  The Company also incurred other restructuring charges of $24 million primarily related to the exit from certain operations and facilities, as well as charges as a result of a terminated supplier contact.

Impairment Charges

For the year ended December 31, 2017, the Company recorded the following net impairment charges, which are explained further below:

		Other
	Property, Plant	Intangible
	and Equipment	Assets	Goodwill	Total
Magazines, Catalogs and Logistics	$7	—	$68	$75
Book	—	5	—	5
Office Products	—	3	—	3
Other	—	—	5	5
Total	$7	$8	$73	$88

Property, Plant and Equipment

The net charges of $7 million primarily related to impairment of machinery and equipment in the Company’s magazines and catalogs reporting unit, which is included in the Magazines, Catalogs and Logistics segment, resulting from general volume declines.

Other Intangible Assets - Indefinite-Lived Tradenames

The Company also recorded charges of $8 million for the impairment of certain acquired indefinite-lived tradename intangible assets, including $3 million in the Office Products segment and $5 million in the Book segment.  The impairment of the indefinite-lived tradename intangible assets resulted from negative revenue trends experienced in recent years and lower expectations of future revenue to be derived from those tradenames.  The impairment was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.  After recording the impairment charges, remaining indefinite-lived tradenames in the Office Products and Book segments were $23 million and $1 million, respectively.

Goodwill

With respect to the goodwill impairment charges, as explained in Note 3, Business Combinations and Disposition, the Company completed several acquisitions during the year ended December 31, 2017, five of which were included in the Company’s former magazines, catalogs and retail inserts reporting unit, which was part of the former Print segment.  The goodwill arising from each acquisition was determined on a stand-alone basis for each particular transaction based on each transaction’s individual facts and circumstances, in accordance with ASC 805, Business Combinations.  Per the guidance in ASC 805, goodwill was recognized on each transaction given that the consideration transferred for each transaction was in excess of the net amounts of the identifiable assets acquired and the liabilities assumed.  Furthermore, the consideration transferred, the identifiable assets acquired and the liabilities assumed were all measured at the acquisition-date fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction, between market participants, at the acquisition date.

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company is required to test its goodwill for impairment annually, or more often if there is an indication that goodwill might be impaired.  For purposes of the goodwill impairment test, goodwill is not tested based upon the individual transactions that gave rise to the goodwill, but rather based upon the reporting unit’s total goodwill and the characteristics of the reporting unit in which the goodwill resides.  Therefore, the level at which goodwill is tested for impairment is different from the level that originally created the goodwill.  In the Company’s case, the test is performed based upon the total carrying value of the former magazines, catalogs and retail inserts reporting unit and that former reporting unit’s total implied fair value.  Carrying value is determined based upon the net book value of assets and liabilities required for the operations of the former magazines, catalogs and retail inserts reporting unit, while fair value is determined based upon a discounted cash flows analysis of the former magazines, catalogs and retail inserts reporting unit.  If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Prior to the acquisitions completed within the last twelve months, the former magazines, catalogs and retail inserts reporting unit had zero goodwill recorded, as goodwill associated with this reporting unit had been fully impaired in prior years.  Given the historical valuations of the former magazines, catalogs and retail inserts reporting unit that have resulted in goodwill impairment in prior years, combined with the change in the composition of the carrying value of the former reporting unit due to the acquisitions completed as of September 30, 2017, the Company determined it necessary to perform an interim goodwill impairment review on this former reporting unit as of September 30, 2017.

As a result of the interim goodwill impairment test, and consistent with prior goodwill impairment tests, the former magazines, catalogs and retail inserts reporting unit’s fair value continued to be at a value below its carrying value.  This is primarily due to the negative revenue trends experienced in recent years that are only partially offset by the impact of the new acquisitions.  As such, the Company recorded charges of $55 million to recognize the impairment of goodwill in this former reporting unit as of September 30, 2017.  The goodwill impairment charges were determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions.

For the quarter ended December 31, 2017, the Company completed the acquisition of the Clark Group that became part of the former magazines, catalogs and retail inserts reporting unit.  Given the amount by which the carrying amount of the former reporting unit exceeded its fair value in the goodwill impairment test performed as of September 30, 2017, combined with the fact that management’s assessment of the fair value did not materially change since that date, an additional goodwill impairment charge of $18 million was recorded in the period ended December 31, 2017, which represents all of the goodwill arising from the Clark Group acquisition and additional amounts related to acquisitions completed during the quarter ended September 30, 2017.

The total charge to recognize the impairment of goodwill in the former magazines, catalogs and retail inserts reporting unit was $73 million for 2017, resulting in zero goodwill associated with former the magazines, catalogs and retail inserts reporting unit as of December 31, 2017.   Refer to Note 3, Business Combinations and Disposition, for a summary of these charges by reporting unit as of December 31, 2017.

Fair Value Measurement

The fair value as of the measurement date, net book value as of the end of the year and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the year ended December 31, 2017 is disclosed below.

	Year Ended		As of
	December 31, 2017		December 31, 2017
		Fair Value
	Impairment	Measurement	Net Book
	Charge	(Level 3)	Value
Long-lived assets held and used	$7	$—	$—
Goodwill	73	—	—
Indefinite-lived tradenames	8	23	23
Total	$88	$23	$23

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

The Company’s accounting and finance management determines the valuation policies and procedures for Level 3 fair value measurements and is responsible for the development and determination of unobservable inputs.  The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements for the year ended December 31, 2017:

		Valuation	Unobservable
	Fair Value	Technique	Input	Range
Indefinite-lived tradenames	$24	Relief-from-	Royalty Rate	0.5% - 1.5%
		royalty

Other Charges

For the year ended December 31, 2017, the Company recorded other charges of $4 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included in accrued liabilities and restructuring and multiemployer pension plan liabilities are $6 million and $37 million, respectively, at December 31, 2017.  Refer to Note 14, Retirement Plans, for further discussion of multi-employer pension plans.

Calendar Year 2016

		Other	Total
	Employee	Restructuring	Restructuring		Other
	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$3	$—	$3	$—	$1	$4
Book	1	3	4	—	2	6
Other	2	3	5	—	—	5
Corporate	2	1	3	—	—	3
Total	$8	$7	$15	$—	$3	$18

Restructuring Charges

For the year ended December 31, 2016, the Company recorded net restructuring charges of $8 million for employee termination costs for an aggregate of 222 employees, substantially all of whom were terminated as of or prior to December 31, 2018.  These charges primarily related to one facility closure in the Other grouping, the expected closure of another facility in the first quarter of 2017 in the Magazines, Catalogs and Logistics segment and the reorganization of certain operations.  Additionally, the Company recorded lease termination and other restructuring charges of $7 million. The fair values of the buildings and machinery and equipment were determined to be Level 3 under the fair value hierarchy and were estimated based on discussions with real estate brokers, review of comparable properties, if available, discussions with machinery and equipment brokers, dealer quotes and internal expertise related to the current marketplace conditions.

Other Charges

For the year ended December 31, 2016, the Company recorded other charges of $3 million for multi-employer pension plan withdrawal obligations unrelated to facility closures. The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multi-employer pension plans included in accrued liabilities and restructuring and multiemployer pension plan liabilities are $6 million and $39 million, respectively, at December 31, 2016.   Refer to Note 14, Retirement Plans, for further discussion of multiemployer pension plans.

Restructuring Reserve

The restructuring reserve as of December 31, 2017 and 2018, and changes during the year ended December 31, 2018, were as follows:

	December 31,	Restructuring		Cash	December 31,
	2017	Charges	Other	Paid	2018
Employee terminations	$8	$14	$—	$(14)	$8
Multiemployer pension plan withdrawal obligations	16	3	19	(6)	32
Other	2	8	—	(9)	1
Total	$26	$25	$19	$(29)	$41

The current portion of restructuring reserves of $15 million at December 31, 2018 was included in accrued liabilities, while the long-term portion of $26 million, which primarily related to multi-employer pension plan withdrawal obligations related to facility closures, was included in restructuring and multiemployer pension plan liabilities at December 31, 2018.

During the three months ended March 31, 2018, the Company reclassified $19 million of multiemployer pension plan withdrawal obligations from non-restructuring liabilities to restructuring liabilities, of which $3 million and $16 million were recorded in the current and long-term portions of the reserves, respectively.  The reclassification was primarily due to facility closures in the Magazines, Catalogs and Logistics and Book segments during the three months ended March 31, 2018.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by December 31, 2019.

Payments on all of the Company’s multiemployer pension plan withdrawal obligations are scheduled to be completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multiemployer pension plan withdrawals. Refer to Note 14, Retirement Plans, for further discussion of multiemployer pension plans.

The restructuring liabilities classified as “other” primarily consisted of other facility closing costs.

The restructuring reserve as of December 31, 2017 and 2016, and changes during the year ended December 31, 2017, were as follows:

	December 31,	Restructuring	Cash	December 31,
	2016	Charges	Paid	2017
Employee terminations	$8	$13	$(13)	$8
Multiemployer pension plan withdrawal obligations	18	1	(3)	16
Other	2	18	(18)	2
Total	$28	$32	$(34)	$26

The current portion of restructuring reserves of $14 million at December 31, 2017 was included in accrued liabilities, while the long-term portion of $12 million, which primarily related to multi-employer pension plan withdrawal obligations related to facility closures and lease termination costs, was included in restructuring and multiemployer pension plan liabilities at December 31, 2017.

Note 10. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2018 and 2017 were as follows:

	2018	2017
Employee-related liabilities	$71	$87
Customer-related liabilities	38	40
Deferred revenue	15	33
Restructuring liabilities	15	14
Other	60	65
Total accrued liabilities	$199	$239

Employee-related liabilities consist primarily of payroll, employee benefits, workers’ compensation, and incentive compensation.  Incentive compensation accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans.  Customer-related liabilities include accruals for rebates, volume discounts and other customer discounts. Other accrued liabilities include miscellaneous operating accruals, other tax liabilities and accrued interest.

Note 11.  Commitments and Contingencies

As of December 31, 2018, the Company had commitments of $8 million for severance payments related to employee restructuring activities. In addition, as of December 31, 2018, the Company had commitments of approximately $35 million for the purchase of property, plant and equipment related to incomplete projects.  The Company also has contractual commitments of approximately $28 million for outsourced services, including professional, maintenance and other services.

Future minimum rental commitments under operating leases are as follows:

Year Ended December 31	Amount
2019	$88
2020	60
2021	50
2022	37
2023	22
2024 and thereafter	50
Total	$307

The Company has operating lease commitments, including those for vacated facilities, totaling $307 million and extending through various periods to 2028.  There are minimum non-cancelable sublease rentals aggregating approximately $17 million related to the operating leases. The Company remains secondarily liable under these leases in the event that the sub-lessee defaults under the sublease terms. The Company does not believe that material payments will be required as a result of the secondary liability provisions of the primary lease agreements.

Rent expense for facilities in use and equipment was $58 million, $46 million and $39 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability.  The Company established reserves, recorded in accrued liabilities and other noncurrent liabilities, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future.  However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on the Company’s consolidated statements of operations, balance sheets and cash flows.

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

Merger Litigation

Three substantially similar actions have been filed by an alleged LSC stockholder against some or all of LSC, the directors of LSC, Quad/Graphics and merger sub. On December 21, 2018, an action captioned Joe Waters v. LSC, et al., No. 1:18-cv-08419, was filed in the U.S. District Court for the Northern District of Illinois against LSC, the directors of LSC, Quad/Graphics and merger sub on behalf of a putative class of LSC stockholders. On January 2, 2019, an action captioned David Wefer v. LSC, et al., No. 1:19-cv-00007, was filed in the U.S. District Court for the Southern District of New York against LSC and the directors of LSC. On January 7, 2019, an action captioned Patrick Plumley v. LSC, et al., No. 1:19-cv-00030-UNA, was filed in the U.S. District Court for the District of Delaware against LSC, the directors of LSC, Quad/Graphics and merger sub on behalf of a putative class of LSC stockholders. The lawsuits include similar allegations challenging the adequacy or completeness of the disclosures to LSC stockholders made in the initial version of this joint proxy statement/prospectus filed on December 11, 2018 regarding the merger, and the complaints assert claims under Section 14(a) and 20(a) of the Exchange Act against some or all of LSC, the members of the LSC board and Quad/Graphics. The complaints allege, among other things, that the initial version of this joint proxy statement/prospectus filed on December 11, 2018 misstated or omitted material information regarding the financial projections prepared by LSC management, the value of shares of LSC common stock and the financial analyses performed by LSC’s financial advisor and the sales process leading up to the merger. The complaints seek injunctive relief, including to enjoin the merger, damages in the event the merger is consummated and an award of attorneys’ fees, in addition to other relief.

Note 12.  Debt

The Company’s debt at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Borrowings under the Revolving Credit Facility (a)	$64	$75
Term Loan Facility due September 30, 2022 (b)	260	306
8.75% Senior Secured Notes due October 15, 2023	450	450
Capital lease and other obligations	4	3
Unamortized debt issuance costs	(11)	(12)
Total debt	767	822
Less: current portion	(108)	(123)
Long-term debt	$659	$699

(a)	The weighted-average interest rate on borrowings under the Company’s Revolving Credit Facility was 5.19% and 4.47% during the year ended December 31, 2018 and 2017, respectively.
(b)	The borrowings under the Term Loan Facility are subject to a variable interest rate. As of December 31, 2018 and 2017, the interest rate was 8.02% and 7.07%, respectively.

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

Credit Agreement

On December 20, 2018, the Company amended the Credit Agreement to, among other things, defer certain changes of the minimum Interest Coverage Ratio and the maximum Consolidated Leverage Ratio.  As a result, the maximum Consolidated Leverage Ratio will be reduced to 3.00 to 1.00 with respect to any fiscal quarter ending on or after March 31, 2020, as opposed to March 31, 2019, as originally contemplated in the Credit Agreement. The minimum Interest Coverage Ratio will be increased to 3.50 to 1.00 with respect to any test period ending on or after March 31, 2020, as opposed to March 31, 2019, as originally contemplated in the Credit Agreement. Other terms, including the outstanding principal, maturity date and other debt covenants remain the same.

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

Additional Debt Issuances Information

The fair values of the Senior Notes and Term Loan Facility that were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy.  The fair value of the Company’s debt was greater than its book value by approximately $22 million and $20 million at December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company had $51 million in outstanding letters of credit issued under the Revolving Credit Facility.  As of December 31, 2018, the Company also had $6 million in other uncommitted credit facilities, all of which were outside the U.S. (the “Other Facilities”).  As of December 31, 2018, letters of credit and guarantees of $2 million were issued and reduced availability under the Other Facilities. As of December 31, 2018, there were $66 million of borrowings under the Revolving Credit Facility and the Other Facilities (the “Combined Facilities”).

At December 31, 2018, the future maturities of debt, including capitalized leases, were as follows:

Amount
2019	$110
2020	43
2021	43
2022	136
2023	450
2024 and thereafter	—
Total (a)	$782

(a) Excludes unamortized debt issuance costs of $4 million and $6 million related to the Company’s Term Loan Facility and   8.75% Senior Notes due October 15, 2023, respectively, and a discount of $5 million related to the Company’s Term Loan Facility. These amounts do not represent contractual obligations with a fixed amount or maturity date.

The following table summarizes interest expense included in the consolidated and combined statements of operations:

	2018	2017	2016
Interest incurred	$82	$73	$19
Less: interest income	(2)	(1)	(1)
Interest expense-net	$80	$72	$18

Interest paid, net of interest received, was $76 million, $69 million and $7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 13.  Earnings Per Share

On May 31, 2018, the Company completed the repurchase approved by the Board of Directors of 1.6 million shares of common stock for a total cost of $20 million.  During the year ended December 31, 2017, the Company issued approximately 1.0 million shares of common stock in conjunction with the Fairrington acquisition and did not purchase shares of common stock.  During the years ended December 31, 2018 and 2017, a de minimis amount of shares were withheld from employees for tax liabilities upon vesting of equity awards.

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

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	2018	2017	2016
Net (loss) earnings per common share:
Basic	$(0.67)	$(1.69)	$3.25
Diluted	$(0.67)	$(1.69)	$3.23
Dividends declared per common share	$1.04	$1.00	$0.25
Numerator:
Net (loss) income	$(23)	$(57)	$106
Denominator:
Weighted average number of common shares outstanding	33.8	33.8	32.5
Dilutive options and awards	—	—	0.3
Diluted weighted average number of common shares outstanding	33.8	33.8	32.8

Note 14.  Retirement Plans

Defined Benefits Overview

The Company is the sole sponsor of certain defined benefit pension plans that are included in the consolidated balance sheets as of December 31, 2018 and 2017. The Company’s primary single employer defined benefit pension plans are frozen. No new employees will be permitted to enter these plans and participants will earn no additional benefits. The assets and certain obligations of the defined benefit pension plans includes plans qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Qualified Plan”) and related non-qualified benefits (the “Non-Qualified Plan”). The Qualified Plan will be funded in conformity with the applicable government regulations, such that the Company from time to time contributes at least the minimum amount required using actuarial cost methods and assumptions acceptable under government regulations. The Non-Qualified Plan is unfunded, and the Company pays retiree benefits as they become due.

The Company engages outside actuaries to assist in the determination of the obligations and costs under these plans. The Company records annual income and expense amounts relating to its pension plans based on calculations that include various actuarial assumptions such as discount rates, mortality, assumed rate of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into investment and other (income)-net over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

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

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations by purchasing a group annuity contract for certain retirees and beneficiaries from a third-party insurance company. As a result, the Company’s pension assets and liabilities are required to be remeasured as of the settlement date.  As of the remeasurement date, the reduction in the reported pension obligation for the participants under the annuity contract was approximately $477 million, and the reduction in plan assets was approximately $466 million.  The Company expects to record a non-cash settlement charge in the range of approximately $130 million to $140 million in the first quarter of 2019.  This charge results from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.  The settlement accounting is expected be completed in the first quarter of 2019.  In 2019, the Company expects annual non-cash net pension income to decrease by approximately $13 million to $35 million, due to the reduction in pension trust assets related to the transaction combined with a lower expected return on plan assets due to a change in asset allocation as part of the Company’s pension de-risking strategy.

The Company recorded non-cash settlement charges of $1 million in selling, general and administrative expenses in the three months ended June 30, 2016 in connection with settlement payments from an early buyout of certain former employees related to the 2014 acquisition of Esselte Corporation.  These charges resulted from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

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

Prior to the separation, for RRD sponsored defined benefit and post-employment plans, the Company recorded net pension and postretirement income of $28 million for the nine months ended September 30, 2016.  This amount is reflected all in investment and other (income)-net in the consolidated and combined statements of operations.

The Company made contributions totaling $6 million to its pension plans during the year ended December 31, 2018.  Based on the plans’ regulatory funded status, there are no required contributions for the Company’s U.S. Qualified Plan in 2019.  The required contributions in 2019, primarily for the Non-Qualified Plan, are expected to be approximately $6 million to its pension plans.

Defined Benefit Plans – Financial Information

Financial information regarding the Qualified, Non-Qualified and International plans is shown below:

	2018			2017			2016
		Non-Qualified			Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total	Qualified	& International	Total
Interest cost	$84	$3	$87	$86	$3	$89	$24	$6	$30
Expected return on plan assets	(155)	—	(155)	(153)	—	(153)	(48)	(7)	(55)
Amortization of actuarial loss	19	1	20	17	1	18	6	1	7
Settlement	—	—	—	—	—	—	1	—	1
Net periodic benefit (income) expense	$(52)	$4	$(48)	$(50)	$4	$(46)	$(17)	$—	$(17)

Weighted average assumption used to calculate net periodic benefit (income) expense:
Discount rate	3.5%	3.8%	3.5%	4.3%	4.3%	4.3%	3.8%	3.8%	3.8%
Expected return on plan assets	6.7%	7.8%	6.7%	6.9%	7.9%	6.9%	7.2%	7.2%	7.2%

The accumulated benefit obligation for the LSC Communications sponsored defined benefit Qualified Plan was $2,318 million and $2,572 million at December 31, 2018 and 2017, respectively.  The accumulated benefit obligation for the LSC Communications sponsored defined benefit Non-Qualified and international pension plans was $86 million and $94 million at December 31, 2018 and 2017, respectively.

	2018			2017
		Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total
Benefit obligation at beginning of year	$2,572	$95	$2,667	$2,439	$92	$2,531
Interest cost	84	3	87	86	3	89
Actuarial loss (gain)	(211)	(6)	(217)	169	5	174
Benefits paid	(127)	(4)	(131)	(122)	(5)	(127)
Benefit obligation at end of year	$2,318	$88	$2,406	$2,572	$95	$2,667

Fair value of plan assets at beginning of year	$2,478	$2	$2,480	$2,249	$2	$2,251
Actual return on assets	(86)	—	(86)	357	—	357
Employer contributions	—	6	6	—	6	6
Foreign currency translation	—	—	—	—	(1)	(1)
Separation-related adjustment	—	—	—	(6)	—	(6)
Benefits paid	(127)	(4)	(131)	(122)	(5)	(127)
Fair value of plan assets at end of year	$2,265	4	$2,269	$2,478	$2	$2,480

Unfunded status at end of year	$(53)	$(84)	$(137)	$(94)	$(93)	$(187)

	2018			2017
		Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total
Accrued benefit cost (included in accrued liabilities)	—	(5)	(5)	—	(5)	(5)
Pension liabilities	(53)	(79)	(132)	(94)	(88)	(182)
Net liabilities recognized in the consolidated balance sheets	$(53)	$(84)	$(137)	$(94)	$(93)	$(187)

The amounts included in accumulated other comprehensive loss in the consolidated balance sheets, excluding tax effects, that have not been recognized as components of net periodic cost at December 31, 2018 and 2017 were as follows:

	2018			2017
		Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total
Accumulated other comprehensive loss
Net actuarial loss	$(686)	$(22)	$(708)	$(674)	$(29)	$(703)
Total	$(686)	$(22)	$(708)	$(674)	$(29)	$(703)

The pre-tax amounts recognized in other comprehensive loss in 2018 as components of net periodic costs were as follows:

		Non-Qualified
	Qualified	& International	Total
Amortization of:
Net actuarial loss	$19	$1	$20
Amounts arising during the period:
Net actuarial (loss) gain	(31)	6	(25)
Total	$(12)	$7	$(5)

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. Unrecognized prior service costs or credits are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan’s active employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs in 2019 are shown below.  They are based on balances as of December 31, 2018 and do not include the impact of the partial settlement.

		Non- Qualified
	Qualified	& International	Total
Amortization of:
Net actuarial loss	$12	$1	$13

The weighted-average assumptions used to determine the net benefit obligation at the measurement date were as follows:

	2018			2017
		Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total
Discount rate	4.4%	4.5%	4.4%	3.7%	3.8%	3.7%

The following table provides a summary of pension plans with projected benefit obligations in excess of plan assets as of December 31, 2018 and 2017:

	2018			2017
		Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total
Projected benefit obligation	$2,318	$85	$2,403	$2,572	$95	$2,667
Fair value of plan assets	2,265	—	2,265	2,478	2	$2,480

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2018 and 2017:

	2018			2017
		Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total
Accumulated benefit obligation	$2,318	$85	$2,403	$2,572	$94	$2,666
Fair value of plan assets	2,265	—	2,265	2,478	2	2,480

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

Benefit payments are expected to be paid as follows:

		Non- Qualified
	Qualified	& International	Total
2019	$130	$5	$135
2020	134	6	140
2021	136	6	142
2022	141	6	147
2023	144	6	150
2024-2028	743	30	773

Defined Benefit Plans - Plan Assets

The Company’s overall investment approach for its U.S. Qualified Plan is to reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation. Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time. The expected long-term rate of return for plan assets is based upon many factors including asset allocation, historical asset returns, current and expected future market conditions, risk and active management premiums. The target asset allocation percentage as of December 31, 2018 for the U.S. Qualified Plan was approximately 40.0% for return seeking investments and approximately 60.0% for hedging investments.   Management reviews the performance of its investments on a quarterly basis.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2018 and 2017:

Cash and cash equivalents—Carrying value approximates fair value. As such, these assets were classified as Level 1.  The Company also invests in certain short-term investments that are valued using the amortized cost method.  As such, these assets were classified as Level 2.

Equity—The value of individual equity securities was based on quoted prices in active markets.  As such, these assets are classified as Level 1.

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

Investments measured at NAV as a practical expedient—The Company invests in certain equity, fixed income, real estate and private equity funds that are valued at calculated NAV per share. In accordance with FASB guidance investments that are measured at fair value using the NAV per share as a practical expedient have not been classified in the fair value hierarchy.

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

The fair values of the Company’s pension plan assets at December 31, 2018 and 2017, by asset category were as follows:

	December 31, 2018			December 31, 2017
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$54	$17	$71	$52	$30	$82
Equity	343	—	343	636	—	636
Fixed income	—	1,389	1,389	—	1,062	1,062
Derivatives and other	—	1	1	—	1	1
Investments measurement at NAV as a practical expedient	—	—	465	—	—	699
Total	$397	$1,407	$2,269	$688	$1,093	$2,480

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

During the years ended December 31, 2018, 2017 and 2016, the Company recorded restructuring, impairment and other charges relating to multiemployer pension plan withdrawal obligations of:

Year Ended	Unrelated to	Related to
December 31,	Facility Closures	Facility Closures	Total
2018	$2	$3	$5
2017	$4	$1	$5
2016	$3	$2	$5

Refer to Note 9, Restructuring, Impairment and Other Charges, for further details of charges related to complete or partial multiemployer pension plan withdrawal liabilities recognized in the consolidated and combined statements of operations.

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

As a result of the acquisition of Courier, the Company participates in two multiemployer pension plans, one of which the Company’s contributions are over 85% of the total plan contributions. Both plans are estimated to be underfunded and have a red zone status, designated as a result of low contribution funding levels, under the Pension Protection Act.

During the years ended December 31, 2018, 2017 and 2016, the Company made de minimis contributions to these multiemployer pension plans and other plans from which the Company has completely withdrawn as of December 31, 2018.

Note 15. Income Taxes

U.S. Tax Cuts and Jobs Act (“Tax Act”)

The Tax Act enacted on December 22, 2017 introduced significant changes to U.S. federal income tax law. Effective in 2018, the Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0% and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income (“GILTI”) tax and the base erosion anti-abuse tax, respectively. In addition, in 2017, the Company was subject to a one-time transition tax on accumulated foreign subsidiary earnings not previously subject to U.S. federal income tax.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company recognized provisional tax impacts related to the deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in its consolidated financial statements for the year ended December 31, 2017. Adjustments made to the provisional amounts allowed under SAB 118 were identified and recorded as discrete adjustments during the year ended December 31, 2018. The accounting was completed in the fourth quarter of 2018 and the adjustments are as follows:

•

Transition tax.  A one-time transition tax on the deemed repatriation of post-1986 undistributed earnings of foreign subsidiaries. As a result of this one-time deemed repatriation, the Company recorded a provisional tax expense of $16 million during the fourth quarter of 2017.  The final transition tax expense was $17 million.  The additional $1 million was recorded during the fourth quarter of 2018.

•

Remeasurement of deferred taxes.  A reduction in the U.S. federal corporate tax rate from a maximum of 35.0% to a flat rate of 21.0% beginning in 2018. The Company recorded a one-time net provisional tax expense of $8 million as a result of the revaluation of the Company’s deferred tax assets and liabilities to reflect the impact of the lower future U.S. federal corporate tax rates.  Upon the filing of the 2017 tax returns, the final tax expense was $9 million.  The additional $1 million was recorded during the fourth quarter of 2018.

•

Taxation of certain GILTI entities beginning in 2018. The Company has the ability to determine its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provision in future years, or in the period in which the tax is incurred. The Company determined its policy is to record taxes in the period in which they are incurred.

  Prior to the enactment of the Tax Act, the Company treated the undistributed earnings from foreign subsidiaries as indefinitely reinvested.  The Tax Act imposed a mandatory transition tax on deferred foreign earnings and generally eliminated U.S. tax on foreign subsidiary distributions to the U.S.  Accordingly, the Company has recognized the tax consequences of the Tax Act on all foreign unremitted earnings.  To the extent there is cash available, management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date.  As such, a withholding tax accrual has been recorded where appropriate and is not significant.  The Company has not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings as these basis differences will be indefinitely reinvested.  A determination of the unrecognized deferred taxes related to these other components of our outstanding basis differences is not practicable to calculate.

2018 Disposition

As described in Note 3, Business Combinations and Disposition, the Company completed the sale of its European printing business on September 28, 2018.  The 2018 tax provision reflects the impact of the sale which includes the elimination of tax balances related to the sold entities.  A $25 million non-cash provision was recorded primarily for the write-off of a deferred tax asset associated with the entities disposed.  As part of the write-off, tax carryforwards of $125 million and the associated valuation allowances of $108 million were disposed of as part of the sale.

Income tax expense (benefit) information

Income taxes have been based on the following components of earnings from operations before income taxes for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
U.S.	$(18)	$(71)	$129
Foreign	28	27	28
Total	$10	$(44)	$157

Prior to the separation, in the Company’s combined financial statements, income tax expense and deferred tax balances were calculated on a separate return basis, although with respect to certain entities, the Company’s operations have historically been included in the tax returns filed by the respective RRD entities of which the Company’s business was a part.

The components of income tax expense (benefit) from operations for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Current
U.S. federal	$4	$20	$54
U.S. state and local	1	1	10
Foreign	7	7	5
Current income tax expense	12	28	69
Deferred
U.S. federal	(3)	(11)	(17)
U.S. state and local	(2)	(4)	(3)
Foreign	26	—	2
Deferred income tax expense (benefit)	21	(15)	(18)
Income tax expense	$33	$13	$51

Refer to Note 16, Comprehensive Income, for details of the income tax expense or benefit allocated to each component of other comprehensive loss.

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate:

	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
Disposition of European printing business	242.4	—	—
Non-deductible share-based compensation	11.4	(8.9)	—
Foreign tax rate differential	9.6	6.5	(1.4)
Impact of the Tax Act
Transition tax	9.0	(36.2)	—
Deferred tax effects	4.4	(19.2)	—
Section 162(m) limitation	8.2	(5.1)	0.3
International investment tax credit	6.2	25.9	(1.6)
Fringe benefits disallowance	4.5	—	—
Meals and entertainment disallowance	4.4	(1.3)	0.1
Withholding taxes	3.2	—	—
Impairment charges	1.3	(21.8)	—
Domestic manufacturing deduction	—	1.3	(3.1)
Change in valuation allowances	(5.0)	(22.6)	0.9
State and local income taxes, net of U.S. federal income tax benefit	(12.0)	4.0	3.1
Other	10.8	11.9	(0.8)
Effective income tax rate	319.4%	(30.5%)	32.5%

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2018 and 2017 were as follows:

	2018	2017
Deferred tax assets:
Pension plan liabilities	$41	$58
Accrued liabilities	35	33
Net operating losses and other tax carryforwards	17	138
Interest expense carryforward	15	—
Foreign depreciation	6	13
Other	3	4
Total deferred tax assets	117	246
Valuation allowances	(11)	(115)
Net deferred tax assets	$106	$131

Deferred tax liabilities:
Accelerated depreciation	$(38)	$(40)
Other intangible assets	(25)	(30)
Inventories	(7)	(6)
Other	(9)	(5)
Total deferred tax liabilities	(79)	(81)

Net deferred tax assets	$27	$50

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Balance, beginning of year	$115	$87	$106
Current year expense-net	—	9	1
Transfer of U.K. entity to parent company	—	—	(7)
Disposition of European printing business	(108)	—	—
Foreign exchange and other	4	19	(13)
Balance, end of year	$11	$115	$87

As of December 31, 2018, the Company had domestic and foreign net operating loss deferred tax assets and other tax carryforwards of approximately $17 million and $0 million ($7 million and $131 million, respectively, at December 31, 2017), of which $10 million expires between 2019 and 2028.  Limitations on the utilization of these tax assets may apply. The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.

Cash payments for income taxes were $11 million, $36 million and $14 million during the years ended December 31, 2018, 2017 and 2016, respectively. There were no amounts settled with RRD for 2018 and 2017.  Total amounts settled with RRD were $57 million for 2016.  Cash refunds for income taxes were $10 million, a de minimis amount and $3 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Uncertain tax positions

During the year ended December 31, 2016, the entire $5 million balance of unrecognized tax benefits was settled.  There have been no additional unrecognized tax benefits recorded for the years ended December 31, 2018 and 2017.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. There was no interest expense, net of tax benefits, related to tax uncertainties recognized in the consolidated and combined statements of operations for the years ended December 31, 2018, 2017 and 2016.  No benefits were recognized for the years ended December 31, 2018, 2017 and 2016 from the reversal of accrued penalties.  There was no interest accrued related to income tax uncertainties at December 31, 2018 and 2017. There were no accrued penalties related to income tax uncertainties for the years ended December 31, 2018, 2017 and 2016.

The Company has tax years from 2012 that remain open and subject to examination by the IRS, certain state taxing authorities or certain foreign tax jurisdictions.

Note 16.  Comprehensive Income

The following table summarizes the change in accumulated other comprehensive loss by component for the years ended December 31, 2018, 2017 and 2016.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2015	$(46)	$(159)	$(205)
Other comprehensive income before reclassifications	29	5	34
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Transfer of pension plan from parent company, net	(495)	—	(495)
Transfer of U.K. entity to parent company, net	44	85	129
Net change in accumulated other comprehensive loss	(416)	90	(326)
Balance at December 31, 2016	$(462)	$(69)	$(531)
Other comprehensive income before reclassifications	23	21	44
Amounts reclassified from accumulated other comprehensive loss	11	—	11
Net change in accumulated other comprehensive loss	34	21	55
Balance at December 31, 2017	$(428)	$(48)	$(476)
Other comprehensive loss before reclassifications	(19)	(7)	(26)
Amounts reclassified from accumulated other comprehensive loss	15	—	15
Reclassification to accumulated deficit	(97)	—	(97)
Net change in accumulated other comprehensive loss	(101)	(7)	(108)
Balance at December 31, 2018	$(529)	$(55)	$(584)

The Company adopted ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) in the first quarter of 2018.  As a result of applying this standard in the period of adoption, the Company reclassified $97 million relating to the change in tax rate from accumulated other comprehensive loss to accumulated deficit in the Company’s consolidated balance sheet during the three months ended March 31, 2018.  ASU 2018-02 eliminates the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users.

Refer to the statements of comprehensive income for the components of comprehensive income for the years ended December 31, 2018, 2017 and 2016.

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Amortization of pension plan cost:
Net actuarial loss (a)	$20	$18	$7
Settlement	—	—	1
Reclassifications before tax	20	18	8
Income tax expense	5	7	2
Reclassifications, net of tax	$15	$11	$6

(a)

These accumulated other comprehensive income components are included in the calculation of net periodic pension benefits plan (income) expense that is recognized all in investment and other (income)-net in the consolidated and combined statements of operations (refer to Note 14, Retirement Plans).

Note 17. Stock and Incentive Programs

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

Share-Based Compensation Expense

Total compensation expense related to all share based compensation plans for the Company’s employees, officers and directors was $12 million, $13 million and $8 million for the years ended December 31, 2018, 2017 and 2016, respectively.  The expense in 2016 includes $5 million of expense allocated from RRD prior to the separation.  There were net tax benefits of $1 million, $2 million and $3 million, respectively, for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock Options

There was no significant activity related to stock options during the year December 31, 2018.

Restricted Stock Units

A summary of the Company’s RSU activity for LSC Communications, RRD and Donnelley Financial employees, officers and directors as of December 31, 2017 and 2018, and changes during the year ended December 31, 2018 is presented below.

		Weighted
	Shares	Average Grant
	(thousands)	Date Fair Value
Nonvested at December 31, 2017	704	$28.64
Granted	460	12.34
Vested	(219)	33.25
Forfeited	(48)	19.27
Nonvested at December 31, 2018	897	$19.65

During the year ended December 31, 2018, 459,855 RSUs were granted to certain executive officers and senior management. The shares are subject to time-based vesting and will cliff vest on March 2, 2021.  As of December 31, 2018, the total potential payout for the awards granted during the year ended December 31, 2018 is 433,385 RSUs.  The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.  These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or change of control of the Company.

Compensation expense related to LSC Communications, RRD and Donnelley Financial RSUs held by Company employees, officers and directors was $6 million, $9 million and $7 million for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018, there was $6 million of unrecognized share-based compensation expense related to approximately 0.9 million RSUs outstanding, with a weighted-average grant date fair value of $19.65, that are expected to vest over a weighted-average period of 1.3 years.

Restricted Stock Awards

A summary of RSA activity for the Company’s employees as of December 31, 2017 and 2018, and changes during the year ended December 31, 2018 is presented below.

		Weighted
	Shares	Average Grant
	(thousands)	Date Fair Value
Nonvested at December 31, 2017	112	$26.26
Vested	(49)	26.26
Forfeited	(18)	26.26
Nonvested at December 31, 2018	45	$26.26

Compensation expense related to RSAs for the years ended December 31, 2018, 2017 and 2016 was $1 million, $1 million and a de minimis amount, respectively.  As of December 31, 2018, there was $1 million of unrecognized compensation expense related to RSAs, which is expected to be recognized over a weighted average period of 0.8 years.

Performance Restricted Stock

A summary of PRS activity for the Company’s employees as of December 31, 2017 and 2018, and changes during the year ended December 31, 2018 is presented below.

		Weighted
	Shares	Average Grant
	(thousands)	Date Fair Value
Nonvested at December 31, 2017	222	$26.80
Vested	(89)	26.26
Nonvested at December 31, 2018	133	$27.16

During the years ended December 31, 2017 and 2016, 44,760 and 266,072 shares of PRS were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance periods for the shares awarded in 2017 and 2016 are January 1, 2017 to December 31, 2017 and October 1, 2016 to September 30, 2019, respectively.  In addition to being subject to achievement of the performance target, the shares awarded in 2017 are also subject to time-based vesting on March 2, 2020.  In addition to being subject to achievement of the performance target, the shares awarded in 2016 are also subject to time-based vesting in 3 even tranches on October 1, 2017, October 1, 2018 and October 1, 2019. 88,691 shares vested on October 1, 2018.  For all awards, the performance-based vesting and the time-based vesting must be met for the PRS to vest.

The fair value of these awards was determined on the date of grant based on the Company’s stock price.  These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or change of control of the Company.

Compensation expense for the awards granted during the year ended December 31, 2017 is being recognized based on an estimated payout of 44,760 shares. Compensation expense for the awards granted during the year ended December 31, 2016 is being recognized based on an estimated payout of 266,072 shares.  Compensation expense related to PRS for the years ended December 31, 2018, 2017 and 2016 was $3 million, $3 million and $1 million, respectively.  As of December 31, 2018, there was $2 million of unrecognized compensation expense related to PRS, which is expected to be recognized over a weighted average period of 0.9 years.

Performance Share Units

A summary of PSU activity for the Company’s employees as of December 31, 2017 and 2018, and changes during the year ended December 31, 2018 is presented below.

		Weighted
	Shares	Average Grant
	(thousands)	Date Fair Value
Nonvested at December 31, 2017	29	$26.72
Granted	249	12.67
Forfeited	(20)	17.71
Nonvested at December 31, 2018	258	$13.85

The 2018 and 2017 grants consisted of 248,583 and 28,520 PSUs, respectively, granted during the years ended December 31, 2018 and 2017 to certain members of senior management, respectively, payable upon the achievement of certain established performance targets.  The performance period for 242,965 of the units awarded in 2018 is January 1, 2018 to December 31, 2020.  The performance period for 5,618 of the units awarded in 2018 that relate to the 2017 grant and all units awarded in 2017 is January 1, 2017 to December 31, 2017, respectively.  As of December 31, 2018, compensation expense for the PSUs granted in 2017 is being recognized based on an estimated payout of 27,192 shares.  Compensation expense is being recognized as of December 31, 2018 based on an estimated payout of 121,483 for the 2018 grant, which is 50% of the original granted shares.  In addition to being subject to achievement of the performance target, the PSUs granted in 2018 and 2017 are also subject to time-based vesting on March 2, 2021 and March 2, 2020, respectively.  Both the performance-based vesting and the time-based vesting must be met for the PSUs to vest.

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

There was $1 million and a de minimis amount of compensation expense related to PSUs for each of the years ended December 31, 2018 and 2017, respectively.  As of December 31, 2018, there was $1 million of unrecognized compensation expense related to PSUs, which is expected to be recognized over a weighted average period of 2.1 years.

Note 18.  Segment Information

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

The Company’s segment and product and service offerings are summarized below:

Magazines, Catalogs and Logistics

The Magazines, Catalogs and Logistics segment primarily produces magazines and catalogs, as well as provides logistics solutions to the Company and other third parties.  The segment also provides certain other print-related services, including mail-list management and sortation.  The segment has operations primarily in the U.S.  The Magazines, Catalogs and Logistics segment is divided into two reporting units: magazines and catalogs; and logistics.   The Magazines, Catalogs and Logistics segment accounted for approximately 45% of the Company’s consolidated net sales in 2018.

Book

The Book segment produces books for publishers primarily in the U.S.  The segment also provides supply-chain management services and warehousing and fulfillment services, as well as e-book formatting for book publishers.  The Book segment accounted for approximately 28% of the Company’s consolidated net sales in 2018.

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories: filing products, envelopes, note-taking products, binder products, and forms.  The Office Products segment accounted for approximately 15% of the Company’s consolidated net sales in 2018.

Other

The Other grouping consists of the following non-reportable segments: Europe, Directories, Mexico, and Print Management. Europe produces magazines, catalogs and directories and provides packaging and pre-media services.  Mexico produces magazines, catalogs, statements, forms, and labels.   Print Management provides outsourced print procurement and management services.  The Company disposed of its European printing business in the third quarter of 2018.  The Other grouping consists of approximately 12% of the Company’s consolidated net sales in 2018.

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

		Income (Loss)		Depreciation
Year Ended	Net	from	Assets of	and	Capital
December 31, 2018	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$1,767	$(31)	$726	$62	$24
Book	1,055	58	572	52	31
Office Products	562	40	298	13	1
Total reportable segments	3,384	67	1,596	127	56
Other	444	26	78	10	3
Corporate	(2)	(51)	80	1	4
Total operations	$3,826	$42	$1,754	$138	$63

		Income (loss)		Depreciation
Year Ended	Net	from	Assets of	and	Capital
December 31, 2017	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$1,583	$(73)	$780	$72	$24
Book	1,022	62	553	60	13
Office Products	495	42	377	15	5
Total reportable segments	3,100	31	1,710	147	42
Other	503	28	222	11	10
Corporate	—	(78)	82	2	8
Total operations	$3,603	$(19)	$2,014	$160	$60

		Income (loss)		Depreciation
Year Ended	Net	from	Assets of	and	Capital
December 31, 2016	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$1,526	$28	$638	$76	$19
Book	1,097	86	626	67	10
Office Products	527	54	323	15	3
Total reportable segments	3,150	168	1,587	158	32
Other	504	27	237	12	10
Corporate	—	(65)	128	1	6
Total operations	$3,654	$130	$1,952	$171	$48

Corporate assets primarily consisted of the following items at December 31, 2018, 2017 and 2016:

	2018	2017	2016
Receivables, less allowances for doubtful accounts	$17	$19	$54
Software	19	17	13
Cash and cash equivalents	11	12	45
Long-term investments	14	13	19
Property, plant and equipment, net	14	14	15
LIFO reserves	(52)	(57)	(58)
Deferred income tax assets, net of valuation allowance	22	19	24

Restructuring, impairment and other charges by segment for the year ended December 31, 2018, 2017 and 2016 are described in Note 9, Restructuring, Impairment and Other Charges.

Note 19. Geographic Areas

The table below presents net sales and long-lived assets by geographic region.

				Consolidated
	North America (b)	Europe	Mexico	& Combined
2018
Net sales	$3,495	$225	$106	$3,826
Long-lived assets (a)	571	—	30	601

2017
Net sales	$3,226	$271	$106	$3,603
Long-lived assets (a)	607	32	36	675

2016
Net sales	$3,286	$272	$96	$3,654
Long-lived assets (a)	651	30	23	704

(a)	Includes net property, plant and equipment and other noncurrent assets.
(b)	North America includes the United States and Canada.

As explained in Note 3, Business Combinations and Disposition, the Company completed the sale of its European printing business on September 28, 2018.

Note 20.  Related Parties

On March 28, 2017, RRD completed the sale of approximately 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.

Allocations from RRD

Prior to the separation, RRD provided LSC Communications certain services, which included, but were not limited to, information technology, finance, legal, human resources, internal audit, treasury, tax, investor relations and executive oversight. RRD charged the Company for these services based on direct usage, when available, with the remainder allocated on a pro rata basis by revenue, headcount, or other measures.  These allocations were reflected as follows in the consolidated and combined statement of operations:

Nine months ended
September 30, 2016
Costs of goods sold	$67
Selling, general and administrative	114
Depreciation and amortization	5
Total allocations from RRD	$186

The Company considered the expense methodologies and financial results to be reasonable.  However, these allocations may not be indicative of the actual expenses that may have been incurred as an independent public company or the costs LSC Communications may incur in the future.

After the separation, the Company no longer receives or records allocations from RRD. The Company records transactions with RRD as external arms-length transactions in the Company’s consolidated financial statements.

Transactions with RRD

Revenues and Purchases

Given that RRD sold its remaining stake in LSC Communications on March 28, 2017, the following information is presented for the three months ended March 31, 2017 and year ended December 31, 2016 only.

LSC Communications generates net revenue from sales to RRD’s subsidiaries.  Net revenues from related party sales were $32 million and $87 million for the three months ended March 31, 2017 and year ended December 31, 2016, respectively.

LSC Communications utilizes RRD for freight and premedia services, and utilized RRD for logistics services prior to LSC Communications’ acquisition of Print Logistics in 2018.  There were cost of sales of $51 million and $208 million for the three months ended March 31, 2017 and year ended December 31, 2016, respectively, related to freight, logistics and premedia services purchased from RRD.  These amounts are included in the consolidated and combined statements of operations.

Note 21.  New Accounting Pronouncements

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

The standard is effective in the first quarter of 2019.  Early adoption of ASU 2016-02 is permitted, however, the Company will adopt the standard in the first quarter of 2019.  In July 2018, the FASB issued Accounting Standards Update No. 2018-11 “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), which permits companies to initially apply the new leases standard at the adoption date and not restate periods prior to adoption.  The Company will adopt ASU 2018-11.

The new standard provides a number of optional practical expedients in transition and in ongoing accounting. The Company will elect the ‘package of practical expedients’, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company will not elect the use-of-hindsight or the practical expedient pertaining to land easements. Related to ongoing accounting, the Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet and will also elect the practical expedient to not separate lease and non-lease components for all of our leases.  When calculating the balance sheet right of use assets and lease liabilities, the Company will apply an incremental borrowing rate commensurate with the original lease term and lease payments.

Upon adoption of ASC 842, the Company is required to recognize all right of use assets and lease liabilities on the balance sheet. Based upon the balances that existed as of December 31, 2018, the Company will record an increase of approximately $206 million to both right of use assets and lease liabilities in the first quarter of 2019.   We anticipate that the adoption of ASC 842 will not have a material impact to the future consolidated net earnings and will not have a material impact on our liquidity or our debt-covenant compliance under our current agreements.

UNAUDITED INTERIM FINANCIAL INFORMATION

(tabular amounts in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2018
Net sales	$929	$943	$1,015	$939	$3,826
Cost of sales	808	798	862	815	3,283
(Loss) income from operations	(6)	18	41	(11)	42
Net (loss) income	(11)	8	(4)	(16)	(23)
Net (loss) earnings per basic share	(0.32)	0.24	(0.12)	(0.47)	(0.67)
Net (loss) earnings per diluted share	(0.32)	0.23	(0.12)	(0.47)	(0.67)

2017
Net sales	$821	$848	$935	$999	$3,603
Cost of sales	692	705	778	851	3,026
Income (loss) from operations	7	7	(18)	(15)	(19)
Net (loss) income	(1)	5	(3)	(58)	(57)
Net (loss) earnings per basic share	(0.02)	0.13	(0.07)	(1.68)	(1.69)
Net (loss) earnings per diluted share	(0.02)	0.12	(0.07)	(1.68)	(1.69)

The amounts above reflect the results of acquired businesses from the relevant acquisition dates and include the following significant items:

	Pre-tax					After-tax
2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Purchase accounting adjustments	$3	$—	$1	$(1)	$3	$2	$—	$1	$(1)	$2
Acquisition, merger and disposition-related expenses	1	1	2	6	10	—	1	2	5	8
Restructuring, impairment and other charges-net	6	11	1	17	35	4	8	1	14	27

	Pre-tax					After-tax
2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Separation-related expenses	$1	$2	$1	$—	$4	$1	$1	$1	$—	$3
Purchase accounting adjustments	—	—	1	(2)	(1)	—	—	1	(2)	(1)
Acquisition-related expenses	—	1	2	2	5	—	1	1	1	3
Loss on debt extinguishment	—	—	—	3	3	—	—	—	2	2
Restructuring, impairment and other charges-net	6	21	60	42	129	3	14	25	50	92

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

4.1

Indenture, dated as of September 30, 2016, among LSC Communications, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.2

Registration Rights Agreement, dated as of July 28, 2017, by and among LSC Communications, Inc. Victor G. Warren Revocable Trust Dated July 14, 1993, James Reifenberg, Mark Nickel, Phillip Warren and James M. Slattery (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on October 2, 2017)

10.1

Credit Agreement, dated as of September 30, 2016, among LSC Communications, Inc., the lenders party thereto, Bank Of America, N.A., as Administrative Agent Swing Line Lender and an L/C Issuer, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.2

Amendment No. 1 to Credit Agreement dated as of November 17, 2017, by and among LSC Communications, Inc., the other Loan Parties, the 2017 Refinancing Term Lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 3, 2018)

10.3

Amendment No. 2 to Credit Agreement dated as of December 20, 2018, by and among LSC Communications, Inc. the other Loan Parties, the Lenders party thereto and Bank of America, N. A., as administrative agent and collateral agent (filed herewith)

10.4	2016 LSC Communications, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.5	Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2017)*

10.6

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of August 1, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018)*

10.7

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

10.9	LSC Communications Annual Incentive Plan as amended and restated effective January 17, 2019 (filed herewith)*

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

10.13	Form of Participation Agreement for the Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 19, 2018)*

10.14

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

10.18

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

10.23	Form of Stock Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

10.24

Form of Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018)*

10.25	Form of Restricted Stock Unit Award Agreement (for 2019) (filed herewith)*

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

10.28	Non-Employee Director Compensation Plan effective as of October 30, 2018 (filed herewith)*

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

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February 2019.

LSC COMMUNICATIONS, INC.

By:	/ S / Andrew B. Coxhead
Andrew B. Coxhead Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 19th day of February 2019.

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