Form 10-K/A
period 2018-12-31
LSC Communications, Inc.
filed 2019-04-12
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code — (773) 272-9200

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

As of April 5, 2019, 33,510,017 shares of common stock were outstanding.

EXPLANATORY NOTES

This Amendment No. I to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of LSC Communications, Inc. (“LSC,” “LSC Communications,” “we,” “our,” “us” and the “Company”), as originally filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2019 (the “Original Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2018.

In addition, Item 15 of Part IV has been amended solely to include the currently dated certification of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto. Because financial statements have not been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as expressly set forth herein, this Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the file date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K.

On October 1, 2016, R. R. Donnelley & Sons Company (“RR Donnelley” or “RRD”) effected its previously-announced intention to separate into three independent public companies: Donnelley Financial Solutions, Inc., LSC Communications and RR Donnelley. The separation (the “Separation”) was effected when RRD distributed on a pro rata basis to holders of its common stock at least 80% of the outstanding shares of LSC common stock.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF LSC COMMUNICATIONS AND CORPORATE GOVERNANCE

DIRECTORS

The names of the Company’s directors, along with their present positions, their career highlights, current directorships held with other public companies, as well as public directorships during the past five years, other affiliations, their ages and the year first elected as a director, are set forth below. Certain individual qualifications, experiences and skills of our directors that contribute to the effectiveness of the Company’s Board of Directors (the “Board”) as a whole are also described below.

Thomas J. Quinlan III, 56 Chairman, Chief Executive Officer and President Director since: 2016 Current Public Directorships: None	Key Experience and Qualifications

Mr. Quinlan’s extensive experience at RR Donnelley and now LSC provides the Board with expertise in the printing and office products industries, especially with respect to business integration strategies needed to achieve our Company’s business plan. He also brings to the Board his familiarity with a broad range of operational issues, including sales, manufacturing and corporate staff functions, as a result of his many experiences in management roles across several industries.

Former Public Directorships: RR Donnelley

Career Highlights

+  Chairman of the Board, Chief Executive Officer and President of the Company since October 2016

+  Chief Executive Officer and President of RR Donnelley from April 2007 to October 2016

+  Other positions at RR Donnelley from 2004 to April 2007 including Group President, Global Services, Chief Financial Officer and Executive Vice President, Operations

M. Shân Atkins, 62	Key Experience and Qualifications
Director since: 2016 Current Public Directorships: Darden Restaurants, Inc.

Ms. Atkins has extensive experience in finance and accounting and in developing and executing strategic and operating plans for major consumer and retail organizations. She also has considerable corporate governance experience through years of service on the boards of other companies.

SpartanNash Company

SunOpta Inc.

Aurora Cannabis Inc.

Former Public Directorships:

Chapters, Inc.

The Pep Boys—Manny, Moe & Jack

Tim Hortons Inc.

Shoppers DrugMart Corporation

Other Affiliations:

True Value Company

Career Highlights

+  Full time independent director

+  Co-founder and Managing Director of Chetrum Capital LLC, a private investment firm from 2001 to 2017

+  Various executive positions with Sears, Roebuck & Company, a North American retailer, from 1996 to 2001

+  A leader in the consumer and retail practice at Bain & Company, an international management consultancy, from 1982 to 1996

+  Began career as a public accountant at what is now PricewaterhouseCoopers LLP, an accounting firm

Margaret A. Breya, 57 Director since: 2016 Current Public Directorships: None Former Public Directorships: Jive Software, Inc. MicroStrategy Incorporated Other Affiliations: InCorta, Inc. NSONE, Inc.	Key Experience and Qualifications
Ms. Breya’s extensive experience brings marketing, operations and enterprise software expertise to the Board.

Career Highlights

+  Chief Marketing Officer of MicroStrategy Incorporated since July 2018

+  Chief Operating Officer of Ionic Security Inc. from January 2016 to June 2018

+  Chief Marketing Officer and Executive Vice President of Market Development at Informatica Corporation, a leading independent provider of enterprise data integration and data quality software and services, from December 2012 to August 2015

+  Various positions of increasing responsibility in operations and marketing at Hewlett-Packard Company, a global provider of products, technologies, software, solutions and services, from 2010 to 2012

+  Various positions of increasing responsibility at SAP AG, an enterprise software company, from 2006 to 2010

Judith H. Hamilton, 74

Director since: 2016

Current Public Directorships:

None

Former Public Directorships:

RR Donnelley

Other Affiliations:

Novell, Inc.

Software.com

Lante Corporation

Giga Information Group, Inc.

Key Experience and Qualifications

Ms. Hamilton’s experience as a chief executive officer of various software and technology companies helps the Board address the challenges faced due to rapid changes in communications strategies. Her involvement in early stage companies also brings to the Board entrepreneurial experience. She also has considerable corporate governance experience through years of service on the boards of other companies.

Career Highlights

+  Lead Director of the Company’s Board since October 2016

+  Former President and Chief Executive Officer of Classroom Connect Inc., a provider of materials integrating the Internet into the education process

+  Former President and Chief Executive Officer of FirstFloor Software, an Internet software publisher

+  Former Chief Executive Officer of Dataquest, a market research firm for technology

Francis J. Jules, 62 Director since: 2016 Current Public Directorships: None Former Public Directorships: ModusLink Global Solutions, Inc.	Key Experience and Qualifications

Mr. Jules has a proven track record in leading large, complex teams around the globe in sales, marketing, product and technical solutions to serve enterprise, medium, and small customers around the world. He has both operational and strategic leadership skills.

Career Highlights

+  President of Global Business for AT&T Corporation since 2012

+  AT&T Corporation’s Executive Vice President, Global Enterprise Solutions sales team from 2010 to 2012, President and Chief Executive Officer, Advertising Solutions from 2007 to 2010 and Senior Vice President, Network Integration from 2005 to 2007

+  President, Global Markets (East) for SBC Communications from 2003 to 2005

Thomas F. O’Toole, 61

Director since: 2016

Current Pubic Directorships:

Alliant Energy Corporation (and its wholly owned subsidiaries Wisconsin Power and Light Company and Interstate Power and Light Company)

Extended Stay America, Inc.

Former Public Directorships:

Pegasus Solutions, Inc.

Other Affiliations:

Corporation for Travel Promotion

Key Experience and Qualifications

Mr. O’Toole has extensive experience in leadership, customer perspectives and information systems, and provides the Board with a combination of abilities and unique insights into its strategy and operations.

Career Highlights

+  Executive Director, Program for Data Analytics and Clinical Professor of Marketing at the Kellogg School of Management at Northwestern University since September 2018; Senior Fellow and Clinical Professor of Marketing at Kellogg from September 2016 to September 2018

+  Senior Advisor at McKinsey and Company since January 2017

+  Senior Vice President, Chief Marketing Officer of United Airlines and President of MileagePlus for United Continental Holdings, Inc., a global air carrier, from 2015 to December 2016; Senior Vice President, Marketing and Loyalty and President, MileagePlus from 2012 to 2015; Chief Operating Officer, Mileage Plus Holdings, LLC from 2010 to 2012; and Senior Vice President and Chief Marketing Officer in 2010

+  Advisor with Diamond Management & Technology Consultants, a management and technology consulting firm, from 2009 to 2010

+  Various positions of increasing responsibility at Hyatt Hotels Corporation from 1995 to 2008, including Chief Marketing Officer and Chief Information Officer

Richard K. Palmer, 52 Director since: 2016 Current Public Directorships: None Former Public Directorships: RR Donnelley Other Affiliations: FCA US LLC	Key Experience and Qualifications

Mr. Palmer’s experience as chief financial officer of both public and global companies, as well as his position as a member of the highest executive decision-making body of a large multinational company, brings financial, international and operational expertise. He is an audit committee financial expert based on his experience as chief financial officer of a public company as well as his experience as an auditor with a public accounting firm.

Career Highlights

+  Chief Financial Officer, Senior Vice President and member of Group Executive Council of Fiat Chrysler Automobiles N.V. (“FCA”), an international group that designs, produces and sells passenger cars and commercial vehicles, since 2011

+  Chief Financial Officer of FCA US LLC, a vehicle manufacturer that is part of a global alliance with FCA, since 2009

+  Chief Financial Officer of Fiat Group Automobiles S.p.A., industrial vehicle and bus manufacturing company owned by Fiat, from 2006 to 2009

+  Chief Financial Officer of Iveco S.p.A and Chief Financial Officer, Comau S.p.A., a developer of automation systems and other robotic devices owned by Fiat, 2003 to 2005

+  Prior thereto, various positions at

-   General Electric Company

-   United Technologies Corporation

-   Price Waterhouse (now PricewaterhouseCoopers LLP)

Douglas W. Stotlar, 58

Director since: 2016

Current Public Directorships:

AECOM

Reliance Steel & Aluminum Co.

Former Public Directorships:

URS Corporation

Con-way Inc.

Other Affiliations:

Stone Canyon Packaging, LLC

Key Experience and Qualifications

Mr. Stotlar has substantial knowledge of the transportation and logistics sector, which is relevant to our business activities. In addition, due to his prior experience as the former chief executive officer and as a director of a public company, he contributes valuable leadership experience as well as knowledge of legal and regulatory requirements and trends.

Career Highlights

+  Former President and Chief Executive Officer of Con-way, Inc., a transportation and logistics company, from April 2005 to October 2015

+  Various positions of increasing responsibility at Con-way, Inc. from 1985 to 2005

Shivan S. Subramaniam, 70	Key Experience and Qualifications
Director since: 2016 Current Pubic Directorships: Citizens Financial Group, Inc. Former Public Directorships: None Other Affiliations: FM Global Inc. Lifespan Corporation

Mr. Subramaniam has significant experience as a chairman and chief executive officer and provides the Board with financial, strategic and operational leadership. He also has considerable corporate governance experience as the chair of a governance committee.

Career Highlights

+  Former Chairman of FM Global Inc., a property and casualty insurance company from 2002 to 2017

+  Chief Executive Officer of FM Global Inc. from 1999 to 2014 and President and Chief Executive Officer from 1999 to 2002

+  Various finance positions of increasing responsibility at Allendale Insurance Company from 1974 to 1999, including as Chairman and Chief Executive Officer from 1992 to 1999

EXECUTIVE OFFICERS

Certain information regarding our executive officers other than Mr. Quinlan is set forth below. Biographical information for Mr. Quinlan, who serves as the Chairman of the Board of Directors, may be found in Directors above.

Name, Age and Position	Business Experience

Suzanne S. Bettman, 54 Chief Administrative Officer and General Counsel

Served as Chief Administrative Officer and General Counsel since October 2016. Prior to this, served as RRD’s Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer from January 2007 to September 2016 and as its Senior Vice President, General Counsel from March 2004 to January 2007.

Andrew B. Coxhead, 50 Chief Financial Officer

Served as Chief Financial Officer since October 2016. Prior to this, served as RRD’s Senior Vice President and Chief Accounting Officer from October 2007 to September 2016, and Corporate Controller from October 2007 to January 2013 and from 1995 in various other positions including in financial planning, accounting, manufacturing management, operational finance and mergers and acquisitions, including as Vice President, Assistant Controller.

Kent A. Hansen, 48 Chief Accounting Officer and Controller

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

Richard T. Lane, 62 Chief Strategy and Supply Chain Officer

Served as Chief Strategy and Supply Chain Officer since October 2016 and, since 2018, has operational responsibility for the Company’s book segment. Prior to this, served as RRD’s Executive Vice President of Global Business Solutions and was responsible for product and materials sourcing, Customer Service and Global Print Management Sales and Operations and from 1989 to 1997 and since 2005 in various capacities within RRD in sales, strategy and operations, and from 1997 to 2005, with other companies in strategic sales and operations roles.

THE BOARD’S COMMITTEES AND THEIR FUNCTIONS

The Board has three standing committees. The members of those committees and the committees’ responsibilities are described below. Each committee operates under a written charter that is reviewed annually and is posted on the Investors section of the Company’s website at the following address: www.lsccom.com.

Audit Committee
Richard K. Palmer (Chair) Margaret A. Breya Douglas W. Stotlar Shivan S. Subramaniam

Responsibilities

Assists the Board in its oversight of:

+  The integrity of the Company’s financial statements and the Company’s accounting and financial reporting processes and financial statement audits

+  The qualifications and independence of the Company’s independent registered public accounting firm

+  The performance of the Company’s internal auditing department and its independent registered public accounting firm

The Company’s Audit Committee selects, sets compensation, evaluates and, when appropriate, replaces the Company’s independent registered public accounting firm.

Pursuant to its charter, the Audit Committee is authorized to obtain advice and assistance from internal or external legal, accounting or other advisors and to retain third-party consultants, and has the authority to engage independent auditors for special audits, reviews and other procedures.

As required by its charter, each member of the Audit Committee is independent and financially literate, as such terms are defined for purposes of the NYSE listing rules and the federal securities laws. The Board has determined that each of Richard K. Palmer, Douglas W. Stotlar and Shivan S. Subramaniam is an “audit committee financial expert” as such term is defined under the federal securities laws.

Corporate Responsibility & Governance Committee
Judith H. Hamilton (Chair) M. Shân Atkins Margaret A. Breya Thomas F. O’Toole Shivan S. Subramaniam

Responsibilities

+  Makes recommendations to the Board regarding nominees for election to the Board and recommends policies governing matters affecting the Board

+  Develops and implements governance principles for the Company and the Board

+  Conducts the regular review of the performance of the Board, its committees and its members

+  Oversees the Company’s responsibilities to its employees and to the environment

+  Recommends director compensation to the Board

As required by its charter, each member of the Company’s Corporate Responsibility & Governance Committee is independent as such term is defined for purposes of the NYSE listing rules and the federal securities laws.

Pursuant to its charter, the Corporate Responsibility & Governance Committee is authorized to obtain advice and assistance from outside advisors and to retain third-party consultants, and has the sole authority to approve the terms and conditions under which it engages director search firms.

Human Resources Committee
Francis J. Jules (Chair) M. Shân Atkins Thomas F. O’Toole Douglas W. Stotlar

Responsibilities

+  Establishes the Company’s overall compensation strategy

+  Establishes the compensation of the Company’s Chief Executive Officer, other senior officers and key management employees

+  Adopts amendments to, and approves terminations of, the Company’s employee benefit plans

As required by its charter, each member of the Company’s Human Resources Committee (the “HR Committee”) is independent, as such term is defined for purposes of the NYSE listing rules and the federal securities laws. In addition, in accordance with the NYSE listing rules requiring the Board to affirmatively determine that each member of the HR Committee is independent, the Board considered all factors specifically relevant to determining whether a director has a relationship to the Company which is material to that director’s ability to be independent and affirmatively determined that each member of the HR Committee is independent.

Pursuant to its charter, the HR Committee is authorized to obtain advice and assistance from internal or external legal or other advisors and has the sole authority to engage counsel, experts or consultants in matters related to the compensation of the Chief Executive Officer and other executive officers of the Company (with sole authority to approve any related fees and other retention terms).

Pursuant to its charter, prior to selecting or receiving any advice from any committee advisor (other than in-house legal counsel) and on an annual basis thereafter, the HR Committee must assess the independence of such committee advisor in compliance with any applicable NYSE listing rules and the federal securities laws.

The HR Committee must also review and approve, in advance, any engagement of any committee compensation consultant by the Company for any services other than providing advice to the Committee regarding executive officer compensation.

Code of Ethics

The Company has adopted a policy statement entitled Code of Ethics that applies to its Chief Executive Officer and senior financial officers. In the event that an amendment to, or a waiver from, a provision of the Code of Ethics is made or granted, the Company intends to post such information on its web site, www.lsccom.com. A copy of the Company’s Code of Ethics has been filed as an exhibit to the Original Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than ten percent of the common stock of the Company, to file with the SEC reports of ownership of company securities and changes in reported ownership. Officers, directors and greater than ten percent stockholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of the copies of such forms furnished to the Company, or written representations from the reporting persons that no Form 5 was required, the Company believes that during 2018, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were met in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

EXECUTIVE SUMMARY

In this Compensation Discussion & Analysis (“CD&A”), we will describe the material components of our executive compensation program applicable to our named executive officers (our “NEOs”). While the discussion in this CD&A is focused on our NEOs, many components of our executive compensation program apply broadly across our executive ranks.

Our NEOs include:

+	Thomas J. Quinlan III, our Chairman, Chief Executive Officer (“CEO”) and President;

+	Suzanne S. Bettman, our Chief Administrative Officer and General Counsel;

+	Andrew B. Coxhead, our Chief Financial Officer;

+	Kent A. Hansen, our Chief Accounting Officer and Controller; and

+	Richard T. Lane, our Chief Strategy and Supply Chain Officer.

LSC’s executive compensation program is designed to strike an appropriate balance among rewarding our executives for strong performance, ensuring long-term LSC success, considering stockholder interest and encouraging our executive talent to remain with the Company.

This CD&A describes LSC’s Compensation Philosophy, the components of our executive compensation program, our decision-making process, our 2018 compensation decisions and other relevant policies and practices. Highlights of the Company’s performance as well as our 2018 executive compensation program are described below.

2018 Company Highlights

In 2018, LSC successfully:

+

Announced entry into a definitive agreement (the “Merger Agreement”) to combine in an all-stock transaction with Quad/Graphics, Inc. (the “Merger”) to create a highly efficient print platform that will strengthen the role of print in a multichannel media world;

+	Generated free cash flow of $99 million;

+	Returned $55 million to stockholders in the form of quarterly dividends of $0.26 per quarter ($35 million) and stock repurchases ($20 million);

+	Successfully integrated the 2016-2017 acquisitions realizing significant synergies; and

+	Pursued strategic opportunities to strengthen our strategic focus, as described below:

-	Successfully acquired and integrated the acquisition of the Print Logistics business of RR Donnelley;

-	Completed the sale of our European printing business; and

-	Rolled out enhanced service offerings driven by technology and innovation to support book publishers such as order-to-cash, unique identifiers and warehousing and distribution services.

2018 Executive Compensation Program Highlights

+

Robust and Informed Decision-Making Process. The HR Committee, which met 10 times in 2018, has a robust and informed decision-making process which is guided by the LSC Compensation Philosophy. The HR Committee also considers input from its independent compensation consultant.

+

Revised LSC Compensation Philosophy. The HR Committee reviewed the LSC Compensation Philosophy with its independent compensation consultant, Willis Towers Watson, and made various revisions to better state the HR Committee’s vision for LSC’s compensation program.

+

Benchmarked Compensation Decisions. In general, total compensation levels for the NEOs are targeted at the 50th percentile of peer group data, when available for a position, and by market survey data. This 50th percentile target level provides a total competitive anchor point for LSC’s executive compensation program. Actual compensation levels vary up or down from targeted levels based on the Company’s performance and the individual’s role, responsibilities, experience and performance.

+

Stockholder Engagement. LSC’s 2018 compensation decisions and planning were impacted by our solicitation of stockholder feedback and stockholder engagement regarding compensation and other governance matters. Our stockholder engagement plan was put on hold following the announcement of the Merger so as to remain compliant with the relevant securities law restrictions on solicitations of proxies.

+ Pay for Performance.

-

Consistent with our pay for performance philosophy, no bonus payments were paid under the Annual Incentive Plan (“AIP”) for 2018 to any employee, including the CEO and the other NEOs, as 2018 performance did not meet the EBITDA corporate financial target under the AIP.

-	No changes were made to the NEOs’ target bonus opportunities under the AIP.

+ Expansion of the Key Employee Severance Plan in Lieu of Employment Agreements. The HR Committee determined that each of the NEOs, other than Mr. Quinlan, would be eligible to participate in the Company’s Key Employee Severance Plan in order to standardize and streamline the NEOs’ existing entitlements under their legacy and inconsistent employment agreements. Each of Ms. Bettman and Messrs. Coxhead, Lane and Hansen agreed to waive their existing legacy employment agreements and entered into a participation agreement under the Key Employee Severance Plan.

LSC COMPENSATION PHILOSOPHY

The HR Committee adopted the LSC Compensation Philosophy at the time of the Separation to guide its compensation decisions, and in 2018 reviewed and revised the philosophy as follows:

We believe that a simple, equitable and transparent executive compensation program that takes into account industry conditions is critical to the achievement of the financial and operational goals that support our business strategy and are linked to long-term shareholder value creation. Our compensation programs are designed to achieve the following three objectives:

We will achieve these three objectives by:

+  Providing a compensation program that includes base salaries, annual cash incentives, equity incentives and benefits generally provided to other employees at LSC or similarly-situated executives in our competitive talent market

+  Targeting compensation levels, in aggregate, at the median (50th percentile) of the competitive market, which reflects our peer group and compensation survey data

+  Recognizing that equity compensation is a valuable resource and allocate equity based on employee level, contribution, performance and potential

+  Requiring that executives maintain a meaningful stock ownership interest to align their financial interests with those of shareholders

+  Limiting the perquisites and other non-performance-based elements of the compensation program

+  Ensuring the plans do not create undue risk taking

+  Designing the program with consideration of the industry in which LSC operates and the impact of market conditions

COMPENSATION GOVERNANCE
What We Do	What We Don’t Do

+  Pay for Performance Philosophy. NEO compensation is heavily weighted towards variable pay, and vesting of equity awards is predominantly performance-based

+  Reasonable Compensation Levels Aligned with Our Pay for Performance Philosophy. Overall compensation levels are targeted at market median and, where available, peer group target medians, with a range of opportunity to reward strong performance and withhold rewards when Company performance objectives are not achieved

+  Double Trigger Equity Acceleration Upon a Change-in-Control. All long-term incentive award grants made under our equity plan provide for accelerated vesting upon a change in control only if the NEO is involuntarily terminated without cause or resigns for good reason (see Compensation Discussion & Analysis - Treatment of Equity Awards in the Merger Agreement for more information on how the Merger will impact outstanding long-term incentive awards)

+  Executive Stock Ownership Guidelines. The NEOs and certain other executives are expected to hold LSC stock worth one to five times their base salary (depending on their position) within three years of the date of hire or promotion; in the event an executive does not achieve or make progress toward the required stock ownership level, the HR Committee has the discretion to take appropriate action

+  Independent Executive Compensation Consultant. The HR Committee regularly consults with an independent executive compensation consultant on matters surrounding executive officer pay and governance

+  Clawback Policy. The NEOs and all other current or former executive officers are subject to a Clawback Policy that allows the HR Committee to recoup incentive compensation under certain circumstances

+  Risk Review. The HR Committee regularly reviews and evaluates LSC’s executive and employee compensation practices to ensure that any risks associated with such practices are not likely to have a material adverse effect on LSC

+  Investor Outreach and Engagement. We engage proactively with institutional investors on a number of topics, including our executive compensation program

+  Prudent Equity Award Practices. Management and the HR Committee evaluate share utilization levels by reviewing the dilutive impact of stock compensation

+  Use of Tally Sheets. Comprehensive historical and comparative compensation information is presented to the HR Committee on tally sheets

+  Review of Internal Pay Equity. The HR Committee considers internal pay and gender equity, among other factors, when making compensation decisions, but does not use a fixed ratio or formula when comparing compensation among executive officers

+  No Excise Tax Gross-Ups Upon a Change-in-Control. The NEOs’ employment arrangements do not include any gross-ups for excise taxes, and the HR Committee has determined that any future executive officer arrangements will not include any gross-ups for excise taxes

+  No Payment of Dividends on PSUs or RSUs. Our equity award agreements do not permit the payment or accrual of dividends or dividend equivalents on performance share units or restricted share units held by employees

+  No Excessive Perquisites. We provide limited benefits and perquisites to our executive officers

+  No Tax Gross-Ups on Perquisites or Any Other Compensation or Benefits. We do not provide tax gross-ups on supplemental benefits or perquisites

+  No Pledging/No Hedging/No Short Sales. We have a policy that prohibits (and does not provide for exceptions or waivers) employees, directors and certain of their family members from pledging, short sales, trading in publicly traded options, puts or calls, hedging or similar transactions with respect to LSC stock

+  No Repricings or Cash Buyouts. Our equity plan prohibits repricing (including cash buyouts) of out-of-money options or stock appreciation rights without stockholder approval

+  No Below Market Grants. Our equity plan does not permit option grants below fair market value

+  No Liberal Share Counting. Our equity plan explicitly prohibits the regranting of shares withheld or tendered to pay option exercise prices to satisfy tax obligations, repurchased by LSC with option exercise proceeds, and shares of stock subject to stock appreciation rights not issued upon settlement

+  No Guaranteed Bonus Arrangements. In keeping with our pay for performance philosophy, annual bonuses are only paid upon the achievement of pre-defined metrics and goals; they are never guaranteed

COMPENSATION OVERVIEW

The HR Committee determined the 2018 compensation for the NEOs, which was comprised of three major components: base salary, annual incentive compensation and long-term incentive compensation. In addition, the NEOs were eligible to receive certain benefits and to participate in benefit programs generally available to other employees of LSC.

In general, total compensation levels for the NEOs were targeted at the 50th percentile of peer group data, when available for a position, and by market survey data from the Willis Towers Watson 2017 CDB Executive Compensation Survey Report — U.S. This 50th percentile target level provided a total competitive anchor point for LSC’s executive compensation program. Actual compensation levels varied up or down from targeted levels based on the Company’s performance and the individual’s role, responsibilities, experience and performance.

The table below describes the elements of the executive compensation program for our NEOs.

Component	Description/Rationale	Determining Factors
Base Salary

+  Fixed component of pay

+  Compensate for roles and responsibilities

+  Stable compensation element

+  Intended to be the smallest component of the overall compensation package, assuming that LSC is achieving or exceeding targeted performance levels for its incentive programs

+ Level of responsibility + Individual skills, experience, role and performance + Median of market and peer group data
Annual Incentive Plan (AIP)

+  Variable component of pay

+  Annual cash bonus plan

+  Target amount of bonus is determined as a percentage of base salary

+  Reward achievement against specific, pre-set annual threshold target (net sales), corporate financial target (EBITDA) and individual performance goals

+  No payout made unless the annual threshold target is achieved

+  Award payout ranges from 0% to 128% of target, with no payout for performance at or below 93% of the corporate financial target

+  Awards may be adjusted downward by achievement levels of individual performance goals

+  Annual incentive opportunities determined during the first quarter of each year

+ Annual threshold target and corporate financial target set at the beginning of the year + Individual performance goals set for participants
Long-Term Incentive Plan (LTIP)

+  Variable component of pay

+  Links awards to long-term LSC performance to increase alignment with stockholders

+  Key component to attract and retain executives

+  A mix of performance-based and time-based awards with three-year cliff vesting granted in 2018

+  Annual value intended to be a substantial component of overall compensation package

+ Level of responsibility + Individual skills, experience and performance + Future potential + Median of peer group and market survey data
Other Benefits

+  Basic benefits including medical, a 401(k) plan, a frozen pension plan and other broad-based plans

+  Minimal perquisites with no tax gross-ups

+  Limited executive-level supplemental benefits including supplemental retirement, supplemental insurance and deferred compensation plan (which is now closed to additional deferrals)

+ Level of the employee in the organization

Annual Incentive Plan

The threshold and corporate financial targets under the 2018 AIP were set by the HR Committee at the beginning of the year following the presentation of the annual operating budget to the Company’s Board of Directors (the “Board”). The targets were designed to be challenging. The table below sets forth a description of such targets and the individual performance goals under the AIP.

Target/Goals	Metric
Threshold Target	+ $3.2 billion in consolidated net sales for 2018
Corporate Financial Target

+  Non-GAAP reported EBITDA of $355 million for 2018 (as compared Non-GAAP reported EBITDA achieved for 2017 of $328 million); see Financial Review – Non-GAAP Measures in the Original Form 10-K for a reconciliation of net (loss) income to Non-GAAP EBITDA

+  Defined as net income adjusted for income taxes, interest expense, investment and other income, depreciation and amortization, restructurings and impairments, acquisition-related expenses and certain other charges or credits

Individual Performance Goals	+ Varies by individual + Varies year to year, depending upon the individual’s key business objectives and areas of emphasis

The 2018 performance payout curve under the AIP was structured as follows:

Payouts are modified (downward only) by achievement levels on individual performance goals.

Given marketplace dynamics and the possibility of unforeseen developments, the HR Committee retains discretion to increase or decrease the amount of participants’ AIP awards if it determines prior to the end of the plan year that an adjustment was appropriate to better reflect the actual performance of the Company and/or the participant. The HR Committee also has discretionary authority to reduce the amount of an AIP award payable to any participant at any time, including after the end of the plan year whether for misconduct or for any other reason.

Long-Term Incentive Program

Our 2016 Amended and Restated Performance Incentive Plan, which was approved by stockholders at our 2017 Annual Meeting, allows the HR Committee to grant long-term incentive awards (including performance share units (“PSUs”), restricted share units (“RSUs”), restricted stock awards (“RSAs”), stock options, stock appreciation rights (“SARs”) and long-term incentive cash awards) to any eligible employee. Long-term incentive awards are granted to directly align the interests of our NEOs with those of our stockholders. In 2018, the HR Committee granted PSUs and RSUs to our NEOs; no RSAs, stock options, SARs or long-term incentive cash awards were granted.

EXECUTIVE COMPENSATION DECISION-MAKING PROCESS

The HR Committee establishes and monitors LSC’s overall compensation strategy to ensure that our executive compensation supports the Company’s business objectives, and oversees and establishes the compensation of the CEO, other senior officers and key management employees. While the HR Committee does not administer or have direct jurisdiction over our employee benefit plans, it reviews such plans so as to have a better understanding of the Company’s overall compensation structure.

In carrying out its responsibilities, the HR Committee is guided by the LSC Compensation Philosophy and also considers the following:

+	Stakeholder and Say on Pay vote feedback;

+	Review of tally sheet information;

+	Internal pay equity;

+	Risk assessment;

+	Peer group data/market for talent;

+	The business judgment and experience of the members of the HR Committee;

+	Guidance and counsel from its independent compensation consultant, Willis Towers Watson; and

+	Recommendations from management.

Prior to the consummation of the Merger, under the Merger Agreement, our HR Committee is restricted from making certain compensation changes, including with respect to our NEOs, without first obtaining the approval of Quad/Graphics, Inc. (“Quad”)

Stakeholders and Say on Pay Vote Feedback

In connection with its determinations regarding 2017 NEO compensation and its 2018 compensation planning and decisions, our HR Committee directed a proactive and robust process described in the below table to garner stockholder feedback in response to the results of our 2017 Say on Pay vote and on other governance topics annually. At meetings held with our stakeholders, we discussed various governance issues and received feedback on our executive compensation program. This process culminated in important changes to the compensation entitlements of certain of our NEOs, most notably, the removal of the legacy Section 280G excise tax gross-ups in Mr. Quinlan’s and Ms. Bettman’s legacy employment agreements with RRD that were assigned to the Company in the Separation and certain other enhanced disclosures as described below. Because of the pendency of the Merger we were not able to hold discussions with stakeholders in 2018.

Say on Pay Feedback	+ The Company’s 2018 Say on Pay vote received the support of approximately 95.54% of our stockholders
Stockholder Engagement

+  During our engagement process throughout Fall 2017, the Company contacted and offered governance meetings to various constituencies as well as to 12 of our significant institutional investors, representing approximately 38% of our outstanding shares; five of those investors (or approximately 20% of our shares outstanding) desired to meet with us

+  At these meetings, members of management discussed various governance issues and received feedback on our executive compensation program

+  Our stockholder engagement plan was put on hold following the announcement of the Merger so as to remain compliant with the relevant securities law restrictions on solicitations of proxies.

HR Committee Assessment

+  These engagement efforts informed the HR Committee’s discussions and allowed the HR Committee to better assess stakeholder views

+  Stockholders gave us positive feedback concerning the structure of our executive compensation program, especially around the thoughtful use of performance-based compensation components

+  As a result of its evaluation, the HR Committee received some feedback that highlighted two areas of focus that were addressed prior to the 2017 proxy statement:

-  Excise Tax Gross-Ups: Various stakeholders expressed concern regarding the legacy Section 280G excise tax gross-ups that had carried over when Mr. Quinlan’s and Ms. Bettman’s employment agreements with RRD were assigned to the Company in the Separation

-  Enhanced Disclosure: Certain stakeholders sought additional clarity pertaining to several elements of our 2017 CD&A disclosures, especially as they related to the Company’s Clawback Policy and certain issues related to equity grants

HR Committee Actions

+  After considering the feedback from stakeholders, and receiving input from Willis Towers Watson, the HR Committee determined to:

-  Remove Excise Tax Gross-Ups: Amend the employment agreements with each of Mr. Quinlan and Ms. Bettman to remove the legacy Section 280G excise tax gross-ups in their employment agreements, which were replaced with a “net-better” cutback (which provides for a cut-back to the extent necessary to eliminate the excise tax if such cut-back would put the executive in a better after-tax position than paying the excise tax)

-  Enhanced Disclosure: Revise the structure of and disclosures in the CD&A to better highlight the Company’s best practices and policies

+  In addition to the actions implemented prior to the 2017 proxy statement, other feedback given by the stakeholders informed the 2018 decisions made by the HR Committee

Review of Tally Sheet Information

Along with performance and the other relevant factors discussed in this CD&A, the HR Committee generally considers the following information, which is presented on a “tally sheet” for each NEO when setting compensation:

+

The targeted values of base salary, annual cash incentive (at various levels of goal attainment) and equity grants (at grant date value and market value on the date of review) as compared to survey data and, where available, peer group proxy data;

+	Total and realized compensation for the current and prior years;

+	Annual incentive targets and amounts achieved for the current and prior years; and

+	The grant date and current market value of unvested equity awards.

In general, total compensation levels for the NEOs are targeted at the 50th percentile of peer group data, when available for a position, and by market survey data. This 50th percentile target level provides a total competitive anchor point for LSC’s executive compensation program. Actual compensation levels vary up or down from targeted levels based on the Company’s performance and the individual’s role, responsibilities, experience and performance.

Reviewing the information presented on the tally sheets assists the HR Committee in understanding the total compensation being delivered to and the long-term retentive elements in place for NEOs.

Internal Pay Equity

The HR Committee considers internal pay equity, among other factors, when making compensation decisions, but does not use a fixed ratio or formula when comparing compensation among executive officers.

Mr. Quinlan, our CEO, is compensated at a higher level than other executive officers due to his higher level of responsibility, authority, accountability and experience. The HR Committee believes that Mr. Quinlan’s 2018 target total direct compensation was reasonable and appropriate in relation to the compensation targeted for the other NEOs and to one another.

Risk Assessment

With assistance from Willis Towers Watson, the HR Committee reviewed and evaluated LSC’s executive and employee compensation practices and concluded, based on this review, that any risks associated with such practices are not likely to have a material adverse effect on LSC. The determination primarily took into account the balance of cash and equity payouts, the balance of annual and long-term incentives, the type of performance metrics used, incentive plan payout leverage, possibility that the plan designs could be structured in ways that might encourage gamesmanship, avoidance of uncapped rewards, multi-year vesting for equity awards, use of stock ownership requirements for senior management and the HR Committee’s oversight of our executive compensation program.

Peer Group Data/Market for Talent

The HR Committee reviews the competitive market for talent as part of its review of our compensation program’s effectiveness in attracting and retaining talent, and to help determine our NEOs’ compensation.

Willis Towers Watson assisted the HR Committee in the creation of a peer group for LSC in 2016. The primary focus of this process was on industrial companies of generally similar or larger size, complexity and scope rather than companies only in LSC’s industry, since the Company is significantly larger than many of its direct competitors and our markets for talent are necessarily broader. Willis Towers Watson’s analysis looked at companies in comparable industries and of a size of revenue between one-half to two times the size of our revenue. The HR Committee, with input from management, suggested changes to the broad group before finalization. The peer group is reviewed annually by the HR Committee with assistance from Willis Towers Watson. In 2018, four companies were removed from the peer group as they were acquired, announced a transaction to be acquired or filed for bankruptcy (Essendant Inc., KapStone Paper and Packaging Corporation, Time Inc. and Cenveo, Inc.) and two additional companies were added (R. R. Donnelley & Sons Company and Deluxe Corporation). The resulting peer group is comprised of the following 20 companies:

ACCO Brands Corporation	Albemarle Corporation	Ashland Global Holdings, Inc.

Avery Dennison Corporation	Bemis Company, Inc.	Deluxe Corporation

Domtar Corporation	Gannett & Co.	Graphic Packaging Holding Company

Owens-Illinois, Inc.	Packaging Corporation of America	Pitney Bowes, Inc.

PolyOne Corporation	Quad/Graphics, Inc.	R. R. Donnelley & Sons Company

Sealed Air Corporation	Silgan Holdings, Inc.	Sonoco Products Co.

Transcontinental, Inc.	W. R. Grace & Co.

Role of the Compensation Consultant

The HR Committee again retained Willis Towers Watson in 2018 as its outside executive compensation consultant to provide objective analysis, advice and recommendations on executive officer pay in connection with the HR Committee’s decision-making process. Willis Towers Watson was also hired to assist in the calculation of the CEO pay ratio and to assist the HR Committee in reviewing this CD&A. Willis Towers Watson regularly attends HR Committee meetings and reports directly to the HR Committee, not to management, on matters relating to compensation for the executive officers and for directors.

While Willis Towers Watson provides additional services to the Company other than those under the direction of the HR Committee, all services have all been approved by the HR Committee. The HR Committee has reviewed the non-HR Committee work and services provided by Willis Towers Watson and determined that (1) those services were provided on an independent basis and (2) no conflicts of interest exist. Factors considered by the HR Committee in its assessment included: (i) other services provided to LSC by Willis Towers Watson; (ii) fees paid by LSC as a percentage of Willis Towers Watson’s total revenue; (iii) Willis Towers Watson’s policies and procedures that are designed to prevent a conflict of interest and maintain independence between the personnel who provide HR Committee services and those who provide these other non-HR Committee services; (iv) any business or personal relationships between individual consultants involved in the engagement and HR Committee members; (v) whether any LSC stock is owned by individual consultants involved in the engagement; and (vi) any business or personal relationships between LSC’s executive officers and Willis Towers Watson or the individual consultants involved in the engagement.

Role of Management

The Company’s management, including the CEO, develops preliminary recommendations regarding compensation matters with respect to the executive officers other than the CEO, and provides these recommendations to the HR Committee for its review. Management’s recommendations focus on, among other things, experience, performance, job responsibilities, future potential and accomplishments. With respect to the AIP, the CEO has a discussion with the HR Committee on the payouts for the other NEOs, including a discussion on performance against individual performance goals.

The HR Committee reviews management’s recommendations but makes all final compensation decisions for LSC’s executive officers. Management is responsible for the administration of the compensation programs once the HR Committee’s decisions are finalized.

2018 COMPENSATION DECISIONS

The LSC Compensation Philosophy and structure of the executive compensation program were applied consistently to all NEOs. Total compensation was targeted at the 50th percentile of peer group data, when available for a position, and by market survey data. Any differences in compensation levels and mix that exist among the NEOs are primarily due to differences in market practices for similar positions and the responsibility, scope, future potential and complexity of the NEO’s role at LSC.

Thomas J. Quinlan III Chairman, Chief Executive Officer and President	Key Responsibilities

Our Chairman, Chief Executive Officer and President is responsible for managing our business operations and overseeing our senior leaders. He leads the implementation of corporate policy and strategy and is the primary liaison between our Board and the management of the Company. In addition to his role as the leader of our organization and people, he also serves as the primary public face of the Company.

2018 Target Annual Compensation Mix

Suzanne S. Bettman Chief Administrative Officer and General Counsel	Key Responsibilities

Our Chief Administrative Officer and General Counsel is responsible for managing the Company’s administrative functions and overseeing the Company’s legal department. She also has responsibility for one of the Company’s business units and serves as the Chief Compliance Officer and as the Company’s Corporate Secretary.

2018 Target Annual Compensation Mix

Andrew B. Coxhead Chief Financial Officer	Key Responsibilities

Our Chief Financial Officer is responsible for managing the Company’s overall financial condition, including our capitalization and our funding and liquidity profile. He is also responsible for financial analysis and reporting. He is the primary liaison to our investors.

2018 Target Annual Compensation Mix

Kent A. Hansen Chief Accounting Officer and Controller	Key Responsibilities

Our Chief Accounting Officer and Controller is responsible for managing the Company’s shared services centers, SEC reporting and compliance with US GAAP, our credit and collections departments and is also extensively involved in M&A due diligence, accounting and integration.

2018 Target Annual Compensation Mix

Richard T. Lane Chief Strategy and Supply Chain Officer	Key Responsibilities

Our Chief Strategy and Supply Chain Officer is responsible for implementing the Company’s strategy, manages the M&A function, leads the Company’s strategic sourcing efforts and has operational responsibility for the Company’s book segment.

2018 Target Annual Compensation Mix

Base Salary

The HR Committee did not increase the base salaries of any of our NEOs in 2018 other than Messrs. Lane and Hansen. Mr. Lane was awarded an increase of $50,000 to his base salary in consideration of his expanded operational role with responsibility for the Company’s book segment. Mr. Hansen was awarded an increase of $40,000 to his base salary to position his compensation closer to the median compensation of the survey data. For 2018, after such increases, the NEOs’ base salaries were as follows: for Mr. Quinlan, $1,200,000; for Ms. Bettman, $540,000; for Mr. Coxhead, $540,000; for Mr. Hansen, $325,000 and for Mr. Lane, $450,000.

Annual Incentive Plan

The HR Committee did not make any changes to the NEOs’ AIP targets as a percentage of base salary. The AIP targets are 150% for Mr. Quinlan and Ms. Bettman, 100% for Messrs. Coxhead and Lane and 75% for Mr. Hansen.

The HR Committee reviewed the 2018 results and the Company’s performance against the net sales and non-GAAP EBITDA goals established and required to be met for the AIP to be funded. For 2018, the net sales goal was met. The target reported EBITDA goal was $355 million (with the minimum goal of $330 million and a maximum goal of $369 million), with actual results of $276 million (see Financial Review – Non-GAAP Measures in the Original Form 10-K for a reconciliation of net (loss) income to Non-GAAP EBITDA). Consistent with our pay for performance philosophy, given that 2018 performance did not meet the EBITDA corporate financial target under the AIP, no annual bonus payments were paid under the AIP for 2018 to any employee, including the CEO and the other NEOs. Accordingly, the HR Committee did not need to adjudicate individual performance goals for the NEOs.

Long-Term Incentive Program

With respect to 2018 compensation decisions, the HR Committee had a series of discussions regarding the most appropriate way to motivate and retain its executives while still maintaining a continued focus on producing strong operating results. The HR Committee believes it is important to use equity incentives to provide alignment with stockholders, to emphasize long-term performance and to ensure continuity of senior leadership.

Consistent with the LSC Compensation Philosophy, the HR Committee determined that the value of the 2018 long-term incentive plan grants for Messrs. Lane and Hansen would be equal to the value of their 2017 grants, the value of Mr. Coxhead’s 2018 grant was reduced by $150,000 from his 2017 grant and the value of Ms. Bettman’s 2018 grant was reduced by $135,000 from her 2017 grant, in each case to align such NEOs’ compensation more closely with the median long-term incentive compensation of the peer group and survey data.

In consideration of Mr. Quinlan’s 2016 Founder’s Award, the HR Committee, in 2017, chose not to grant to Mr. Quinlan a long-term incentive plan equity award in 2017. However, Mr. Quinlan did receive a long-term incentive grant in 2018 consistent with the peer group data and market practice.

See Executive Compensation – Grants of Plan-Based Awards for details concerning grants made to each NEO in 2018.

The 2018 long-term incentive grants for the NEOs consisted of:

Performance Share Units	Restricted Share Units

+  Granted at a weighting of 50% of total long-term equity awards (assuming performance at 100% of the performance-based financial target)

+  Cliff vest at the end of three years if performance metrics achieved, unless employment terminated for other than death or disability

-   Upon a change in control, performance would be deemed earned at the greater of target and actual performance and would continue to be subject to time-based vesting

-   Following a change in control, PSUs would vest upon a termination without cause or for good reason

+  Based on the achievement of a three-year pre-set performance-based financial target of cumulative free cash flow

-   Payout started at 75% of target (equating to a 50% payout) and scaled to 100% for 100% achievement of target

-   Maximum opportunity for a 120% payout for 110% achievement of target

+  Do not accrue dividends

+  Granted at a weighting of 50% of the total 2018 long-term equity awards (assuming performance at 100% of the PSU performance-based financial target)

+  Cliff vest at the end of three years, unless employment terminated for other than death or disability

-   Following a change in control, RSUs would vest upon termination without cause or for good reason

+  Equivalent in value to one share of the Company’s common stock and settled in stock

+  Do not accrue dividends

Perquisites

In 2017, the HR Committee determined to extend the benefit of Company-paid supplemental long-term disability and life insurance effective 2018 to each of Messrs. Coxhead, Hansen and Lane to align with the benefits already afforded to Mr. Quinlan and Ms. Bettman. The premium cost for these supplemental benefits is included as taxable income for the NEOs and there is no tax gross-up on these benefits.

TREATMENT OF EQUITY AWARDS IN THE MERGER AGREEMENT

The completion of the Merger will impact the compensation that we awarded to our NEOs in 2018 and prior years. In particular, upon the completion of the Merger, outstanding equity awards will be treated as follows:

Component	Treatment in the Merger Agreement
Options

+  Converted into stock options over Quad shares, with the number of Quad shares and the exercise price adjusted based on the exchange ratio under the Merger Agreement

+  Remain governed by the same terms and conditions applicable to such options

RSAs	+ Automatically accelerated and converted into, and become exchanged for, the merger consideration as further described in the Merger Agreement
RSUs	+ Automatically accelerated, cancelled and entitle the holder to receive the merger consideration as further described in the Merger Agreement
PSUs

+  Automatically accelerated, cancelled and entitle the holder to receive an amount of merger consideration, as determined below:

-   2017 PSUs: based on performance, as determined by the HR Committee, at the end of the performance period

-   2018 PSUs: based on the higher of target and actual performance, as determined by the HR Committee, as of the closing of the Merger

Any RSUs granted in 2019 (after the date of the Merger Agreement) will be converted into RSUs over Quad shares, with the number of Quad shares based on the exchange ratio under the Merger Agreement and will not be automatically accelerated.

For more information, see the section entitled “The Merger—Interests of LSC’s Executive Officers and Directors in the Merger” set forth in the joint proxy statement/prospectus filed by Quad/Graphics, Inc. with the SEC on January 15, 2019. If the Merger is not consummated, the equity awards will remain outstanding and subject to vesting pursuant to their original terms.

OTHER POLICIES AND PRACTICES

Benefit Programs

LSC’s benefit programs are established based upon an assessment of competitive market factors and a determination of what is needed to retain high-caliber executives. Primary benefits for executive officers include participation in LSC’s broad-based plans at the same benefit levels as other employees, including: retirement plans, savings plans, health and dental plans and various insurance plans, including disability and life insurance.

LSC also provides certain executives, including certain of the NEOs, with the following benefits:

+

Supplemental Retirement Plan: Because RRD froze its qualified retirement plans as of December 31, 2011, generally no additional benefits accrue under such plans or the related supplemental retirement plan as each were transferred to LSC in the Separation. LSC maintains the “frozen” supplemental retirement plan for eligible employees (which includes approximately 589 (active and inactive) employees including certain of the NEOs).

+

Supplemental Insurance: Supplemental life and long-term disability insurance is provided to all NEOs to enhance the value of LSC’s overall compensation program. The premium cost for these supplemental benefits is included as taxable income for the NEOs and there is no tax gross-up on these benefits.

+

Deferred Compensation Plan: LSC’s deferred compensation plan is not accepting additional deferrals. However, the Company maintains the plan, including existing balances, investment options and previous deferral elections, for eligible participants, including certain of the NEOs.

+

Limited Perquisites: Our NEOs receive limited perquisites. Taxes on all perquisites are the sole responsibility of the NEO. The HR Committee believes that these perquisites are important for retention and recruitment purposes. LSC reimburses expenses for financial counseling services to provide certain NEOs access to an independent financial advisor of their choice. The cost of these services, if utilized, is included as taxable income for the NEOs. A monthly automobile allowance provides eligible executives with an opportunity to use their car for both business and personal use in an efficient manner. If utilized, this allowance is included as taxable income for the NEOs. Mr. Lane receives reimbursement for monthly dues and business entertainment expenses for a country club membership utilized to entertain customers and suppliers. The reimbursement for monthly dues is not included as taxable income to him. LSC had a fractional ownership interest in a private plane until February 2018. In 2018, there was no personal use of the plane. Specific executive officer perquisites are listed in the footnotes to the 2018 Summary Compensation Table.

Post-Termination Benefits

The HR Committee reviewed the post-termination benefits available to the NEOs and other executives in 2018. The HR Committee believes that severance benefits and change in control benefits are necessary in order to attract and retain the caliber and quality of executives that the Company needs in its most senior positions. These benefits are particularly important in our consolidating industry, as they provide for continuity of senior management and help our executives focus on results and strategic initiatives.

In early 2018, the HR Committee determined that Ms. Bettman and Messrs. Coxhead, Hansen and Lane would be eligible to participate in the Company’s Key Employee Severance Plan (which was originally adopted by the HR Committee in October 2017) if they each agreed to waive any existing legacy employment agreements and severance entitlements, which each subsequently did. Consequently, each of our NEOs, other than Mr. Quinlan, is party to a participation agreement under and is a participant in the Key Employee Severance Plan rather than to an individual employment agreement with the Company. Mr. Quinlan remains a party to his employment agreement with the Company, as amended in 2017 to remove his legacy Section 280G excise tax gross-up.

Each of the NEOs’ agreements provide for severance payments and benefits if termination occurs without “cause” or for “good reason.” Each of our NEOs is also eligible to receive additional compensation if he or she is terminated in connection with or following a “change in control.” However, all such payments are “double trigger” (requiring both a change in control and a qualifying termination).

Additional information regarding severance and change in control payments, including definitions of the key terms and a quantification of benefits that would have been received by our NEOs had a termination occurred on December 31, 2018, is found under Potential Payments upon Termination or Change in Control.

Stock Ownership Guidelines

The HR Committee has established stock ownership guidelines for the NEOs and certain other executives. These guidelines are designed to encourage LSC’s executives to have a meaningful equity ownership in LSC, thereby linking their interests with those of our stockholders. These stock ownership guidelines provide that, within three years of becoming an executive, each executive must own (by a combination of shares owned outright, shares owned through LSC’s 401(k) plan and shares of unvested RSAs and unvested RSUs, but excluding unexercised stock options or PSUs) shares of LSC common stock with a value of 5x base salary for the CEO, 3x base salary for the NEOs other than the CEO and 1x base salary for all other executives covered by the guidelines. Failure to achieve or make progress toward the guidelines shall be cause for review of such executive’s right to future participation in stock grants and/or affect future long-term incentive award payouts. As of April 3, 2019, all of our NEOs had met, exceeded or made appropriate progress toward their applicable stock ownership guidelines.

Tax Deductibility Policy

The HR Committee considers the deductibility of compensation for federal income tax purposes in the design of LSC’s compensation programs. While LSC generally seeks to maintain the deductibility of the incentive compensation paid to its executive officers to the maximum extent permitted under applicable law, the HR Committee believes it is important to preserve and retain the flexibility necessary to provide cash and equity compensation in line with competitive practices, the LSC Compensation Philosophy, and the best interests of LSC stockholders even if amounts are not fully tax deductible. Section 162(m) of the Internal Revenue Code generally imposes a $1 million limit on the amount a public company may deduct for compensation paid to the company’s “covered employees,” which include our NEOs. The HR Committee is cognizant of and continually considers the impact of the Tax Cuts and Jobs Act of 2017, which expanded the number of individuals covered by Section 162(m) and eliminated the exception for performance-based compensation (generally effective beginning with our 2018 tax year) on the Company’s compensation programs and design. As a result of the changes to Section 162(m), the HR Committee anticipates that the portion of future compensation paid to our NEOs in excess of $1 million will not be deductible, unless it qualifies for transition relief applicable to the “grandfathered” arrangement in place as of November 2, 2017.

Clawback Policy

The Company’s Clawback Policy, which is reviewed annually by the HR Committee, allows the Company to seek reimbursement of incentive compensation paid or awarded to current or former executive officers of the Company where:

+	The individual from whom disgorgement is sought was an executive officer at the time of the incentive compensation payment or award or the vesting of such award;

+

The payment of a bonus or equity award (or the vesting of such award) was predicated upon the achievement of financial results that were subsequently the subject of a restatement due to material noncompliance (other than as a result of a change in applicable accounting principles) of the Company with any financial reporting requirement under the federal securities laws as a result of misconduct on the part of the executive officer from whom the reimbursement is sought;

+	A lower payment or award would have been made to such executive officer based upon the restated financial results; and

+

The incentive compensation payment or award or the vesting of such award occurred during the three-year period preceding the date on which the Company first disclosed that it is or will be required to prepare an accounting restatement.

The amount subject to clawback is the portion of the incentive compensation paid for or during the three-year period that is greater than the amount that would have been paid or received had the financial results been properly reported. In addition, outstanding equity awards where the HR Committee considered the financial performance in granting such awards which performance was subsequently reduced due to a restatement may be cancelled in whole or in part at the HR Committee’s discretion. Incentive compensation subject to the Clawback Policy includes bonuses, stock option grants and performance shares or other performance-based awards under the Company’s equity incentive program, but does not include restricted stock or similar awards subject to only time-based vesting.

No Hedging, No Pledging and No Short Sales

LSC’s Insider Trading and Window Period Policy prohibits all employees, directors and certain of their family members from engaging in any of the following transactions: pledging securities whether as collateral for a loan or otherwise, holding securities in a margin account, short sales, trading in publicly traded options, puts or calls, hedging or any similar transactions or arrangements with respect to LSC securities. The policy does not provide for any exceptions or waivers.

HUMAN RESOURCES COMMITTEE REPORT

The Human Resources Committee, on behalf of the Board, establishes and monitors LSC’s overall compensation strategy to ensure that executive officer compensation supports the Company’s business objectives. In fulfilling its oversight responsibilities, the Human Resources Committee reviewed and discussed with management the Compensation Discussion & Analysis section set forth above.

In reliance on the review and discussions referred to above, the Human Resources Committee recommended to the Board that the Compensation Discussion & Analysis be incorporated in an amendment to LSC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Human Resources Committee

Francis J. Jules, Chairman

M. Shân Atkins

Thomas F. O’Toole

Douglas W. Stotlar

EXECUTIVE COMPENSATION

2018 SUMMARY COMPENSATION TABLE

The 2018 Summary Compensation Table provides compensation information about our principal executive officer, principal financial officer and the three most highly compensated executive officers (other than the principal executive officer and principal financial officer) (the “Named Executive Officers” or “NEOs”) as of December 31, 2018. The information set forth below with respect to the year ended December 31, 2016 for all NEOs includes compensation received from RRD prior to the Separation combined with compensation received from LSC following the Separation.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)(1)	Stock Awards ($) (e)(2)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)(4)	All Other Compensation ($) (i)(5)	Total ($) (j)
Thomas J. Quinlan III Chairman, Chief Executive Officer and President(6)	2018	1,200,000	0	3,099,961	—	0	0	37,709	4,337,670
	2017	1,200,000	0	—	—	0	115,374	35,109	1,350,483
	2016	1,200,000	0	11,149,766	—	162,000	64,820	32,763	12,609,349
Suzanne S. Bettman Chief Administrative Officer and General Counsel(7)	2018	540,000	0	599,871	—	0	0	22,858	1,162,728
	2017	540,000	900,000	779,833	—	0	62,101	22,858	2,304,792
	2016	509,999	725,000	1,850,252	—	72,900	30,449	31,498	3,220,098
Andrew B. Coxhead Chief Financial Officer(8)	2018	540,000	0	724,889	—	0	0	12,479	1,277,368
	2017	540,000	533,334	928,711	—	0	42,051	—	2,044,096
	2016	378,750	458,333	1,003,351	—	48,600	8,522	—	1,897,556
Kent A. Hansen Chief Accounting Officer and Controller(9)	2018	325,000	0	149,968		0	—	11,124	486,092
	2017	285,000	0	158,919	—	0	—		443,919
	2016	91,761	100,000	284,982	—	6,348	—	—	483,091
Richard T. Lane Chief Strategy and Supply Chain Officer(10)	2018	450,000	0	399,869	—	0	0	34,909	884,777
	2017	400,000	364,363	424,548	—	0	53,153	13,085	1,255,149
	2016	385,000	146,643	684,379	—	36,000	30,213	12,293	1,294,528

1	The Company did not award any bonuses in 2018.

2

The amounts shown in this column constitute the aggregate grant date fair value of restricted share units (“RSUs”) and performance stock units (“PSUs”) granted during the 2018 fiscal year under the Amended and Restated LSC 2016 Performance Incentive Plan (the “LSC PIP”). The amounts are valued in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“ASC Topic 718”). See Note 17 to the Consolidated and Combined Financial Statements included in the Original Form 10-K for a discussion of the relevant assumptions used in calculating the fair value pursuant to ASC Topic 718. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See also Outstanding Equity Awards at Fiscal Year-End. The values in the table below and included above in the 2018 Summary Compensation Table are included at 100% of target, but any unearned shares will be forfeited.

Type of Award	Thomas Quinlan	Suzanne Bettman	Andrew Coxhead	Kent Hansen	Richard Lane
LSC RSUs	$1,549,980	$299,935	$362,444	$74,984	$199,934
LSC PSUs	$1,549,980	$299,935	$362,444	$74,984	$199,934

3

The HR Committee reviewed the 2018 results and the Company’s performance against the adjusted EBITDA goal established for the AIP and determined that performance did not meet the minimum corporate financial target required for a payout and therefore no payouts were made under the AIP for 2018. See Compensation Discussion & Analysis for further information.

4

The amounts shown in this column include the aggregate of the increase, if any, in actuarial values of each of the NEO’s benefits under our pension plans and supplemental pension plans. RRD did not have a pension plan open to new participants when Mr. Hansen was hired by RRD, so he is not a participant in our pension plan or supplemental pension plan and has no benefits under either plan. Each of the other NEOs had a decrease in actuarial value in 2018 in the following amounts: Mr. Quinlan, $77,740; Ms. Bettman, $40,417; Mr. Coxhead, $20,923 and Mr. Lane, $25,352.

5

This amount includes the value of the following: (a) interest of $14,078 (calculated at the prime interest rate) in the aggregate that was contributed by LSC in 2018 to Mr. Quinlan’s Supplemental Executive Retirement Plan-B account and (b) the following perquisites and insurance premiums paid by the Company for group term life and supplemental disability shown in the table below. LSC does not provide a tax gross-up on these benefits.

Named Executive Officer	Corporate Auto Allowance	Club Membership Dues	Supplemental Life Insurance Premium	Supplemental Disability Insurance Premium
Thomas J. Quinlan III	16,800	N/A	2,290	4,540
Suzanne S. Bettman	16,800	N/A	1,690	4,368
Andrew B. Coxhead	N/A	N/A	3,875	8,604
Kent A. Hansen	N/A	N/A	3,575	7,549
Richard T. Lane	N/A	13,085	12,355	9,469

6	Mr. Quinlan served as Chief Executive Officer of RRD until September 30, 2016 and assumed the responsibilities of Chairman, Chief Executive Officer and President of LSC at the time of the Separation.

7

Ms. Bettman served as Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of RRD until September 30, 2016 and assumed the responsibilities of Chief Administrative Officer and General Counsel of LSC at the time of the Separation.

8	Mr. Coxhead served as Senior Vice President, Chief Accounting Officer of RRD until September 30, 2016 and assumed the responsibilities of Chief Financial Officer of LSC at the time of the Separation.

9	Mr. Hansen was hired by RRD on September 6, 2016 and assumed the responsibilities of Chief Accounting Officer and Controller of LSC at the time of the Separation.

10

Mr. Lane served as Executive Vice President — Global Business Solutions of RRD until September 30, 2016 and assumed the responsibilities of Chief Strategy and Supply Chain Officer of LSC at the time of the Separation.

GRANTS OF PLAN-BASED AWARDS

The table below shows additional information regarding awards granted during the year ended December 31, 2018 under LSC’s performance incentive plans, including (i) the threshold, target and maximum level of annual cash incentive awards for the NEOs for performance during 2018, as established by the HR Committee in February 2018, (ii) the PSUs granted in February 2018 under the LSC PIP and (iii) the RSUs granted in February 2018 under the LSC PIP. See Compensation Discussion & Analysis — Long Term Incentive Program for a more detailed discussion of certain of the awards discussed in the following table.

Grants of Plan-Based Awards Table

Name (a)		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(i)(3)	Grant Date Fair Value of Stock and Option Awards ($)(l)(4)
	Grant Date(b)	Threshold(5) ($)(c)	Target ($)(d)	Maximum ($)(e)	Threshold (#)(f)	Target (#)(g)	Maximum (#)(h)

Thomas J. Quinlan III	—	—	1,800,000	2,700,000	—	—	—	—	—
	2/26/18	—	—	—	—	—	—	114,930	$1,549,980
	2/26/18	—	—	—	57,465	114,930	137,916		$1,549,980

Suzanne S. Bettman	—	—	810,000	1,215,000	—	—	—	—	—
	2/26/18	—	—	—	—	—	—	22,240	299,935
	2/26/18	—	—	—	11,120	22,240	26,688	—	299,935

Andrew B. Coxhead	—	—	540,000	810,000	—	—	—	—	—
	2/26/18	—	—	—	—	—	—	26,875	362,444
	2/26/18	—	—	—	13,438	26,875	32,250	—	362,444

Kent A. Hansen	—	—	243,750	365,625	—	—	—	—	—
	2/26/18	—	—	—	—	—	—	5,560	74,984
	2/26/18	—	—	—	2,780	5,560	6,672	—	74,984

Richard T. Lane	—	—	450,000	675,000	—	—	—	—	—
	2/26/18	—	—	—	—	—	—	14,825	199,934
	2/26/18	—	—	—	7,413	14,825	17,790	—	199,934

1

In each case, the amount actually earned by each NEO is reported as Non-Equity Incentive Plan Compensation in the 2018 Summary Compensation Table. In 2018, the year to date performance did not merit the receipt of any non-equity incentive plan compensation under the AIP. Thus, no payouts were made under the AIP to any of our NEOs for 2018. See Compensation Discussion & Analysis for further information.

2

Consists of PSUs awarded under the LSC PIP, which may be earned upon the achievement of a specified three-year free cash flow target beginning on January 1, 2018 and ending on December 31, 2020. Each PSU is equivalent to one share of the Company’s common stock on the date of grant. The minimum target must be reached in order for the holder to be entitled to receive any PSUs. Between 50% to 120% of the number of PSUs granted may be earned, depending on actual performance against specified target levels. The PSUs have no dividend or voting rights. See Compensation Discussion & Analysis for further information on the equity grants and Potential Payments Upon Termination or Change in Control.

3

Consists of RSUs awarded under the LSC PIP. Each RSU is equivalent to one share of Company common stock and the awards vest in full on March 2, 2021. The RSUs have no dividend or voting rights and are payable on a 1:1 ratio in shares of common stock of the Company upon vesting. See Potential Payments Upon Termination or Change in Control.

4

Grant date fair value with respect to the PSUs and the RSUs is determined in accordance with ASC Topic 718. See Note 17 to the Consolidated and Combined Financial Statements included in the Original Form 10-K for a discussion of the relevant assumptions used in calculating the fair value pursuant to ASC Topic 718. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See Outstanding Equity Awards at Fiscal Year-End for further information on these awards.

5	The AIP begins to fund above the threshold, which is set at 93% of target. See Compensation Discussion & Analysis for more information.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below shows (i) each grant of stock options that are unexercised and outstanding and (ii) the aggregate number of unvested RSUs, PSUs, and restricted stock awards (“RSAs”) outstanding for the NEOs as of December 31, 2018.

Outstanding Equity Awards at Fiscal Year-End Table

Name(a)	Number of Securities Underlying Unexercised Options Exercisable (#)(b)	Number of Securities Underlying Unexercised Options Unexercisable (#)(c)	Option Exercise Price ($)(e)	Option Expiration Date(f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j)(4)
Thomas J. Quinlan III	44,500	—	26.29	3/1/2022	—	—	—	—
	25,000	—	36.99	2/27/2021	—	—	—	—
	37,500	—	39.52	2/25/2020	—	—	—	—
	118,750	—	14.09	3/1/2019	—	—	—	—
	—	—	—	—	366,806	2,567,642	174,647	1,222,529
Suzanne S. Bettman	—	—	—	—	70,116	490,812	49,527	346,689
Andrew B. Coxhead	—	—	—	—	55,873	391,111	53,240	372,680
Kent A. Hansen	—	—	—	—	8,150	57,050	12,278	85,946
Richard T. Lane	—	—	—	—	32,849	229,943	28,192	197,344

Note:	Multiple awards have been aggregated where the expiration date and the exercise price of the instruments are identical. See Compensation Discussion & Analysis contained in the Company’s 2017 proxy statement for information concerning the treatment of RRD equity in connection with the Separation.

1	The following table provides information with respect to the vesting schedule of each NEO’s outstanding unvested RSUs over shares of common stock that are set forth in the above table.

Vesting Date	Thomas Quinlan	Suzanne Bettman	Andrew Coxhead	Kent Hansen	Richard Lane
3/2/2019	251,876	35,186	13,888	0	11,114
3/2/2020	0	12,690	15,110	2,590	6,910
3/2/2021	114,930	22,240	26,875	5,560	14,825

2	Assumes a closing price per share of LSC of $7.00 on December 31, 2018 (the last trading day of the year).

3

For Mr. Quinlan, represents (i) 59,717 RSAs remaining from his 2016 Founder’s Award, which will vest on October 1, 2019 subject to continued employment and (ii) 114,930 PSUs from a grant on February 26, 2018, which are earned for achieving a specified non-GAAP Free Cash Flow target over a three-year period ending December 31, 2020 (the “2018 PSUs”), subject to continued employment.

For Ms. Bettman, represents (i) 12,057 RSAs remaining from her 2016 Founder’s Award, which will vest on October 1, 2019 subject to continued employment, (ii) 15,230 RSAs from a grant on February 27, 2017 (for which performance through December 31, 2017 was certified by the HR Committee, with performance achievement certified at 120% of target), which will cliff vest on March 2, 2020 (the “2017 RSAs”), subject to continued employment and (iii) 22,240 PSUs remaining from her grant of 2018 PSUs, which will vest on March 2, 2021, subject to continued employment.

For Mr. Coxhead, represents (i) 8,225 RSAs remaining from his 2016 Founder’s Award, which will vest on October 1, 2019 subject to continued employment, (ii) 18,140 RSAs remaining from his grant of 2017 RSAs, which will vest on March 2, 2020 subject to continued employment and (iii) 26,875 PSUs remaining from his grant of 2018 PSUs, which will vest on March 2, 2021 subject to continued employment.

For Mr. Hansen, represents (i) 3,618 RSAs remaining from his Founder’s Award, which will vest on October 1, 2019 subject to continued employment, (ii) 3,100 RSAs remaining from his grant of 2017 RSAs, which will vest on March 2, 2020 subject to continued employment and (iii) 5,560 PSUs remaining from his grant of 2018 PSUs, which will vest on March 2, 2021 subject to continued employment.

For Mr. Lane, represents (i) 5,077 RSAs remaining from his 2016 Founder’s Award, which will vest on October 1, 2019 subject to continued employment, (ii) 8,290 RSAs remaining from his grant of 2017 RSAs, which will vest on March 2, 2020 subject to continued employment and (iii) 14,825 PSUs remaining from his grant of 2018 PSUs, which will vest on March 2, 2021 subject to continued employment.

4	Assumes performance achievement of 100% payout of the PSUs and a closing price per share of $7.00 on December 31, 2018 (the last trading day of the year).

OPTION EXERCISES AND STOCK VESTED

The following table shows information regarding the value of options exercised and RSAs, RSUs and PSUs vested during the year ended December 31, 2018.

Option Exercises and Stock Vested Table

Name (a)	OPTION AWARDS		STOCK AWARDS
	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d)(1)	Value Realized on Vesting ($)(e)(2)
Thomas J. Quinlan III	N/A	N/A	161,927	2,167,429
Suzanne S. Bettman	N/A	N/A	26,733	348,023
Andrew B. Coxhead	N/A	N/A	13,877	171,892
Kent A. Hansen	N/A	N/A	3,617	38,232
Richard T. Lane	N/A	N/A	12,522	165,562

1	Represents the vesting of RSAs and RSUs under the LSC PIP.
2

Value realized on vesting of RSUs is the fair market value on the date of vesting, based on the closing price of LSC common stock as reported by the NYSE, which on March 2, 2018 was $15.03. Value realized on vesting of RSAs is the fair market value on the date of vesting, based on the closing price of LSC common stock as reported by the NYSE, which on October 1, 2018 was $10.57.

PENSION BENEFITS

Generally, effective December 31, 2011, RRD froze benefit accruals under all of its then existing federal income tax qualified U.S. defined benefit pension plans (collectively referred to as the “RRD Qualified Retirement Plans”) that were still open to accruals. Therefore, beginning January 1, 2012, participants generally ceased earning additional benefits under the RRD Qualified Retirement Plans. Thereafter, the RRD Qualified Retirement Plans were merged into one RRD Qualified Retirement Plan and generally no new participants entered this plan. Before the RRD Qualified Retirement Plans were frozen, accrual rates varied based on age and service. Accruals for the plans were calculated using compensation that generally included salary and annual cash bonus awards. The amount of annual earnings that may be considered in calculating benefits under a qualified pension plan is limited by law.

Defined benefit pension plans for LSC employees (collectively referred to as the “LSC Qualified Retirement Plans”), which were created to be substantially similar to those provided pre-Separation by RRD (including with respect to being frozen for future benefit accruals), were adopted in connection with the Separation. The assets and liabilities of LSC-allocated employees and certain former employees and retirees were transferred to, and assumed by, such LSC Qualified Retirement Plans. The LSC Qualified Retirement Plans are funded entirely by LSC with contributions made to a trust fund from which the benefits of participants are paid.

The U.S. Internal Revenue Code places limitations on pensions that can be accrued under tax qualified plans. Prior to being frozen, to the extent an employee’s pension would have accrued under a qualified retirement plan if it were not for such limitations, the additional benefits were accrued under an unfunded supplemental pension plan by RRD prior to the Separation (the “RRD SERP”) and following the Separation by LSC in an unfunded supplemental pension plan (the “LSC SERP”). The assets and liabilities of the RRD SERP related to LSC-allocated employees and certain former employees and retirees were transferred at the time of the Separation to the LSC SERP. Prior to a change of control, the LSC SERP is unfunded and provides for payments to be made out of LSC’s general assets. Generally, no additional benefits will accrue under the LSC Qualified Retirement Plans or the related LSC SERP.

Some participants, including those that have a cash balance or pension equity benefit, can elect to receive either a life annuity or a lump sum amount upon termination. Other participants will receive their plan benefit in the form of a life annuity. Under a life annuity benefit, benefits are paid monthly after retirement for the life of the participant or, if the participant is married or chooses an optional benefit form, generally in a reduced amount for the lives of the participant and surviving spouse or other named survivor.

See Note 14 to the Consolidated and Combined Financial Statements included in the Original Form 10-K for a discussion of the relevant assumptions used in calculating the present value of the current accrued benefit under the LSC Qualified Retirement Plan and the LSC SERP set forth in the table below.

Pension Benefits Table

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(1)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Thomas J. Quinlan III	Pension Plan	11	100,870	—
	LSC SERP	11	701,612	—
Suzanne S. Bettman	Pension Plan	7	115,247	—
	LSC SERP	7	271,633	—

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(1)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Andrew B. Coxhead	Pension Plan	16	150,650	—
	LSC SERP	16	52,767	—
Kent A. Hansen(2)	Pension Plan	—	—	—
	LSC SERP	—	—	—
Richard T. Lane	Pension Plan	12	280,440	—
	LSC SERP	12	209,130	—

1	The number of years of credited service was frozen effective December 31, 2011 (the date benefit accruals were frozen by RRD).
2

RRD did not have a pension plan open to new participants when Mr. Hansen was hired by RRD, so he is not a participant in our pension plan or supplemental pension plan and has no benefits under either plan.

NONQUALIFIED DEFERRED COMPENSATION

Pursuant to RRD’s Deferred Compensation Plan, participants were able to defer up to 50% of base salary and 90% of annual incentive bonus payments. Deferred amounts were credited with earnings or losses based on the rate of return of mutual funds selected by the participant, which the participant could change at any time. RRD did not make contributions to participants’ accounts under the RRD Deferred Compensation Plan in 2016.

In connection with the Separation, LSC created the LSC Deferred Compensation Plan which is substantially similar to the RRD Deferred Compensation Plan, and the assets and liabilities of LSC-allocated employees and certain former employees and retirees were transferred to, and assumed by, the LSC Deferred Compensation Plan. Participants’ deferral elections continued through the end of the 2016 calendar year. LSC determined not to offer eligible employees the opportunity to make deferrals for 2017 or 2018 and will determine, in its discretion, whether to offer eligible employees the opportunity to make deferrals in the future. LSC has not made any contributions to participants’ accounts under the LSC Deferred Compensation Plan.

Distributions generally are paid either in a lump sum or in quarterly installments for a certain number of years, based on the participant’s preexisting election and pursuant to the terms of the LSC Deferred Compensation Plan, on the latter of (1) the first day of the year following the year in which the participant’s employment with LSC terminates or the participant retires and (2) the six-month anniversary of such termination or retirement, in each case unless the participant elects that a distribution be made three years after a deferral under certain circumstances. Participants could also have elected to receive their account balance in a lump sum within 60 days after a change in control.

RRD’s Supplemental Retirement Plan-B (the “SERP-B”) was transferred to LSC in connection with the Separation. Under the SERP-B, participants could defer a portion of their regular earnings substantially equal to the difference between the amount that, in the absence of legislation limiting additions to the Company’s savings plan, would have been allocated to a participant’s account as before-tax and matching contributions, minus the deferral amount actually allocated under the Company’s savings plan. Deferred amounts earn interest at the prime rate and such interest and distributions are paid in a lump sum upon the six-month anniversary of the termination of the participant’s employment. The SERP-B was frozen in 2004 and no additional amounts may be contributed by the NEOs.

The table below shows (i) the contributions made by each of the NEOs during the year ended December 31, 2018, (ii) aggregate earnings on each of the NEO’s account balance during the year ended December 31, 2018 and (iii) the account balance of each NEO as of December 31, 2018. The table also presents amounts deferred under the SERP-B.

Nonqualified Deferred Compensation Table

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)(1)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Thomas J. Quinlan III
Deferred Compensation Plan	—	—	—	—	—
Supplemental Executive Retirement Plan-B	—	—	14,078	—	295,641
Suzanne S. Bettman
Deferred Compensation Plan	—	—	(134,158)	—	1,520,655
Andrew B. Coxhead
Deferred Compensation Plan	—	—	—	—	—
Kent A. Hansen
Deferred Compensation Plan	N/A	N/A	N/A	N/A	N/A
Richard T. Lane
Deferred Compensation Plan	—	—	15,468	—	554,605

1

Amounts in this column with respect to the Deferred Compensation Plan are not included in the 2018 Summary Compensation Table. Amounts in this column for Mr. Quinlan with respect to the SERP-B consist of contributed interest calculated at the prime interest rate on the NEO’s account balance and are included in the 2018 Summary Compensation Table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

In 2018, each of the NEOs, other than Mr. Quinlan, agreed to enter into a participation agreement (each, a “Participation Agreement”) to commence participation in the Company’s Key Employee Severance Plan (the “Severance Plan”) and, in exchange therefore, waive their existing employment agreements with the Company. This section describes the payments that would have been received by the NEOs upon termination of employment at December 31, 2018. References in this section to “agreement(s)” shall be deemed to include Mr. Quinlan’s employment agreement, to the extent applicable, Ms. Bettman’s former employment agreement (prior to her entry into her Participation Agreement) and to the Participation Agreement and Severance Plan for each of Ms. Bettman (to the extent applicable) and Messrs. Coxhead, Hansen and Lane. The amount of these payments would have depended upon the circumstances of termination, which include termination by LSC without Cause, termination by the employee for Good Reason, other voluntary termination by the employee, death, disability, or termination following a Change in Control of LSC (each as defined in the applicable agreement). The information in this section is based upon the agreements as in effect as of December 31, 2018. This information is presented to illustrate the payments the NEOs would have received from LSC under the various termination scenarios. A description of the terms with respect to each of these types of terminations follows.

TERMINATION OTHER THAN AFTER A CHANGE IN CONTROL

The agreements in effect on December 31, 2018 with each NEO provided for payments of certain benefits, as described below, upon termination of employment. The NEOs’ rights upon a termination of employment depend upon the circumstances of termination. Central to an understanding of the rights of each NEO under the agreements is an understanding of the definitions of ‘Cause’ and ‘Good Reason’ that are used in those agreements. For purposes of the agreements:

+

LSC has Cause to terminate Mr. Quinlan if he has engaged in any of a list of specified activities, including refusing to substantially perform duties consistent with the scope and nature of his position or refusal or failure to attempt in good faith to follow the written direction of the Board, committing an act materially injurious (monetarily or otherwise) to LSC or LSC’s subsidiaries, or commission of a felony or other actions specified in the definition. LSC has Cause to terminate an NEO (other than Mr. Quinlan) if the NEO has engaged in any of a list of specified activities, including engaging in conduct that materially violates the policies of the Company, failing to perform the essential functions of the job or failing to carry out the Company’s reasonable directions issued by the NEO’s supervisor with respect to the NEO’s material duties, misappropriation of corporate funds or other acts of fraud, dishonesty or self-dealing or commission of a felony or other actions specified in the definition.

+

The NEOs are said to have Good Reason to terminate employment (and thereby gain access to the benefits described below) if LSC assigns the NEO duties that represent a material diminution of his or her duties or responsibilities, reduces the NEO’s compensation, generally requires that the NEO’s principal office be located other than in or around Chicago, Illinois (for Ms. Bettman and Messrs. Coxhead and Hansen), Norwalk, Connecticut (for Mr. Lane) or New York, New York (for Mr. Quinlan), or materially breaches the agreement.

TERMINATION AFTER A CHANGE IN CONTROL

In response to stockholder feedback, the legacy Section 280G excise tax gross-ups contained in Mr. Quinlan and Ms. Bettman’s agreements were removed, and therefore, none of the NEOs are entitled to tax gross-ups upon a termination after a Change in Control of LSC.

As with the severance provisions described above, the rights to which the NEOs are entitled under the Change in Control provisions upon a termination of employment are dependent on the circumstances of the termination. The definitions of Cause and Good Reason are the same in this termination scenario as in a termination other than after a Change in Control.

POTENTIAL PAYMENT OBLIGATIONS UNDER AGREEMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following tables set forth LSC’s payment obligations under the agreements under the circumstances specified upon a termination of the employment of the NEOs or upon a Change in Control, assuming such termination occurred on December 31, 2018. The tables do not include payments or benefits that do not discriminate in scope, terms or operation in favor of the NEOs and are generally available to all salaried employees, or pension or deferred compensation payments that are discussed in Pension Benefits and Nonqualified Deferred Compensation above.

Mr. Quinlan’s employment agreement provides that if he is terminated without Cause or for Good Reason not in connection with a Change in Control, he will be entitled to receive:

+

an amount equal to two times of the sum of Mr. Quinlan’s base salary and target annual bonus, paid in equal installments over the 24-month period following his termination, subject to the execution of a customary release; and

+

continuation of all benefits (including Mr. Quinlan’s car allowance) to which Mr. Quinlan was eligible to receive prior to his termination until and including the last day of the second calendar year following the calendar year in which the qualifying termination occurs.

In general, the other NEOs’ agreements provide that, in the event an NEO experiences a termination without Cause or resigns for Good Reason (each of which we refer to as a “qualifying termination”), in each case not in connection with a Change in Control, the NEO will be entitled to receive the following benefits, subject to the execution of a release and agreement to certain restrictive covenants, including non-competition, non-solicitation and confidentiality covenants:

+	salary continuation for 18 months (12 months for Mr. Hansen);

+

equal payments made in accordance with the Company’s regular payroll dates that, in the aggregate, equal 150% (100% for Mr. Hansen) of the NEO’s target annual bonus over a period of 24 months (18 months for Mr. Hansen);

+

a lump-sum payment representing the difference between the NEO’s monthly medical insurance cost immediately prior to his or her qualifying termination and the monthly cost for COBRA for 18 months (12 months for Mr. Hansen); and

+	six months of outplacement assistance from a provider selected by the Company.

Mr. Quinlan’s employment agreement provides that if he is terminated without Cause or for Good Reason within two years of a Change in Control, he will be entitled to receive:

+	an amount equal to three times of the sum of Mr. Quinlan’s base salary and target annual bonus, payable in a cash lump sum, subject to the execution of a customary release;

+	a pro rata bonus for the year of the qualifying termination, payable when bonuses are paid to LSC’s senior executives;

+

continuation of all benefits (including Mr. Quinlan’s car allowance) to which Mr. Quinlan was eligible to receive prior to his termination until and including the last day of the second calendar year following the calendar year in which the qualifying termination occurs; and

+	a lump sum payment of $75,000, payable six months and one day after Mr. Quinlan’s qualifying termination.

In general, the other NEOs’ agreements provide that, in the event an NEO experiences a qualifying termination within two years following a Change in Control, the NEO will be entitled to receive the following benefits, subject to the execution of a release and agreement to certain restrictive covenants, including non-competition, non-solicitation and confidentiality covenants:

+	salary continuation for 24 months (18 months for Mr. Hansen);

+

equal payments made in accordance with the Company’s regular payroll dates that, in the aggregate, equal 200% (150% for Mr. Hansen) of the NEO’s target annual bonus over a period of 24 months (18 months for Mr. Hansen);

+

a lump-sum payment representing the difference between the NEO’s monthly medical insurance cost immediately prior to his or her qualifying termination and the monthly cost for COBRA for 24 months (18 months for Mr. Hansen); and

+	six months of outplacement assistance from a provider selected by the Company.

Disability or Death

All NEOs (other than Mr. Hansen, who was hired by RRD when RRD did not have a pension plan open to new participants) are entitled to pension benefits upon death or disability according to the terms of the LSC Qualified Retirement Plans. Each NEO is entitled to benefits paid under a supplemental disability insurance policy and a supplemental life insurance policy maintained by LSC for the NEO’s benefit. Pursuant to the terms of the AIP, each NEO may be entitled to his or her annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid and as available to all employees who participate in the plan, determined in the HR Committee’s discretion. Additionally, all unvested equity awards held by each NEO, except the performance unit awards granted in 2018, will immediately vest upon disability or death pursuant to the terms of their applicable award agreements. With respect to the performance unit awards granted in 2018, 50% of all such unvested awards (based on the greater of the target and actual performance level) held by each NEO will immediately vest upon disability or death, pursuant to the terms of the applicable award agreement.

Equity Acceleration

Pursuant to the terms of their applicable agreements, Mr. Quinlan and Ms. Bettman are entitled to immediate vesting of all outstanding time-based equity awards in the event of any termination initiated by the NEO for Good Reason or termination initiated by LSC without Cause (whether or not in connection with a Change in Control). All of Mr. Quinlan’s and Ms. Bettman’s performance-based equity awards will be treated in accordance with the applicable award agreement. Our NEOs are generally entitled to immediate vesting of all outstanding equity awards granted to them in 2016 and 2017 upon a Change in Control (as defined in the applicable performance incentive plan) under the terms of the 2016 Performance Incentive Plan, prior to the amendments to the plan that were approved at our 2017 Annual Meeting of Stockholders. The terms of the outstanding equity awards granted to our NEOs in 2018 require both a Change in Control and qualifying termination within two years following such Change in Control for such awards to vest. For all NEOs, all unvested equity awards are forfeited in the event of a resignation other than for Good Reason or termination with Cause.

Note, however, that the completion of the Merger will impact the compensation that we awarded to our NEOs in 2018 and prior years. More information on how the Merger will impact outstanding long-term incentive awards is described in Compensation Discussion & Analysis - Treatment of Equity Awards in the Merger Agreement above and the section entitled “The Merger—Interests of LSC’s Executive Officers and Directors in the Merger” set forth in the joint proxy statement/prospectus filed by Quad/Graphics, Inc. with the SEC on January 15, 2019. Note that if the Merger is not consummated, the equity awards will remain outstanding and subject to vesting pursuant to their original terms.

Health Care Benefits

Mr. Quinlan’s employment agreement generally provides that, after resignation for Good Reason or termination without Cause, LSC will continue providing the medical, dental, and vision coverage to him that he was eligible to receive immediately prior to such termination for a 24-month period following the date of termination. Ms. Bettman and Messrs. Coxhead and Lane’s agreements provide that, after resignation for Good Reason or termination without Cause, they are each entitled to receive a lump-sum payment representing the difference between his or her monthly medical insurance cost immediately prior to his or her resignation or termination and the monthly cost for COBRA for 18 months, if prior to a Change in Control, or for 24 months if within two years following a Change in Control. Mr. Hansen’s agreement provides that, after resignation for Good Reason or termination without Cause, he is entitled to receive a lump-sum payment representing the difference between his monthly medical insurance cost immediately prior to his resignation or termination and the monthly cost for COBRA for 12 months, if prior to a Change in Control, or for 18 months if within two years following a Change in Control. Note, however, that Ms. Bettman and Mr. Hansen do not receive medical benefits through LSC and thus would not receive the aforementioned lump-sum payment. Benefits payable upon disability or death are described in Disability or Death above.

The following tables assume that termination or any Change in Control took place on December 31, 2018.

Mr. Quinlan, the Company’s Chairman, Chief Executive Officer and President, would be entitled to the following:

	Resignation for Good Reason or Termination Without Cause($)	Resignation for other than for Good Reason or Termination With Cause($)	Resignation for Good Reason or Termination Without Cause after Change in Control($)	Change in Control($)	Disability($)	Death($)
Cash Severance:
Base Salary	2,400,000 (1)	0	3,600,000(2)	0	— (3)	—
Bonus	3,600,000 (1)	0	5,475,000(2)	0	— (4)	— (4)
Equity:(5)
Restricted Stock Units	2,567,642 (6)	0	2,567,642(7)	1,763,132 (7)	2,567,642 (8)	2,567,642 (8)
Restricted Stock	0	0	418,019(7)	418,019 (7)	418,019 (8)	418,019 (8)
Performance Share Units	0	0	804,510(9)	0 (9)	402,255 (10)	402,255 (10)
Benefits and Perquisites:(11)
Post-Termination Health Care	22,236	0	22,236	0	—	—
Supplemental Life Insurance	4,580	0	4,580	0	—	2,000,000 (12)
Supplemental Disability Insurance	9,080	0	9,080	0	1,646,489 (13)	—
Financial Planning	24,000	0	24,000	0	—	—
Car Allowance	33,600	0	33,600	0	—	—
Total:	8,661,138	0	12,958,667	2,181,151	5,034,405	5,387,916

1

Mr. Quinlan is entitled to 2.0x base salary and 2.0x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Mr. Quinlan would have been entitled to his annual bonus on December 31 pursuant to the terms of the plan under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the plan), which is not reflected in this table.

2

Mr. Quinlan is entitled to 3.0x base salary and 3.0x annual bonus as if all targets and objectives had been met, paid over the applicable severance period, which are reflected in this table. Pursuant to the terms of his employment agreement, Mr. Quinlan is also entitled to his pro-rated annual bonus for the year in which the termination after a Change in Control occurs, payable at the same time as and to the extent that all other annual bonuses are paid. This bonus is not reflected in this table as, assuming a termination date of December 31, 2018, Mr. Quinlan would have been entitled to this bonus pursuant to the terms of the plan under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll as of December 31) which are the same terms generally available to all salaried employees who participate in the plan. Also included as bonus is a $75,000 lump sum payment to which Mr. Quinlan is entitled pursuant to the terms of his employment agreement.

3	Mr. Quinlan is entitled to the same 60% of base salary until age 65 with a maximum $10,000 per month that is generally available to all salaried employees upon disability.

4

Mr. Quinlan may be entitled to his annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid, which are the same terms generally available to all salaried employees who participate in the AIP, and determined in the HR Committee’s discretion.

5	Assumes the closing price per share of LSC of $7.00 on December 31, 2018 (the last trading day of the year).

6	All unvested time-based equity awards held by Mr. Quinlan will vest immediately upon his resignation for Good Reason or termination without Cause pursuant to the terms of his employment agreement.

7

All unvested time-based equity awards granted to Mr. Quinlan prior to 2018 will vest immediately upon a Change in Control (as defined in the LSC PIP) under the terms of the LSC PIP. All unvested time-based equity awards granted to Mr. Quinlan in 2018 will remain outstanding upon a Change in Control (as defined in the LSC PIP).

8	All unvested time-based equity awards held by Mr. Quinlan will immediately vest upon disability or death pursuant to the terms of the applicable award agreements.

9

Per the terms of the 2018 PSU award agreement, upon the date of a Change in Control, the PSUs will be deemed met at the greater of target and actual performance at such date in connection with such event, but will remain subject to time-based vesting for the remainder of the performance period. All PSUs granted to Mr. Quinlan will vest upon his resignation for Good Reason or termination without Cause after a Change in Control, based on the performance level as determined in the prior sentence.

10

With respect to the performance unit awards granted in 2018, 50% of all such unvested awards (based on the greater of the target and actual performance level) will immediately vest upon disability or death. The table assumes such event occurred on December 31, 2018 and vesting and payment of the PSUs at the target performance level.

11	Except as disclosed, Mr. Quinlan receives the same benefits that are generally available to all salaried employees upon disability or death.

12	Represents benefits payable under a supplemental life insurance policy maintained by LSC for the benefit of Mr. Quinlan in excess of the amount generally available to all salaried employees.

13	Represents benefits payable under a supplemental disability insurance policy maintained by LSC for the benefit of Mr. Quinlan in excess of the amount generally available to all salaried employees.

Ms. Bettman, LSC’s Chief Administrative Officer and General Counsel, would be entitled to the following:

	Resignation for Good Reason or Termination Without Cause($)	Resignation for other than for Good Reason or Termination With Cause($)	Resignation for Good Reason or Termination Without Cause after Change in Control($)	Change in Control($)	Disability($)	Death($)
Cash Severance:
Base Salary	810,000 (1)	0	1,080,000 (2)	0	— (3)	—
Bonus	1,215,000 (1)	0	1,620,000 (2)	0	— (4)	— (4)
Equity:(5)
Restricted Stock Units	490,812 (6)	0	490,812 (7)	335,132 (7)	490,812 (8)	490,812 (8)
Restricted Stock	191,009 (6)	0	191,009 (7)	191,009 (7)	191,009 (8)	191,009 (8)
Performance Share Units	0	0	155,680 (9)	0 (9)	77,840(10)	77,840(10)
Benefits and Perquisites:(11)
Supplemental Life Insurance	0	0	0	0	—	2,000,000(12)
Supplemental Disability Insurance	0	0	0	0	1,886,500(13)	—
Outplacement Services	30,000(14)		30,000(14)
Total:	2,736,821	0	3,567,501	526,141	2,646,161	2,759,661

1

Ms. Bettman is entitled to 1.5x base salary and 1.5x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Ms. Bettman would have been entitled to her annual bonus on December 31 pursuant to the terms of the plan under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the plan), which is not reflected in this table.

2

Ms. Bettman is entitled to 2.0x base salary and 2.0x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Ms. Bettman would have been entitled to her annual bonus on December 31 pursuant to the terms of the plan under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the plan), which is not reflected in this table.

3	Ms. Bettman is entitled to the same 60% of base salary until age 65 with a maximum $10,000 per month that is generally available to all salaried employees upon disability.

4

Ms. Bettman may be entitled to her annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid, which are the same terms generally available to all salaried employees who participate in the AIP, and determined in the HR Committee’s discretion.

5	Assumes the closing price per share of LSC of $7.00 on December 31, 2018 (the last trading day of the year).

6

All unvested time-based equity awards and unvested performance-based equity awards granted to Ms. Bettman prior to October 25, 2017 will vest immediately upon her resignation for Good Reason or termination without Cause pursuant to the terms of her agreement.

7

All unvested time-based equity awards granted to Ms. Bettman after October 25, 2017 but prior to 2018 will vest immediately upon a Change in Control (as defined in the LSC PIP). All unvested time-based equity awards granted to Ms. Bettman in 2018 will remain outstanding upon a Change in Control (as defined in the LSC PIP).

8	All unvested time-based equity awards held by Ms. Bettman will immediately vest upon disability or death pursuant to the terms of the applicable award agreements.

9

Per the terms of the 2018 PSU award agreement, upon the date of a Change in Control, the PSUs will be deemed met at the greater of target and actual performance at such date in connection with such event, but will remain subject to time-based vesting for the remainder of the performance period. All PSUs granted to Ms. Bettman will vest upon her resignation for Good Reason or termination without Cause after a Change in Control, based on the performance level as determined in the prior sentence.

10

With respect to the performance unit awards granted in 2018, 50% of all such unvested awards (based on the greater of the target and actual performance level) will immediately vest upon disability or death. The table assumes such event occurred on December 31, 2018 and vesting and payment of the PSUs at the target performance level.

11	Except as disclosed, Ms. Bettman receives the same benefits that are generally available to all salaried employees upon death or disability.

12	Represents benefits payable under a supplemental life insurance policy maintained by LSC for the benefit of Ms. Bettman in excess of the amount generally available to all salaried employees.

13	Represents benefits payable under a supplemental disability insurance policy maintained by LSC for the benefit of Ms. Bettman in excess of the amount generally available to all salaried employees.

14	Represents the approximate cost of six months of outplacement assistance from a provider to be selected by LSC.

Mr. Coxhead, LSC’s Chief Financial Officer, would be entitled to the following:

	Resignation for Good Reason or Termination Without Cause($)	Resignation for other than for Good Reason or Termination With Cause($)	Resignation for Good Reason or Termination Without Cause after Change in Control($)	Change in Control($)	Disability($)	Death($)
Cash Severance:
Base Salary	810,000 (1)	0	1,080,000 (2)	0	— (3)	—
Bonus	810,000 (1)	0	1,080,000 (2)	0	— (4)	— (4)
Equity:(5)
Restricted Stock Units	0	0	391,111 (6)	202,986 (6)	391,111 (7)	391,111 (7)
Restricted Stock	0	0	184,555 (6)	184,555 (6)	184,555 (7)	184,555 (7)
Performance Share Units	0	0	188,125 (8)	0 (8)	94,063 (9)	94,063 (9)
Benefits and Perquisites:(10)
Medical Payment	12,431(11)	0	16,575(12)	0	—	—
Supplemental Life Insurance	0	0	0	0	—	2,000,000(13)
Supplemental Disability Insurance	0	0	0	0	3,960,000(14)	—
Outplacement Services	30,000(15)		30,000(15)
Total:	1,662,431	0	2,970,366	387,541	4,629,729	2,669,729

1

Mr. Coxhead is entitled to 1.5x base salary and 1.5x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Mr. Coxhead would have been entitled to his annual bonus on December 31 pursuant to the terms of the plan under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the plan), which is not reflected in this table.

2

Mr. Coxhead is entitled to 2.0x base salary and 2.0x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Mr. Coxhead would have been entitled to her annual bonus on December 31 pursuant to the terms of the plan under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the plan), which is not reflected in this table.

3	Mr. Coxhead is entitled to the same 60% of base salary until age 65 with a maximum $10,000 per month that is generally available to all salaried employees upon disability.

4

Mr. Coxhead may be entitled to his annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid, which are the same terms generally available to all salaried employees who participate in the AIP, and determined in the HR Committee’s discretion.

5	Assumes the closing price per share of LSC of $7.00 on December 31, 2018 (the last trading day of the year).

6

All unvested time-based equity awards granted to Mr. Coxhead prior to 2018 will vest immediately upon a Change in Control (as defined in the LSC PIP) under the terms of the LSC PIP. All unvested time-based equity awards granted to Mr. Coxhead in 2018 will remain outstanding upon a Change in Control (as defined in the LSC PIP).

7	All unvested time-based equity awards held by Mr. Coxhead will immediately vest upon disability or death pursuant to the terms of the applicable award agreements.

8

Per the terms of the 2018 PSU award agreement, upon the date of a Change in Control, the PSUs will be deemed met at the greater of target and actual performance at such date in connection with such event, but will remain subject to time-based vesting for the remainder of the performance period. All PSUs granted to Mr. Coxhead will vest upon his resignation for Good Reason or termination without Cause after a Change in Control, based on the performance level as determined in the prior sentence.

9

With respect to the performance unit awards granted in 2018, 50% of all such unvested awards (based on the greater of the target and actual performance level) will immediately vest upon disability or death. The table assumes such event occurred on December 31, 2018 and vesting and payment of the PSUs at the target performance level.

10	Except as disclosed, Mr. Coxhead receives the same benefits that are generally available to all salaried employees upon death or disability.

11	Represents lump sum payment for 18 months of medical premiums equal to the difference in the COBRA rate and the regular employee rate.

12	Represents lump sum payment for 24 months of medical premiums equal to the difference in the COBRA rate and the regular employee rate.

13	Represents benefits payable under a supplemental life insurance policy maintained by LSC for the benefit of Mr. Coxhead in excess of the amount generally available to all salaried employees.

14	Represents benefits payable under a supplemental disability insurance policy maintained by LSC for the benefit of Mr. Coxhead in excess of the amount generally available to all salaried employees.

15	Represents the approximate cost of six months of outplacement assistance from a provider to be selected by LSC.

Mr. Hansen, LSC’s Chief Accounting Officer and Controller, would be entitled to the following:

	Resignation for Good Reason or Termination Without Cause($)		Resignation for other than for Good Reason Termination With Cause($)	Resignation for Good Reason or Termination Without Cause after Change in Control($)		Change in Control($)		Disability($)		Death($)
Cash Severance:
Base Salary	325,000	(1)	0	487,500	(2)	0		—	(2)	—
Bonus	243,750	(1)	0	365,625	(2)	0		—	(4)	—	(4)
Equity:(5)
Restricted Stock Units	0		0	57,050	(6)	18,130	(6)	57,050	(7)	57,050	(7)
Restricted Stock	0		0	47,026	(6)	47,026	(6)	47,026	(7)	47,026	(7)
Performance Share Units	0		0	38,920	(8)	0	(8)	19,460	(9)	19,460	(9)
Benefits and Perquisites:(10)
Supplemental Life Insurance	0		0	0		0		—		2,000,000	(11)
Supplemental Disability Insurance	0		0	0		0		4,616,667	(12)	—
Outplacement Services	30,000	(13)		30,000	(13)
Total:	598,750		0	1,026,121		65,156		4,740,203		2,123,536

1

Mr. Hansen is entitled to 1.0x base salary and 1.0x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Mr. Hansen would have been entitled to his annual bonus on December 31 pursuant to the terms of the plan under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the plan), which is not reflected in this table.

2

Mr. Hansen is entitled to 1.5x base salary and 1.5x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Mr. Hansen would have been entitled to his annual bonus on December 31 pursuant to the terms of the plan under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the plan), which is not reflected in this table.

3	Mr. Hansen is entitled to the same 60% of base salary until age 65 with a maximum $10,000 per month that is generally available to all salaried employees upon disability.

4

Mr. Hansen may be entitled to his annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid, which are the same terms generally available to all salaried employees who participate in the AIP, and determined in the HR Committee’s discretion.

5	Assumes the closing price per share of LSC of $7.00 on December 31, 2018 (the last trading day of the year).

6

All unvested time-based equity awards granted to Mr. Hansen prior to 2018 will vest immediately upon a Change in Control (as defined in the LSC PIP) under the terms of the LSC PIP. All unvested time-based equity awards granted to Mr. Hansen in 2018 will remain outstanding upon a Change in Control (as defined in the LSC PIP).

7	All unvested time-based equity awards held by Mr. Hansen will immediately vest upon disability or death pursuant to the terms of the applicable award agreements.

8

Per the terms of the 2018 PSU award agreement, upon the date of a Change in Control, the PSUs will be deemed met at the greater of target and actual performance at such date in connection with such event, but will remain subject to time-based vesting for the remainder of the performance period. All PSUs granted to Mr. Hansen will vest upon his resignation for Good Reason or termination without Cause after a Change in Control, based on the performance level as determined in the prior sentence.

9

With respect to the performance unit awards granted in 2018, 50% of all such unvested awards (based on the greater of the target and actual performance level) will immediately vest upon disability or death. The table assumes such event occurred on December 31, 2018 and vesting and payment of the PSUs at the target performance level.

10	Except as disclosed, Mr. Hansen receives the same benefits that are generally available to all salaried employees upon death or disability.

11	Represents benefits payable under a supplemental life insurance policy maintained by LSC for the benefit of Mr. Hansen in excess of the amount generally available to all salaried employees.

12	Represents benefits payable under a supplemental disability insurance policy maintained by LSC for the benefit of Mr. Hansen in excess of the amount generally available to all salaried employees.

13	Represents the approximate cost of six months of outplacement assistance from a provider to be selected by LSC.

Mr. Lane, LSC’s Chief Strategy and Supply Chain Officer, would be entitled to the following:

	Resignation for Good Reason or Termination Without Cause($)		Resignation for other than for Good Reason or Termination With Cause($)	Resignation for Good Reason or Termination Without Cause after Change in Control($)	Change in Control($)		Disability($)		Death($)
Cash Severance:
Base Salary	675,000	(1)	0	900,000 (2)	0		—	(3)	—
Bonus	675,000	(1)	0	900,000 (2)	0		—	(4)	—	(4)
Equity:(5)
Restricted Stock Units	0		0	229,943 (6)	126,168	(6)	229,943	(7)	229,943	(7)
Restricted Stock	0		0	93,569 (6)	93,569	(6)	93,569	(7)	93,569	(7)
Performance Share Units	0		0	103,775 (8)	0	(9)	51,888	(9)	51,888	(9)
Benefits and Perquisites:(10)
Medical Payment	6,849	(11)	—	9,132 (12)	0		—		—
Supplemental Life Insurance	0		0	0	0		—		2,000,000	(13)
Supplemental Disability Insurance	0		0	0	0		1,167,333	(14)	—
Outplacement Services	30,000	(15)		30,000 (15)
Total:	1,386,849		0	2,266,419	219,737		1,542,733		2,375,400

1

Mr. Lane is entitled to 1.5x base salary and 1.5x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Mr. Lane would have been entitled to his annual bonus on December 31 pursuant to the terms of the plan under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the plan), which is not reflected in this table.

2

Mr. Lane is entitled to 2.0x base salary and 2.0x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Mr. Lane would have been entitled to his annual bonus on December 31 pursuant to the terms of the plan under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the plan), which is not reflected in this table.

3	Mr. Lane is entitled to the same 60% of base salary until age 65 with a maximum $10,000 per month that is generally available to all salaried employees upon disability.

4

Mr. Lane may be entitled to his annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid, which are the same terms generally available to all salaried employees who participate in the AIP, and determined in the HR Committee’s discretion.

5	Assumes the closing price per share of LSC of $7.00 on December 31, 2018 (the last trading day of the year).

6

All unvested time-based equity awards granted to Mr. Lane prior to 2018 will vest immediately upon a Change in Control (as defined in the LSC PIP) under the terms of the LSC PIP. All unvested time-based equity awards granted to Mr. Lane in 2018 will remain outstanding upon a Change in Control (as defined in the LSC PIP).

7	All unvested time-based LSC equity awards held by Mr. Lane will immediately vest upon disability or death pursuant to the terms of the applicable award agreements.

8

Per the terms of the 2018 PSU award agreement, upon the date of a Change in Control, the PSUs will be deemed met at the greater of target and actual performance at such date in connection with such event, but will remain subject to time-based vesting for the remainder of the performance period. All PSUs granted to Mr. Lane will vest upon his resignation for Good Reason or termination without Cause after a Change in Control, based on the performance level as determined in the prior sentence.

9

With respect to the performance unit awards granted in 2018, 50% of all such unvested awards (based on the greater of the target and actual performance level) will immediately vest upon disability or death. The table assumes such event occurred on December 31, 2018 and vesting and payment of the PSUs at the target performance level.

10	Except as disclosed, Mr. Lane receives the same benefits that are generally available to all salaried employees upon death or disability.

11	Represents lump sum payment for 18 months of medical premiums equal to the difference in the COBRA rate and the regular employee rate.

12	Represents lump sum payment for 24 months of medical premiums equal to the difference in the COBRA rate and the regular employee rate.

13	Represents benefits payable under a supplemental life insurance policy maintained by LSC for the benefit of Mr. Lane in excess of the amount generally available to all salaried employees.

14	Represents benefits payable under a supplemental disability insurance policy maintained by LSC for the benefit of Mr. Lane in excess of the amount generally available to all salaried employees.

15	Represents the approximate cost of six months of outplacement assistance from a provider to be selected by LSC.

2018 CEO PAY RATIO

Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee and the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee. Set forth below is the annual total compensation of our median employee, the annual total compensation of Mr. Quinlan and the ratio of those two values:

+	The 2018 annual total compensation of the employee identified as the median employee of LSC (other than our Chief Executive Officer) was $36,127;

+	The 2018 annual total compensation of our Chief Executive Officer, Mr. Quinlan, was $4,337,670; and

+	For 2018, the estimated ratio of the annual total compensation of Mr. Quinlan to the median annual total compensation of all of our employees was approximately 120:1.

As is permitted under SEC rules, to determine our median employee, we used our employee population as of October 31, 2018. On that determination date, we had approximately 21,992 employees globally, 175 of whom were employed in Canada and excluded pursuant to the 5% de minimis exemption permitted under SEC rules. For this remaining population of 21,817 full-time and part-time employees worldwide, we measured compensation using W-2 compensation components (determined for the period from January 1, 2018 through October 31, 2018), or the international equivalent, and converted the amounts reported for international employees to U.S. dollars using the exchange rate reported on October 31, 2018. We then identified our median employee and calculated the 2018 annual total compensation for both our median employee and Mr. Quinlan using the same methodology that we used to determine our NEOs’ annual total compensation as reported in the 2018 Summary Compensation Table.

The estimated ratio of our Chief Executive Officer’s 2018 annual total compensation to our median employee’s 2018 annual total compensation is 120:1. This ratio is calculated using a methodology consistent with the applicable SEC rules, as described above. This ratio is notably different from that of the prior year (38:1) because Mr. Quinlan did not receive an annual long-term equity incentive award in 2017 in consideration of his 2016 Founder’s Award, while his 2018 annual total compensation does include an annual long-term equity incentive award granted to him in 2018. Mr. Quinlan’s 2018 equity award is included as compensation to him in the 2018 Summary Compensation Table pursuant to SEC rules, but such award will only be paid to him in future years if the applicable vesting conditions are met.

As SEC rules allow for companies to adopt a wide range of methodologies, to apply country exclusions and to make reasonable estimates and assumptions that reflect their compensation practices to identify the median employee and calculate the pay ratio, the pay ratios reported by other companies may not be comparable to the pay ratio reported above.

DIRECTOR COMPENSATION

LSC’s Non-Employee Director Compensation Plan provides that annual compensation for non-employee directors consists of a cash retainer and an equity retainer. The Corporate Responsibility & Governance Committee periodically reviews directors’ compensation and recommends changes as appropriate. Annual director compensation is paid as of the date of the annual meeting of stockholders, however, if any director joins the LSC Board on a date other than the date of the annual meeting, a pro-rata portion of each of the applicable cash retainer and equity retainer from the date joined to the next annual meeting date will be granted. RSU awards granted to directors who were on the board of directors of RR Donnelley who became directors of LSC were adjusted and converted to RSUs of LSC. Such RSUs are subject to the same terms and conditions (including with respect to vesting and deferral elections) as applicable to the corresponding RRD award immediately prior to the Separation.

LSC’s directors are subject to stock ownership guidelines.

CASH RETAINER

The annual base cash retainer is $90,000, and a director may also receive, as applicable, the following additional cash retainer amounts:

Lead Director	$62,500
Chairman of the Audit Committee	$25,000
Chairman of the Human Resources Committee	$25,000
Chairman of the Corporate Responsibility & Governance Committee	$20,000

EQUITY RETAINER

The annual equity retainer is paid in the form of a grant of RSUs with a fair market value of $135,000. Our Lead Director receives an additional equity retainer with a fair market value of $62,500. Fair market value is defined as the closing price of LSC’s common stock on the date of grant. Under the terms of the grant agreements, each RSU will vest and be payable in full in the form of common stock on the first anniversary of the grant date with the opportunity to defer vesting of any award until termination of service on the Board. The RSUs will also vest and be payable in full on the earlier of the date a director ceases to be a director and a Change in Control (as defined in the LSC PIP). Dividend equivalents on the RSUs will be deferred and credited with interest quarterly (at the same rate as five-year U.S. government bonds) and paid out in cash at the same time the corresponding portion of the RSU award vests.

2018 NON-EMPLOYEE DIRECTOR COMPENSATION TABLE

Directors who are our employees receive no additional fees for service as a director. Non-employee directors receive compensation as described above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
M. Shân Atkins	90,000	135,000	59	225,059
Margaret A. Breya	90,000	135,000	59	225,059
Judith H. Hamilton	172,500	197,500	15,846(3)	385,846
Francis J. Jules	115,000	135,000	59	250,059
Thomas F. O’Toole	90,000	135,000	59	225,059
Richard K. Palmer	115,000	135,000	3,102	253,102
Douglas W. Stotlar	90,000	135,000	59	225,059
Shivan S. Subramaniam	90,000	135,000	59	225,059

1

The amounts shown in this column constitute RSUs granted under the LSC PIP awarded as payment of non-employee director equity retainer as set forth above under Director Compensation — Equity Retainer. Grant date fair value with respect to the RSUs is determined in accordance with ASC Topic 718. See Note 17 to the Consolidated and Combined Financial Statements included in the Original Form 10-K for a discussion of the relevant assumptions used in calculating the fair value pursuant to ASC Topic 718. As of December 31, 2018, each director had outstanding the following aggregate number of RSUs: Ms. Atkins, 10,895; Ms. Breya, 10,895; Ms. Hamilton, 29,014; Mr. Jules, 10,895; Mr. O’Toole, 10,895; Mr. Palmer, 34,869; Mr. Stotlar, 10,895; and Mr. Subramaniam, 10,895. The number of RSUs Ms. Hamilton and Mr. Palmer hold include those that carried over from their service on the Board of RRD prior to the Separation.

2	Includes interest accrued on dividend equivalents on RSUs credited to each director’s account.

3

Includes $7,186 of dividends on phantom shares under the Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors, credited as additional phantom shares. As of December 31, 2018, Ms. Hamilton had outstanding 7,186 phantom shares, with an additional 631 phantom shares credited from accrued dividends, all of which are fully vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

Information as of December 31, 2018 concerning compensation plans under which LSC Communications’ equity securities are authorized for issuance is as follows:

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Plan Category
Equity compensation plan approved by security holders	1,740,475	(a)	$24.47	1,064,640 (c)

(a)	Includes 1,463,200 shares issuable upon the vesting of RSUs.

(b)	RSUs were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.

(c)

The LSC PIP allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 3,500,000 in the aggregate, of which 1,064,640 remain available for issuance.

BENEFICIAL STOCK OWNERSHIP OF DIRECTORS, EXECUTIVES AND LARGE STOCKHOLDERS

The table below lists the beneficial ownership of common stock as of April 2, 2019 by all current directors, each of the persons named in the tables under Executive Compensation, and the directors and executive officers as a group. The table includes all stock awards subject to vesting conditions that vest within 60 days of April 2, 2019. The table also lists all institutions and individuals known to hold more than 5% of the Company’s common stock, which has been obtained from filings made pursuant to Sections 13(d) and (g) of the Exchange Act. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all common stock beneficially owned set forth opposite their name. The percentages shown are based on outstanding shares of common stock as of April 2, 2019. Unless otherwise indicated, the business address of each stockholder listed below is LSC Communications, 191 N. Wacker Drive, Suite 1400, Chicago, IL 60606.

Name	Number	% of Total Outstanding
Thomas J. Quinlan III(1)	589,567	1.76%
Suzanne S. Bettman(2)	101,909	*
Andrew B. Coxhead(3)	62,480	*
Kent A. Hansen(4)	11,723	*
Richard T. Lane(5)	36,145	*
Judith H. Hamilton(6)	59,566	*
M. Shân Atkins(7)	20,323	*
Margaret A. Breya(7)	20,323	*
Francis J. Jules(8)	20,323	*
Thomas F. O’Toole(7)	20,323	*
Richard K. Palmer(9)	44,061	*
Douglas W. Stotlar(7)	20,323	*
Shivan S. Subramaniam(10)	33,823	*
All directors and executive officers as a group	1,040,889	3.11%
BlackRock, Inc.(11)	4,995,745	14.91%
The Vanguard Group(12)	2,168,093	6.47%
Dimensional Fund Advisors LP(13)	1,841,059	5.49%

*	Less than one percent.

1

Reflects ownership of 421,862 shares of common stock held directly, 988 shares held in Mr. Quinlan’s 401(k) plan account, 59,717 RSAs that are subject to vesting and 107,000 options over common stock. Does not include 114,930 RSUs that are subject to vesting or 114,930 PSUs that are subject to performance based vesting conditions.

2

Reflects ownership of 74,575 shares of common stock held directly, 47 shares held in Ms. Bettman’s 401(k) plan account and 27,287 RSAs that are subject to vesting. Does not include 34,930 RSUs that are subject to vesting or 22,240 PSUs subject to performance based vesting conditions.

3

Reflects ownership of 36,115 shares of common stock held directly and 26,365 RSAs that are subject to vesting. Does not include 41,985 RSUs that are subject to vesting or 26,875 PSUs subject to performance based vesting conditions.

4

Reflects ownership of 5,005 shares of common stock held directly and 6,718 RSAs subject to vesting. Does not include 31,610 RSUs that are subject to vesting or 5,560 PSUs subject to performance based vesting conditions.

5

Reflects ownership of 22,778 shares of common stock held directly and 13,367 RSAs that are subject to vesting. Does not include 21,735 RSUs that are subject to vesting or 14,825 PSUs subject to performance based vesting conditions.

6

Reflects ownership of 30,552 shares of common stock held directly, and 15,940 RSUs that will vest on the earlier of May 17, 2019 or when such director ceases to be a director, and 2,711 RSUs that will vest on the earlier of May 18, 2019 or when such director ceases to be a director and 10,363 RSUs that will vest when such director ceases to be a director. Does not include 7,113.7645 shares of phantom stock that are settleable only in cash.

7	Reflects ownership of 9,428 shares of common stock held directly, and 10,895 RSUs that will vest when such director ceases to be a director.

8	Reflects ownership of 9,428 shares of common stock held directly, and 10,895 RSUs that will vest on the earlier of May 17, 2019 or when such director ceases to be a director.

9

Reflects ownership of 9,192 shares of common stock held directly, and 10,895 RSUs that will vest on the earlier of May 17, 2019 or when such director ceases to be a director and 23,974 RSUs that will vest when such director ceases to be a director.

10	Reflects ownership of 22,928 shares of common stock held directly, and 10,895 RSUs that will vest when such director ceases to be a director.

11

BlackRock, Inc. (“BlackRock”) is an investment advisor with a principal business office at 55 East 52nd Street, New York, New York 10055. This amount reflects the total shares held by BlackRock clients. BlackRock has sole investment authority over all shares, sole voting authority over 4,873,869 shares and no voting authority over 121,876 shares.

12

The Vanguard Group, Inc. (“Vanguard”) is an investment advisor with a principal business office at 100 Vanguard Boulevard, Malvern, Pennsylvania 19355. This amount reflects the total shares held by Vanguard clients. Vanguard has sole investment authority over 2,136,911 shares and shared investment authority over 31,182 shares, sole voting authority over 30,941 shares, shared voting authority over 2,620 shares and no voting authority over 2,134,532 shares.

13

Dimensional Fund Advisors LP (“Dimensional”) is an investment advisor with a principal business office at Building One, 6300 Bee Cave Road, Austin, Texas 78746. This amount reflects the total shares held by Dimensional in its capacity as an investment adviser to four investment companies and as investment manager or sub-adviser to certain other commingled funds, group trusts and separate accounts. Dimensional has sole investment authority over all shares, sole voting authority over 1,752,579 shares, and no voting authority over 88,480 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND POTENTIAL CONFLICTS OF INTEREST; RELATED PARTY TRANSACTION APPROVAL POLICY

The Company has a written policy relating to approval or ratification of all transactions involving an amount in excess of $120,000 in which the Company is a participant and in which a related person has or will have a direct or indirect material interest, including without limitation any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships, subject to certain enumerated exclusions. Under the policy, such related person transactions must be approved or ratified by (i) the Corporate Responsibility & Governance Committee or (ii) if the Corporate Responsibility & Governance Committee determines that the approval or ratification of such transaction should be considered by all of the disinterested members of the Board, such disinterested members of the Board by a majority vote. Related persons include any of our directors, certain executive officers, certain of our stockholders and their immediate family members.

In considering whether to approve or ratify any related person transaction, the Corporate Responsibility & Governance Committee or such disinterested members of the Board, as applicable, may consider all factors that they deem relevant to the transaction, including, but not limited to: the size of the transaction and the amount payable to or receivable from a related person; the nature of the interest of the related person in the transaction; whether the transaction may involve a conflict of interest; and whether the transaction involves the provision of goods or services to the Company that are available from unaffiliated third parties and, if so, whether the transaction is on terms and made under circumstances that are at least as favorable to the Company as would be available in comparable transactions with or involving unaffiliated third parties.

To identify related person transactions, at least once a year all directors and executive officers of the Company are required to complete questionnaires seeking, among other things, disclosure with respect to such transactions of which such director or executive officer may be aware. In addition, on an ongoing basis, each executive officer of the Company is required to advise the Chairman of the Corporate Responsibility & Governance Committee of any related person transaction of which he or she becomes aware.

DIRECTOR INDEPENDENCE

The Company’s Principles of Corporate Governance provide that the Board must be composed of a majority of independent directors. No director qualifies as independent unless the Board affirmatively determines that the director has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that all eight non-employee directors of our Board are independent in accordance with the NYSE requirements. Mr. Quinlan, who as an employee of the Company, is not independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees — Deloitte & Touche LLP (Deloitte) was the Company’s independent registered public accounting firm for the year ended December 31, 2018. Total fees paid to Deloitte for audit services rendered during 2018 and 2017 were $2.6 million and $3.1 million respectively.

Audit-Related Fees — Total fees paid to Deloitte for audit-related services rendered during 2018 were $0.3 million primarily related to attestation reports for services that the Company provides to customers and during 2017 were $0.6 million, primarily related to attestation reports for services that the Company provides to customers as well as for services rendered by Deloitte in connection with acquisition diligence services.

Tax Fees — No fees were paid to Deloitte for tax services during 2018 or 2017.

All Other Fees — No other fees were paid to Deloitte for any other services rendered during 2018 or 2017.

Audit Committee Pre-Approval Policy — The Audit Committee has policies and procedures that require the approval by the Audit Committee of all services performed by, and as necessary, fees paid to the Company’s independent registered public accounting firm. The Audit Committee approves the proposed services, including the scope of services contemplated and the related fees, associated with the current year audit. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee. The Audit Committee pre-approves, up to an aggregate dollar amount and individual dollar amount per engagement, certain permitted non-audit services anticipated to be provided by the Company’s independent registered public accounting firm. In the event permitted non-audit service amounts exceed the thresholds established by the pre-approval policy, the Audit Committee must specifically approve such excess amounts. The Audit Committee chairman has the authority to approve any services outside the specific pre-approved non-audit services and must report any such approval at the next meeting of the Audit Committee.

Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (3) Exhibits

The exhibits listed on the accompanying index are filed as part of this annual report on Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of April 2019.

LSC COMMUNICATIONS, INC.

By:	/ S / ANDREW B. COXHEAD
Andrew B. Coxhead
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

2.1	Separation and Distribution Agreement, dated as of September 14, 2016, by and among R. R. Donnelley & Sons Company, LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (the “Separation Agreement”) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.2	Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.3	Transition Services Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and Donnelley Financial Solutions, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.4	Tax Disaffiliation Agreement, dated as of September 14, 2016, between LSC Communications, Inc. and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.5	Patent Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.6	Trademark Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.7	Data Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

2.8	Software, Copyright and Trade Secret Assignment and License Agreement, dated as of September 27, 2016, between LSC Communications US, LLC and R. R. Donnelley & Sons Company (incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

3.1	Amended and Restated Certificate of Incorporation of LSC Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

3.2	Amended and Restated By-laws of LSC Communications, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.1	Indenture, dated as of September 30, 2016, among LSC Communications, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.2	Registration Rights Agreement, dated as of July 28, 2017, by and among LSC Communications, Inc. Victor G. Warren Revocable Trust Dated July 14, 1993, James Reifenberg, Mark Nickel, Phillip Warren and James M. Slattery (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 filed on October 2, 2017)

10.1	Credit Agreement, dated as of September 30, 2016, among LSC Communications, Inc., the lenders party thereto, Bank Of America, N.A., as Administrative Agent Swing Line Lender and an L/C Issuer, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.2	Amendment No. 1 to Credit Agreement dated as of November 17, 2017, by and among LSC Communications, Inc., the other Loan Parties, the 2017 Refinancing Term Lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 3, 2018)

10.3	Amendment No. 2 to Credit Agreement dated as of December 20, 2018, by and among LSC Communications, Inc. the other Loan Parties, the Lenders party thereto and Bank of America, N. A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)+

10.4	2016 LSC Communications, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.5	Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2017)*

10.6	LSC Communications, Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of August 1, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018)*

10.7	LSC Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.8	Supplemental Executive Retirement Plan-B for Designated Executives effective January 1, 2001 as amended effective December 31, 2004, January 1, 2005 and September 30, 2016 (the “SERP-B”) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.9	LSC Communications Annual Incentive Plan as amended and restated effective January 17, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)+*

10.10	Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.11	Amendment to Employment Agreement, dated as of October 25, 2017, between LSC Communications, Inc. and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017)*

10.12	Key Employee Severance Plan effective October 25, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

10.13	Form of Participation Agreement for the Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 19, 2018)*

10.14	Participation Agreement between Suzanne S. Bettman and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.15	Participation Agreement between Andrew B. Coxhead and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.16	Participation Agreement between Kent A. Hansen and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.17	Participation Agreement between Richard T. Lane and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.18	Form of Stock Option Award Agreement (for 2009 to 2012) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.19	Form of Founder’s Award (Restricted Stock) Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.20	Form of Performance Restricted Stock Award (for 2017) (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

10.21	Form of Performance Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018)*

10.22	Form of Stock Unit Award Agreement (for 2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.23	Form of Stock Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

10.24	Form of Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018)*

10.25	Form of Restricted Stock Unit Award Agreement (for 2019) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)+*

10.26	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.27	Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors as amended to March 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.28	Non-Employee Director Compensation Plan effective as of October 30, 2018 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)+*

10.29	Form of Director Restricted Stock Unit Award as amended (for 2004-2007) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.30	Form of Director Restricted Stock Unit Award (for 2014-2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.31	Form of Director Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

14.1	Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)+

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)+

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)+

31.1	Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)+

31.2	Certification by Andrew B. Coxhead, Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)+

31.3	Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.4	Certification by Andrew B. Coxhead, Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)+

32.2	Certification by Andrew B. Coxhead, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)+

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document+

101.PREXBRL Taxonomy Extension Presentation Linkbase Document+

+ Previously filed with the Original Form 10-K

* Management contract or compensatory plan or arrangement