Form 10-Q
period 2019-03-31
LSC Communications, Inc.
filed 2019-04-30
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes ☐ No ☒

As of April 26, 2019, 33,510,017 shares of common stock were outstanding.

LSC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

TABLE OF CONTENTS

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$13	$21
Receivables, less allowances for doubtful accounts of $16 in 2019 (2018 - $14)	616	617
Inventories (Note 5)	221	197
Income tax receivable	8	4
Prepaid expenses and other current assets	26	28
Total current assets	884	867
Property, plant and equipment-net (Note 6)	502	508
Goodwill (Note 7)	103	103
Other intangible assets-net (Note 7)	151	156
Right-of-use assets for operating leases	192	—
Deferred income taxes	25	27
Other noncurrent assets	90	93
Total assets	$1,947	$1,754

LIABILITIES
Accounts payable	$330	$372
Accrued liabilities	235	199
Short-term debt and current portion of long-term debt (Note 10)	175	108
Short-term operating lease liabilities	45	—
Total current liabilities	785	679
Long-term debt (Note 10)	649	659
Pension liabilities	113	132
Restructuring and multi-employer pension liabilities (Note 8)	44	45
Long-term operating lease liabilities	153	—
Other noncurrent liabilities	50	61
Total liabilities	$1,794	$1,576

Commitments and contingencies (Note 9)

EQUITY
Common stock, $0.01 par value
Authorized: 65,000,000
Issued: 35,542,151 shares in 2019 (2018: 35,029,565)	$—	$—
Additional paid-in capital	831	828
Accumulated deficit	(177)	(42)
Accumulated other comprehensive loss (Note 13)	(476)	(584)
Treasury stock, at cost: 2,032,134 shares in 2019 (2018: 1,888,205)	(25)	(24)
Total equity	153	178
Total liabilities and equity	$1,947	$1,754

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$845	$929
Cost of sales	735	808
Selling, general and administrative expenses (exclusive of depreciation and amortization)	85	83
Restructuring, impairment and other charges-net (Note 8)	13	6
Depreciation and amortization	31	38
(Loss) from operations	(19)	(6)
Interest expense-net (Note 10)	19	20
Settlement of retirement benefit obligations (Note 12)	135	—
Investment and other (income)-net	(10)	(11)
(Loss) before income taxes	(163)	(15)
Income tax (benefit)	(37)	(4)
Net (loss)	$(126)	$(11)

Net (loss) per common share (Note 11)
Basic net (loss) per share	$(3.79)	$(0.32)
Diluted net (loss) per share	$(3.79)	$(0.32)

Weighted-average number of common shares outstanding:
Basic	33.3	34.7
Diluted	33.3	34.7

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Net (loss)	$(126)	$(11)

Other comprehensive income, net of tax (Note 13):
Translation adjustments	1	5
Adjustment for net periodic pension plan cost, net of tax expense of $36 million and $1 million for the three months ended March 31, 2019 and 2018, respectively	107	4
Other comprehensive income	108	9
Comprehensive (loss)	$(18)	$(2)

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities
Net (loss)	$(126)	$(11)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Impairment charges	2	—
Depreciation and amortization	31	38
Provision for doubtful accounts receivable	3	2
Share-based compensation	3	3
Deferred income taxes	(34)	3
Settlement of retirement benefit obligations	135	—
Other	1	2
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable-net	(2)	56
Inventories	(24)	(33)
Prepaid expenses and other current assets	3	1
Accounts payable	(33)	(75)
Income taxes receivable	(4)	(8)
Accrued liabilities and other	21	(2)
Net cash (used in) operating activities	(24)	(24)

Cash Flows from Investing Activities
Capital expenditures	(28)	(20)
Acquisitions of businesses, net of cash acquired	(3)	1
Net cash (used in) investing activities	(31)	(19)

Cash Flows from Financing Activities
Payments of current maturities and long-term debt	(11)	(13)
Net proceeds from credit facility borrowings	67	55
Dividends paid	(9)	(9)
Other financing activities	(1)	(2)
Net cash provided by financing activities	46	31

Effect of exchange rate on cash and cash equivalents	1	1
Net (decrease) in cash, cash equivalents and restricted cash	(8)	(11)
Cash, cash equivalents and restricted cash at beginning of year	24	35
Cash, cash equivalents and restricted cash at end of period	$16	$24

Reconciliation to the Condensed Consolidated Balance Sheets
	As of	As of
	March 31, 2019	December 31, 2018
Cash and cash equivalents	$13	$21
Restricted cash included in prepaid expenses and other current assets	3	3
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$16	$24

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Retained	Accumulated
			Additional			Earnings	Other
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	(Loss) Income	Equity
Balance at December 31, 2018	35	$—	$828	2	$(24)	$(42)	$(584)	$178
Net (loss)	—	—	—	—	—	(126)	—	(126)
Issuance of share-based awards, net of withholdings and other	1	—	—	—	(1)	—	—	(1)
Share-based compensation	—	—	3	—	—	—	—	3
Cash dividends paid	—	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	—	—	108	108
Balance at March 31, 2019	36	$—	$831	2	$(25)	$(177)	$(476)	$153

						Retained	Accumulated
			Additional			Earnings	Other
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	(Loss) Income	Equity
Balance at December 31, 2017	35	$—	$816	—	$(2)	$(90)	$(476)	$248
Net (loss)	—	—	—	—	—	(11)	—	(11)
Revenue recognition adjustments	—	—	—	—	—	9	—	9
Reclassification of tax rate change to accumulated deficit (Note 13)	—	—	—	—	—	97	(97)	—
Issuance of share-based awards, net of withholdings and other	—	—	—	—	(2)	—	—	(2)
Share-based compensation	—	—	3	—	—	—	—	3
Cash dividends paid	—	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	—	—	9	9
Balance at March 31, 2018	35	$—	$819	—	$(4)	$(4)	$(564)	$247

During the three months ended March 31, 2018, the Company recorded $9 million in equity adjustments as a result of the adoption of Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”).

There were dividends declared per common share of $0.26 during each of the three months ended March 31, 2019 and 2018.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

Note 1.  Overview and Basis of Presentation

Description of Business

The principal business of LSC Communications, Inc., a Delaware corporation, and its direct or indirect wholly-owned subsidiaries (“LSC Communications,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of traditional and digital print, print-related services and office products.  The Company serves the needs of publishers, merchandisers and retailers worldwide with a service offering that includes e-services, logistics, warehousing and fulfillment and supply chain management services.  The Company utilizes a broad portfolio of technology capabilities coupled with consultative attention to clients' needs to increase speed to market, reduce costs, provide postal savings to customers and improve efficiencies.  The Company prints magazines, catalogs, books and directories, and its office products offerings include filing products, envelopes, note-taking products, binder products, and forms.

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

The Company and Quad/Graphics have made customary representations, warranties and covenants in the Merger Agreement.  Subject to certain exceptions outlined in the Merger Agreement, the Company has agreed to covenants relating to the Company’s business during the period between the execution of the Merger Agreement and the consummation of the Merger, including restrictions on its ability to issue any shares of its capital stock, repurchase any shares of its capital stock and incur additional indebtedness outside the ordinary course of business.  The Merger Agreement allows the Company to continue paying a regular quarterly dividend up to $0.26 per share.

On February 25, 2019, Quad/Graphics announced that its shareholders had voted to approve the issuance of Quad/Graphics’ class A common stock in the Merger on February 22, 2019.

On February 22, 2019, the Company held a Special Meeting of Stockholders in connection with the Merger. At the special meeting, the Company’s stockholders voted to adopt the Merger Agreement.

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

The HSR Act provides that the issuance of the Second Request extends the waiting period under the HSR Act until either 30 days after both the Company and Quad/Graphics have substantially complied with the Second Request or such later time as agreed to by the parties with the DOJ, unless the waiting period is terminated earlier by the DOJ. The Company continues to expect the Merger to be consummated in mid-2019.

Consummation of the Merger remains subject to the expiration of the waiting period under the HSR Act and other required regulatory approvals, and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

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

During the third quarter of 2018, management changed the Company’s reportable segments and reporting units.  Consequently, prior year amounts were restated to conform to the new segment structure.  Refer to Note 15, Segment Information, for more information.

Note 2.  Business Combination and Disposition

2018 Acquisition

On July 2, 2018, the Company completed the acquisition of R. R. Donnelley & Sons Company’s (“RRD”) Print Logistics business (“Print Logistics”), an integrated logistics services provider to the print industry with an expansive distribution network.   The acquisition enhanced the Company’s logistics service offering and is included in the Magazines, Catalogs and Logistics segment.  The original total purchase price was $58 million in cash, which was reduced to $52 million as a result of a $6 million net working capital settlement in the fourth quarter of 2018.  Of the final total purchase price, $21 million was recorded in goodwill related to this acquisition.

2018 Disposition

On September 28, 2018, the Company completed the sale of its European printing business, which included web offset manufacturing facilities, a logistics and warehousing site and a location dedicated to premedia services, for proceeds of $47 million.  The Company recorded a $25 million non-cash provision primarily for the write-off of a deferred tax asset associated with the disposition.  The European printing business was included in the Europe segment, which was disclosed as part of the Other segment grouping.

Acquisition Information

The acquisition of Print Logistics was recorded by allocating the cost of the acquisition to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date.  The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired was recorded in goodwill. The goodwill is primarily attributable to the synergies expected to arise as a result of the acquisition.

The tax deductible goodwill related to Print Logistics was $25 million.

The purchase price allocation for Print Logistics was final as of December 31, 2018.  There were no changes to the purchase price allocation for the acquisition as of March 31, 2019 compared to the disclosed purchase price allocation in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

The final purchase price allocation for Print Logistics was as follows:

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

Accounts Receivable	$40
Prepaid expenses and other current assets	1
Property, plant and equipment	8
Other intangible assets	17
Goodwill	21
Accounts payable and accrued liabilities	(35)
Purchase price and net cash paid	$52

The fair values of goodwill, other intangible assets and property, plant and equipment associated with Print Logistics were determined to be Level 3 under the fair value hierarchy, which included discounted cash flow analyses and comparable marketplace fair value data.  Property, plant and equipment values were estimated using either the cost or market approach, if a secondhand market existed. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements associated with Print Logistics:

	Fair Value	Valuation Technique	Unobservable Input	Value
Customer relationships	$17	Multi-period excess earnings method	Existing customer growth rate	(3.5%)
			Attrition rate	7.5%
			Discount rate	18.0%

For the three months ended March 31, 2019 and 2018, the Company recorded a de minimis amount and $1 million of acquisition-related expenses, respectively, associated with the completed and contemplated acquisitions within selling, general and administrative expenses in the condensed consolidated statements of operations.

Pro forma results

The following unaudited pro forma financial information for the three months ended March 31, 2019 and 2018 presents the condensed consolidated statements of operations of the Company and the acquisition of Print Logistics, as if the acquisition had occurred as of January 1 of the year prior to the acquisition.

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

	Three Months Ended
	March 31,
	2019	2018
Net sales	$845	$973
Net (loss)	(126)	(12)

The following table outlines unaudited pro forma financial information for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Amortization of purchased intangibles	$5	$5

There were no nonrecurring pro forma adjustments affecting net (loss) for the three months ended March 31, 2019 and 2018.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

Note 3.  Revenue Recognition

Disaggregated Revenue

The following tables provide information about disaggregated revenue by major products/service lines and timing of revenue recognition, and include a reconciliation of the disaggregated revenue with reportable segments for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31, 2019
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Other	Total
Major Products / Service Lines
Book (a)	$—	$260	$—	$—	$260

Magazines and Catalogs (b)	$319	$—	$—	$44	$363
North America	319	—	—	44	363
Europe	—	—	—	—	—

Logistics	$84	$—	$—	$—	$84

Directories	$—	$—	$—	$19	$19
North America	—	—	—	19	19
Europe	—	—	—	—	—

Office Products	$—	$—	$119	$—	$119
Total	$403	$260	$119	$63	$845

Timing of Revenue Recognition
Products and services transferred at a point in time	$288	$228	$119	$43	$678
Products and services transferred over time	115	32	—	20	167
Total	$403	$260	$119	$63	$845

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

	Three Months Ended
	March 31, 2018
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Other	Total
Major Products / Service Lines
Book (a)	$—	$249	$—	$—	$249

Magazines and Catalogs (b)	$400	$—	$—	$99	$499
North America	400	—	—	41	441
Europe	—	—	—	58	58

Logistics	$27	$—	$—	$—	$27

Directories	$—	$—	$—	$31	$31
North America	—	—	—	27	27
Europe	—	—	—	4	4

Office Products	$—	$—	$123	$—	$123
Total	$427	$249	$123	$130	$929

Timing of Revenue Recognition
Products and services transferred at a point in time	$369	$221	$123	$112	$825
Products and services transferred over time	58	28	—	18	104
Total	$427	$249	$123	$130	$929

(a)	Includes e-book formatting and supply chain management associated with book production
(b)	Includes premedia and co-mail

Contract Balances

The following table provides changes in contract assets and liabilities during the three months ended March 31, 2019:

	Short-Term Contract Assets	Long-Term Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2019	$44	$30	$16
Additions to unbilled accounts receivable	31	—	—
Unbilled accounts receivable recognized in trade receivables	(29)	—	—
Amortization of contract acquisition costs	—	(3)	—
Revenue recognized that was included in contract liabilities as of January 1, 2019	—	—	(8)
Increases due to cash received	—	—	6
Ending Balance, March 31, 2019	$46	$27	$14

The trade receivables balance was $487 million and $488 million as of March 31, 2019 and December 31, 2018, respectively.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

Accounts Receivable

Transactions affecting the allowances for doubtful accounts receivable balance during the three months ended March 31, 2019 were as follows:

March 31, 2019
Balance, beginning of year	$14
Provisions charged to expense	3
Write-offs and other	(1)
Balance, end of year	$16

Note 4.  Leases

Financial Statement Impact of Adopting Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02” or “ASC 842”)

The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective adoption method. The reported results for 2019 reflect the adoption of ASC 842 guidance while the reported results for 2018 were prepared and continue to be reported under the guidance of ASC 840, Leases, referred to herein as “previous guidance.”

In adopting ASC 842, the Company applied certain available practical expedients, including electing to combine lease and non-lease components of a contract and electing to apply the practical expedient “package” permitted under ASU 2016-02. This election allowed the Company to use the lease classification (operating or finance) previously determined at the start of a lease contract for any expired or existing leases as of the date of adoption.

The Company performed an analysis of all lease contracts existing as of January 1, 2019. Upon adoption of ASC 842, the Company added $206 million of right-of-use (“ROU”) assets and lease liabilities to its balance sheet related to operating leases. There were no changes to assets or liabilities relating to finance leases.

Based upon the balances that existed as of December 31, 2018, the Company recorded adjustments to the following accounts as of January 1, 2019:

	As Reported	Adjustments	Adjusted
	December 31, 2018	Adoption of ASU 2016-02	January 1, 2019
Assets
ROU assets for operating leases	$—	$201	$201

Liabilities
Accrued liabilities (a)	$199	$(1)	$198
Short-term operating lease liabilities	—	52	52
Long-term operating lease liabilities	—	154	154
Other noncurrent liabilities (a)	61	(4)	57

(a)	The total $5 adjustment relates to straight-line rent accruals that were reclassified to ROU assets for operating leases.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

Accounting Policy

Under ASC 842, the Company determines if a contract contains a lease at the inception of the contract. A contract contains a lease if it conveys to the Company the right to control the use of specified assets. Operating leases are included in ROU assets and in other current liabilities and other non-current liabilities. Finance lease assets are included in property, plant, and equipment, and liabilities are included in short-term and long-term debt. ROU assets and lease liabilities are recognized at the present value of future lease payments. The discount rate used to measure the amount recognized is the Company’s incremental borrowing rate, if an implicit rate is not determinable from the lease contract. Operating lease cost is recognized on a straight-line basis over the term of the lease.

The Company leases land, production facilities, office space, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Further, the Company has elected not to separate lease and non-lease components of contracts for any asset classes, but rather to account for non-lease components together with their related lease components.

For leases that include renewal options that the Company is reasonably certain to exercise, the Company includes the renewal period in its initial classification of the lease. Renewal options range from 1 year to 5 years.

The Company’s variable lease payments do not depend on a published index or rate, and therefore, are expensed as incurred.

The components of total net lease cost were as follows:

Three Months Ended
March 31, 2019
Operating lease cost	$17
Sublease (income)	(2)
Variable lease cost	3
Total net lease cost	$18

During the three months ended March 31, 2019, the Company incurred a de minimis amount of finance lease cost, consisting of finance lease ROU asset amortization and interest on finance lease liabilities, and a de minimis amount of cost associated with short-term leases.

Supplemental non-cash information related to leases is included below:

Three Months Ended
March 31, 2019
ROU assets acquired in exchange for lease obligations:
ROU assets
Operating leases	$2

Lease obligations
Operating leases	$2

During the three months ended March 31, 2019, the Company recorded $16 million of operating cash outflows from operating leases.

During the three months ended March 31, 2019, the Company recorded a de minimis amount of cash flows from financing leases.  No finance lease ROU assets or obligations were acquired during the three months ended March 31, 2019.

Supplemental information related to leases is included below:

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

March 31, 2019
Weighted Average Remaining Lease Term (years)
Operating leases	5.5
Financing leases	2.4

Weighted Average Discount Rate
Operating leases	8.3%
Financing leases	6.7%

The annual maturities of lease liabilities as of March 31, 2019 were as follows:

Operating Leases
2019	$44
2020	51
2021	43
2022	34
2023	24
2024 & thereafter	47
Total undiscounted lease payments	243
Imputed interest	(47)
Total lease liabilities	$196

During the three months ended March 31, 2019, the Company recorded a de minimis amount of maturities for finance lease liabilities. As of March 31, 2019, the Company has additional operating leases that have not commenced for an undiscounted amount of $9 million. These operating leases will commence during 2019 with lease terms of 4 years to 5 years.

The Company also has land and building subleases for certain locations resulting from the acquisition of businesses or disposition of components. Some of these leases have variable payments, either because payments are structured to follow the head lease (where the Company is the lessee) or because the sublease includes reimbursement for utilities and other expenses. We recognize the rent-related portion of lease payments, including changes based on a published index or rate, on a straight-line basis and the variable portion related to utilities and other expenses in the period incurred. Our subleases have various renewal and termination options whereby the sublease can be renewed for 6 months to 5 years, or the sublease can be terminated by providing 90 days’ notice. Sublessees have full discretion to exercise renewal or termination options.

Note 5.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
Raw materials and manufacturing supplies	$132	$119
Work in process	56	50
Finished goods	84	80
Last in, first out reserve	(51)	(52)
Total	$221	$197

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

Note 6.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
Land	$43	$43
Buildings	712	709
Machinery and equipment	3,614	3,759
	4,369	4,511
Less: Accumulated depreciation	(3,867)	(4,003)
Total	$502	$508

During the three months ended March 31, 2019 and 2018, depreciation expense was $24 million and $31 million, respectively.  Refer to Note 8, Restructuring, Impairment and Other Charges, for information on impairment recorded during the three months ended March 31, 2019.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $3 million at March 31, 2019 and December 31, 2018.  These assets were included in prepaid expenses and other current assets in the condensed consolidated balance sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 were as follows:

	Magazines,
	Catalogs
	and Logistics	Book	Office Products	Other	Total
Net book value as of December 31, 2018
Goodwill	$523	$354	$110	$5	$992
Accumulated impairment losses	(502)	(303)	(79)	(5)	(889)
Total	21	51	31	—	103
Net book value as of March 31, 2019
Goodwill	523	354	110	5	992
Accumulated impairment losses	(502)	(303)	(79)	(5)	(889)
Total	$21	$51	$31	$—	$103

The components of other intangible assets at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$268	$(141)	$127	$268	$(137)	$131
Trade names	30	(7)	23	9	(6)	3
Total amortizable other intangible assets	298	(148)	150	277	(143)	134
Indefinite-lived trade names	1	—	1	22	—	22
Total other intangible assets	$299	$(148)	$151	$299	$(143)	$156

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

On January 1, 2019, all of Office Products’ tradenames (net book value of $21 million) were changed from indefinite-lived tradenames to definite-lived tradenames with a useful life of 15 years, as management determined that it was not possible to conclude the tradenames will generate cash flows for an indefinite period of time due to secular industry decline and changes in the usage of branded products.

During each of the three months ended March 31, 2019 and 2018, amortization expense for other intangible assets was $5 million.

The following table outlines the estimated annual amortization expense related to all amortizable intangible assets:

For the year ending December 31,	Amount
2019	$19
2020	19
2021	17
2022	16
2023	15
2024 and thereafter	69
Total	$155

Note 8.  Restructuring, Impairment and Other Charges

For the three months ended March 31, 2019 and 2018, the Company recorded the following net restructuring, impairment and other charges:

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
March 31, 2019	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$5	$4	$9	$2	$—	$11
Book	—	1	1	—	—	1
Corporate	—	1	1	—	—	1
Total	$5	$6	$11	$2	$—	$13

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
March 31, 2018	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$3	$2	$5	$(1)	$—	$4
Book	—	1	1	—	—	1
Office Products	1	—	1	—	—	1
Total	$4	$3	$7	$(1)	$—	$6

Restructuring and Impairment Charges

For the three months ended March 31, 2019, the Company incurred charges of $5 million for an aggregate of 240 employees, of whom 16 were terminated as of or prior to March 31, 2019, primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment.  The Company incurred net other restructuring charges of $6 million for the three months ended March 31, 2019 primarily due to charges related to facility costs, as well as costs associated with new revenue opportunities and cost savings initiatives implemented during the quarter.  The Company recorded $2 million of net impairment charges related to machinery and equipment associated with facility closings in the Magazines, Catalogs and Logistics segment.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

For the three months ended March 31, 2018, the Company incurred employee-related restructuring charges of $4 million for an aggregate of 196 employees, substantially all of whom were terminated as of or prior to March 31, 2019.  These charges primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment and the reorganization of certain business units.  The Company incurred other restructuring charges of $3 million for the three months ended March 31, 2018 for facility costs and pension withdrawal obligations related to facility closures.  As a result of a $1 million adjustment of previously recorded goodwill associated with the 2017 acquisitions, there was a reduction of $1 million of goodwill impairment charges during the three months ended March 31, 2018.

Other Charges

For each of the three months ended March 31, 2019 and 2018, the Company recorded a de minimis amount of other charges for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included $3 million in accrued liabilities and $19 million in restructuring and multiemployer pension plan liabilities at March 31, 2019.

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

Restructuring Reserve

The restructuring reserve as of December 31, 2018 and March 31, 2019, and changes during the three months ended March 31, 2019 were as follows:

	December 31,	Restructuring		Cash	March 31,
	2018	Charges	Other	Paid	2019
Employee terminations	$8	$5	$—	$—	$13
Multiemployer pension plan withdrawal obligations	32	1	—	(2)	31
Other	1	5	—	(2)	4
Total	$41	$11	$—	$(4)	$48

The current portion of restructuring reserves of $23 million at March 31, 2019 was included in accrued liabilities, while the long-term portion of $25 million, which primarily related to multiemployer pension plan withdrawal obligations related to facility closures, was included in restructuring and multiemployer pension liabilities at March 31, 2019.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by March 31, 2020.

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

Note 9.  Commitments and Contingencies

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

Note 10.  Debt

The Company’s debt at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31, 2019	December 31, 2018
Borrowings under the Revolving Credit Facility	$133	$64
Term Loan Facility due September 30, 2022 (a)	249	260
8.75% Senior Secured Notes due October 15, 2023	450	450
Capital lease and other obligations	2	4
Unamortized debt issuance costs	(10)	(11)
Total debt	824	767
Less: current portion	(175)	(108)
Long-term debt	$649	$659

(a)	The borrowings under the Term Loan Facility are subject to a variable interest rate. As of March 31, 2019 and December 31, 2018, the interest rate was 8.00% and 8.02%, respectively.

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

For the Three Months Ended March 31, 2019 and 2018

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

Credit Agreement

On December 20, 2018, the Company amended the Credit Agreement to, among other things, defer certain changes to the minimum Interest Coverage Ratio and the maximum Consolidated Leverage Ratio.  As a result, the maximum Consolidated Leverage Ratio will be reduced to 3.00 to 1.00 with respect to any fiscal quarter ending on or after March 31, 2020, as opposed to March 31, 2019, as originally contemplated in the Credit Agreement. The minimum Interest Coverage Ratio will be increased to 3.50 to 1.00 with respect to any test period ending on or after March 31, 2020, as opposed to March 31, 2019, as originally contemplated in the Credit Agreement. Other terms, including the outstanding principal, maturity date and other debt covenants remain the same.

Additional Debt Issuances Information

The fair values of the Senior Notes and Term Loan Facility that were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy.  The fair value of the Company’s debt was greater than its book value by approximately $30 million and $22 million at March 31, 2019 and December 31, 2018, respectively.

There were $133 million and $64 million of borrowings under the Revolving Credit Facility as of March 31, 2019 and December 31, 2018, respectively.  The weighted-average interest rate on borrowings under the Company’s Revolving Credit Facility was 5.76% during the three months ended March 31, 2019.

There were $19 million and $20 million of net interest expense during the three months ended March 31, 2019 and 2018, respectively.

Note 11.  Earnings Per Share

During the three months ended March 31, 2019 and 2018, no shares of common stock were purchased by the Company, however, a de minimis amount of shares were withheld from employees for tax liabilities upon vesting of equity awards.

Basic earnings per share (“EPS”) is calculated by dividing net earnings attributable to the Company’s stockholders by the weighted average number of common shares outstanding for the period. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock, restricted stock units (“RSUs”), and performance share units (“PSUs”).

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	Three Months Ended
	March 31,
	2019	2018
Net (loss) per common share:
Basic	$(3.79)	$(0.32)
Diluted	$(3.79)	$(0.32)
Numerator:
Net (loss)	$(126)	$(11)
Denominator:
Weighted average number of common shares outstanding	33.3	34.7
Dilutive options and awards	—	—
Diluted weighted average number of common shares outstanding	33.3	34.7

Note 12.  Retirement Plans

The Company is the sole sponsor of certain defined benefit pension plans that are included in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.  The assets and certain obligations of the defined benefit pension plans includes plans qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “U.S. Qualified Plan”) and related non-qualified benefits (the “Non-Qualified Plan”).

The components of the estimated net pension loss (income) for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31, 2019
	Qualified	Non-Qualified & International	Total
Interest cost	$20	$1	$21
Expected return on plan assets	(33)	—	(33)
Amortization of actuarial loss	3	—	3
Settlement of retirement obligations	135	—	135
Net periodic benefit loss	$125	$1	$126

	Three Months Ended
	March 31, 2018
	Qualified	Non-Qualified & International	Total
Interest cost	$21	$1	$22
Expected return on plan assets	(39)	—	(39)
Amortization of actuarial loss	5	—	5
Net periodic benefit (income) loss	$(13)	$1	$(12)

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations related to the U.S. Qualified Plan by purchasing a group annuity contract for certain retirees and beneficiaries from a third-party insurance company. As a result, the Company’s pension assets and liabilities were remeasured as of the settlement date.  As of the remeasurement date, the reduction in the reported pension obligation for the participants under the annuity contract was $477 million, and the reduction in plan assets was $466 million.  The Company recorded a non-cash settlement charge of $135 million in settlement of retirement benefit obligations in the condensed consolidated statement of operations in the first quarter of 2019.  This charge results from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.  The long-term rate of return remained at 6.50% for the U.S. Qualified pension plan and did not change as a result of the settlement.  The discount rate used to determine the net obligation for the U.S. Qualified pension plan at the settlement date was 4.3%, 10 basis points lower than the discount rate as of December 31, 2018.

Settlement of retirement obligations is disclosed separately in the condensed consolidated statements of operations, while the remaining net periodic (loss) income for the three months ended March 31, 2019 and 2018 is included in the investment and other (income)-net.

Note 13.  Comprehensive Income

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2018 and March 31, 2019 and changes during the three months ended March 31, 2019.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2018	$(529)	$(55)	$(584)
Other comprehensive income before reclassifications	105	1	106
Amounts reclassified from accumulated other comprehensive loss	2	—	2
Net change in accumulated other comprehensive loss	107	1	108
Balance at March 31, 2019	$(422)	$(54)	$(476)

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations and, as a result, the Company’s pension assets and liabilities were remeasured as of the settlement date.  The impact, net of tax, to the Company’s accumulated other comprehensive loss was a decrease of $105 million.  Refer to Note 12, Retirement Plans, for more information.

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

The Company adopted ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”) in the first quarter of 2018.  As a result of applying this standard in the period of adoption, the Company reclassified $97 million relating to the change in tax rate from accumulated other comprehensive loss to accumulated deficit in the Company’s condensed consolidated balance sheet during the three months ended March 31, 2018.  ASU 2018-02 eliminated the stranded tax effects resulting from the U.S Tax Cuts and Jobs Act and improved the usefulness of information reported to financial statement users.

Refer to the condensed consolidated statements of comprehensive income for the components of comprehensive (loss) income for the three months ended March 31, 2019 and 2018.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018
Amortization of pension plan cost:
Net actuarial loss (a)	$3	$5
Reclassifications before tax	3	5
Income tax expense	1	1
Reclassifications, net of tax	$2	$4

(a)

Amortization of pension plan cost is included in the calculation of net periodic pension plan (income) expense that is recognized all in investment and other income-net in the condensed consolidated statements of operations (see Note 12, Retirement Plans).

Note 14. Stock and Incentive Programs

The Company’s employees participate in the Company’s 2016 Performance Incentive Plan (the “2016 PIP”).  Under the 2016 PIP, the Company may grant cash or bonus awards, stock options, stock appreciation rights, restricted stock awards (“RSAs”), RSUs, performance awards or combinations thereof to certain officers, directors and key employees.

Total compensation expense related to all share based compensation plans for the Company’s employees, officers and directors was $3 million for each of the three months ended March 31, 2019 and 2018.  There was a de minimis amount of excess tax benefits for each of the three months ended March 31, 2019 and 2018.

There was no significant activity related to stock options, RSAs, performance restricted stock, and PSUs during the three months ended March 31, 2019.

Restricted Stock Units

A summary of the Company’s RSU activity for LSC Communications employees, officers and directors as of December 31, 2018 and March 31, 2019, and changes during the three months ended March 31, 2019 is presented below.

		Weighted
	Shares	Average Grant
	(thousands)	Date Fair Value
Nonvested at December 31, 2018	897	$19.65
Granted	927	6.28
Vested	(338)	25.59
Forfeited	(2)	17.62
Nonvested at March 31, 2019	1,484	$9.94

During the three months ended March 31, 2019, 926,870 RSUs were granted to certain senior management of the Company.  The shares are subject to time-based vesting and will cliff vest on February 25, 2022.  As of March 31, 2019, the total potential payout for the awards granted during the three months ended March 31, 2019 is 926,870 RSUs.  The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.  These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or change of control of the Company.

Compensation expense related to LSC Communications, RRD and Donnelley Financial RSUs held by Company employees, officers and directors was $1 million and $2 million for the three months ended March 31, 2019 and 2018, respectively.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2019 and 2018

(tabular amounts in millions, except per share data)

As of March 31, 2019 there was $10 million of unrecognized share-based compensation expense related to approximately 1.5 million RSUs outstanding, with a weighted-average grant date fair value of $9.94, that are expected to vest over a weighted-average period of 2.5 years.

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

Book

The Book segment produces books for publishers primarily in the U.S.  The segment also provides supply-chain management services, warehousing and fulfillment services, as well as e-book formatting for book publishers.

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories: filing products, envelopes, note-taking products, binder products, and forms.

Other

The Other grouping consists of the following non-reportable segments: Europe, Directories, Mexico, and Print Management.  Europe produced magazines, catalogs and directories, as well as provided packaging and pre-media services.  The Company disposed of its European printing business in the third quarter of 2018 (refer to Note 2, Business Combination and Disposition, for more information).  Mexico produces magazines, catalogs, statements, forms, and labels.   Print Management provides outsourced print procurement and management services.

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

For the Three Months Ended March 31, 2019 and 2018

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

		Income (Loss)		Depreciation
Three Months Ended	Net	from	Assets of	and	Capital
March 31, 2019	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$403	$(31)	$795	$15	$10
Book	260	13	647	12	17
Office Products	119	8	329	3	—
Total reportable segments	782	(10)	1,771	30	27
Other	63	4	90	1	1
Corporate	—	(13)	86	—	—
Total operations	$845	$(19)	$1,947	$31	$28

		Income (Loss)		Depreciation
Three Months Ended	Net	from	Assets of	and	Capital
March 31, 2018	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$427	$(14)	$742	$16	$9
Book	249	9	565	14	9
Office Products	123	2	372	4	—
Total reportable segments	799	(3)	1,679	34	18
Other	130	7	194	4	1
Corporate	—	(10)	84	—	1
Total operations	$929	$(6)	$1,957	$38	$20

Restructuring, impairment and other charges by segment for the three months ended March 31, 2019 and 2018 are disclosed in Note 8, Restructuring, Impairment and Other Charges.

Note 16.  New Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”).   ASU 2018-15 aligns the accounting for implementation costs for cloud computing arrangements with the accounting for costs involved in implementing an internal-use software license.  ASU 2018-15 is effective in the first quarter of 2020; however, as early adoption is permitted, the Company adopted ASU 2018-15 in the first quarter of 2019.   The adoption did not have a material impact in the first quarter of 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of LSC Communications, Inc. as of March 31, 2019 and December 31, 2018 and the results of operations for the three months ended March 31, 2019 and 2018.  This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Item 1, Condensed Consolidated Financial Statements.  Refer to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2019, for management’s discussion and analysis of the financial condition of the company as of December 31, 2018 and December 31, 2017, and the results of operations for the years ended December 31, 2018, 2017 and 2016.

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

On February 25, 2019, Quad/Graphics announced that its shareholders had voted to approve the issuance of Quad/Graphics’ class A common stock in the Merger on February 22, 2019.

On February 22, 2019, the Company held a Special Meeting of Stockholders in connection with the Merger. At the special meeting, the Company’s stockholders voted to adopt the Merger Agreement.

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

The HSR Act provides that the issuance of the Second Request extends the waiting period under the HSR Act until either 30 days after both the Company and Quad/Graphics have substantially complied with the Second Request or such later time as agreed to by the parties with the DOJ, unless the waiting period is terminated earlier by the DOJ. The Company continues to expect the Merger to be consummated in mid-2019.

Consummation of the Merger remains subject to the expiration of the waiting period under the HSR Act and other required regulatory approvals, and the satisfaction or waiver of the other closing conditions specified in the Merger Agreement.

Segment Descriptions

During the third quarter of 2018, the Company realigned the reportable segments and reporting units to reflect its evolution since its separation from R. R. Donnelley & Sons Company’s (“RRD”) in 2016, as well as changes from recent acquisition and disposal activity.  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

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

Book

The Book segment produces books for publishers primarily in the U.S.  The segment also provides supply-chain management services, warehousing and fulfillment services, as well as e-book formatting for book publishers.

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories: filing products, envelopes, note-taking products, binder products, and forms.

Other

The Other grouping consists of the following non-reportable segments: Europe, Directories, Mexico, and Print Management.  Europe produced magazines, catalogs and directories, as well as provided packaging and pre-media services.  The Company disposed of its European printing business in the third quarter of 2018 (refer to Note 2, Business Combination and Disposition, for more information).  Mexico produces magazines, catalogs, statements, forms, and labels.   Print Management provides outsourced print procurement and management services.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and LIFO inventory provisions.  In addition, share-based compensation expense is included in Corporate and not allocated to the operating segments.

Business Combination and Dispositions

The following table lists the Company’s acquisitions since 2016:

Date	Company	Description	Purchase Price
July 2, 2018	RRD's Print Logistics business ("Print Logistics")	Integrated logistics services provider with distribution network	$52 million in cash
November 29, 2017	The Clark Group, Inc. ("Clark Group")	Third-party logistics provider of distribution, consolidation, transportation management and international freight forwarding services	$25 million in cash
November 9, 2017	Quality Park	Producer of envelopes, mailing supplies and assorted packaging items	$41 million in cash
September 7, 2017	Publishers Press, LLC ("Publishers Press")	Printing provider with capabilities such as web-offset printing, prepress and distribution services for magazines and retail brands	$68 million in cash
August 21, 2017	NECI, LLC ("NECI")	Supplier of commodity and specialty filing supplies	$6 million in cash
August 17, 2017	CREEL Printing, LLC ("Creel")	Offset and digital printing company	$79 million in cash
July 28, 2017	Fairrington Transportation Corp., F.T.C. Transport, Inc. and F.T.C. Services, Inc. (“Fairrington”)	Full-service, printer-independent mailing logistics provider in the United States	$19 million in cash and ~1.0 million shares of LSC Communications common stock (total value $39 million)
March 1, 2017	HudsonYards Studios, LLC ("HudsonYards")

Digital and print premedia production company that provides high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services

$3 million in cash
December 2, 2016	Continuum Management Company, LLC (“Continuum”)	Print procurement and management business	$9 million in cash

The Company sold its European printing business on September 28, 2018 for $47 million in cash. The Company sold its retail offset printing facilities on June 5, 2018.

For further information on the Print Logistics acquisition and the European disposition, see Note 2, Business Combination and Disposition, to the condensed consolidated financial statements.

Outlook

Competitive Environment

According to the February 2019 IBIS World industry report “Printing in the U.S.,” estimated total annual printing industry revenue is approximately $77 billion, of which approximately $12 billion relates to our core segments of the print market and an additional approximately $31 billion pertains to related segments of the print market in which we are able to offer certain products. Despite consolidation in recent years, including several acquisitions completed by LSC Communications, the industry remains highly fragmented and LSC Communications is one of the largest players in our segment of the print market.  The print and related services industry, in general, continues to have excess capacity and LSC Communications remains diligent in proactively identifying plant consolidation opportunities to keep our capacity in line with demand.  Across the Company’s range of print products and services, competition is based primarily on the ability to deliver products for the lowest total cost, a factor driven not only by price, but also by materials and distribution costs.  We expect that prices for print products and services will continue to be a focal point for customers in coming years.

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

During late 2018 and early 2019, the Company performed a comprehensive review of the Company’s entire operations to identify new revenue opportunities and cost savings.  This review covered substantially all aspects of the Company – both operational and support functions – and involved key personnel from throughout the organization.  The resulting revenue opportunities and cost savings initiatives were approved by senior management in the first quarter of 2019 and are expected to be implemented over the next three years.  While the Company expects to realize the benefits beginning in 2019 and at various points over the next three years, the Company incurred $1.5 million of expense during the three months ended March 31, 2019 relating to the implementation of certain identified initiatives.  As the Company continues to implement the identified initiatives, the Company expects to incur additional expense; however, the Company expects the resulting benefits (additional revenue and/or cost savings) to significantly exceed the additional expense. Refer to Note 8, Restructuring, Impairment and Other Charges, for information on the charges recorded during the three months ended March 31, 2019.

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

Pension Benefit Plans

The funded status of the Company’s pension benefit plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates.  Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans.  The Company reviews its actuarial assumptions on an annual basis as of December 31.  Based on current estimates, the Company expects to make cash contributions of approximately $6 million to its pension benefit plans for the full year in 2019, of which $1 million has been contributed during the three months ended March 31, 2019.

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations by purchasing a group annuity contract for certain retirees and beneficiaries from a third-party insurance company. As a result, the Company’s pension assets and liabilities were remeasured as of the settlement date. The Company recorded a non-cash settlement charge of $135 million in settlement of retirement benefit obligations in the condensed consolidated statement of operations in the first quarter of 2019.

Based on the fair value of assets and the estimated discount rate used to value benefit obligations as of March 31, 2019, the Company estimates the unfunded status of the pension benefit plans to be approximately $105 million compared to $137 million at December 31, 2018.

See Note 12, Retirement Plans, for more information on the Company’s pension benefit plans.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies disclosed in the annual report on Form 10-K for the year-ended December 31, 2018, with the exception of leases.  On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), as discussed in the Company’s annual report on Form 10-K.  Upon adoption of ASC 842, the Company added $206 million of right-of-use (“ROU”) assets and lease liabilities to its condensed consolidated balance sheet related to operating leases.  There was no impact to the Company’s condensed consolidated statements of operations.  See Note 4, Leases, for more information.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its condensed consolidated balance sheets, statements of operations, cash flows and certain other information.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes.

Results of Operations for the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

The following table shows the results of operations for the three months ended March 31, 2019 and 2018, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Net sales	$845	$929	$(84)	(9.1%)
Cost of sales	735	808	(73)	(9.0%)
Cost of sales as a % of net sales	87.0%	87.0%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	85	83	2	2.4%
Selling, general and administrative expenses as a % of net sales	10.1%	8.9%
Restructuring, impairment and other charges-net	13	6	7	116.7%
Depreciation and amortization	31	38	(7)	(18.4%)
(Loss) from operations	$(19)	$(6)	$(13)	216.7%

Condensed Consolidated Results

Net sales for the three months ended March 31, 2019 were $845 million, a decrease of $84 million, or 9.1%, compared to the three months ended March 31, 2018.  Net sales were impacted by:

•	The dispositions of the Company’s European printing business and retail offset printing facilities in 2018, and lower volume;
•	Partially offset by the acquisition of Print Logistics in 2018 and higher volume in books.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $128 million or 13.2% (see Note 2, Business Combination and Disposition, to the condensed consolidated financial statements).

Total cost of sales decreased $73 million, or 9.0%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily driven by the dispositions of the Company’s European printing business and retail offset printing facilities and lower volume, partially offset by costs incurred by the acquisition of Print Logistics.

As a percentage of net sales, cost of sales remained consistent at 87.0% for the three months ended March 31, 2019 and 2018.

Selling, general and administrative expenses increased $2 million to $85 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to costs associated with the Merger and costs incurred by the acquisition of Print Logistics, partially offset by the disposition of the Company’s European printing business.

As a percentage of net sales, selling, general and administrative expenses increased from 8.9% for the three months ended March 31, 2018 to 10.1% for the three months ended March 31, 2019 primarily due to costs associated with the Merger.

For the three months ended March 31, 2019, the Company recorded restructuring, impairment and other charges of $13 million. The charges primarily included:

•

Net other restructuring charges of $6 million primarily due to charges related to facility costs and costs associated with new revenue opportunities and cost savings initiatives implemented during the quarter;

•

Employee termination costs of $5 million related to an aggregate of 240 employees, of whom 16 were terminated as of or prior to March 31, 2019 primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment; and

•	$2 million of net impairment charges related to machinery and equipment associated with facility closings in the Magazines, Catalogs and Logistics segment.

For the three months ended March 31, 2018, the Company recorded restructuring, impairment and other charges of $6 million. The charges included:

•

Employee termination costs of $4 million related to an aggregate of 196 employees, substantially all of whom were terminated as of or prior to March 31, 2019 primarily related to one facility closure in the Magazines, Catalogs and Logistics segment and the reorganization of certain business units;

•	Other restructuring charges of $3 million for facility costs and multiemployer withdrawal obligations related to facility closures; and
•

As a result of a $1 million adjustment of previously recorded goodwill associated with the 2017 acquisitions, there was a reduction of $1 million of goodwill impairment charges during the three months ended March 31, 2018.

Depreciation and amortization decreased $7 million to $31 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to decreased capital spending in recent years compared to historical levels and the dispositions of the Company’s European printing business and retail offset printing facilities.

	Three Months Ended
	March 31,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$19	$20	$(1)	(5.0%)
Settlement of retirement benefit obligations	135	—	135	100.0%
Investment and other (income)-net	(10)	(11)	1	(9.1%)

Net interest expense decreased by $1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.  Refer to Note 12, Retirement Plans, for information on the non-cash settlement charge related to retirement benefit obligations.

	Three Months Ended
	March 31,
	2019	2018	$ Change
	(in millions, except percentages)
Net (loss) before income taxes	$(163)	$(15)	$(148)
Income tax (benefit)	(37)	(4)	(33)
Effective income tax rate	22.7%	24.0%

The effective income tax rate for the three months ended March 31, 2019 was 22.7% compared to 24.0% for the three months ended March 31, 2018.  The effective income tax rate for the three months ended March 31, 2019 reflects the impact of nondeductible costs associated with the Merger and share-based compensation awards that either lapsed or vested.  The effective income tax rate for the three months ended March 31, 2018 reflects the impact of the U.S. Tax Cuts and Jobs Act (“Tax Act”) including the reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.

Magazines, Catalogs and Logistics

	Three Months Ended
	March 31,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$403	$427	$(24)
(Loss) from operations	(31)	(14)	(17)
Operating margin	(7.7%)	(3.3%)	(440) bps
Restructuring, impairment and other charges-net	11	4	7

Net sales for the Magazines, Catalogs and Logistics segment for the three months ended March 31, 2019 were $403 million, a decrease of $24 million, or 5.4%, compared to the three months ended March 31, 2018.  The Magazines, Catalogs and Logistics segment’s net sales decreased primarily due to lower volume and the disposition of the Company’s retail offset printing facilities, partially offset by the acquisition of Print Logistics and a $1 million increase in pass-through paper sales.

The increase in Magazines, Catalogs and Logistics segment loss from operations and change in operating margins was primarily due to lower volume and higher restructuring, impairment and other charges.

Book

	Three Months Ended
	March 31,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$260	$249	$11
Income from operations	13	9	4
Operating margin	5.0%	3.6%	140 bps
Restructuring, impairment and other charges-net	1	1	—

Net sales for the Book segment for the three months ended March 31, 2019 were $260 million, an increase of $11 million, or 4.3%, compared to the three months ended March 31, 2018, primarily due to higher volume in digitally-printed and educational books, increased fulfillment services, and a $4 million increase in pass-through paper sales.

The increase in the Book segment income from operations and operating margins was primarily due to mix of volume.

Office Products

	Three Months Ended
	March 31,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$119	$123	$(4)
Income from operations	8	2	6
Operating margin	6.7%	1.6%	510 bps
Restructuring, impairment and other charges-net	—	1	(1)
Purchase accounting adjustments	—	1	(1)

Net sales for the Office Products segment for the three months ended March 31, 2019 were $119 million, a decrease of $4 million, or 3.3%, compared to the three months ended March 31, 2018, largely as a result of lower volume in notetaking and filing products.

The increase in Office Products segment income from operations and operating margins was due to mix of volume, cost reductions, synergies realized from the integration of Quality Park, and lower restructuring, impairment and other charges and purchase accounting adjustments.

Other

	Three Months Ended
	March 31,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$63	$130	$(67)
Income from operations	4	7	(3)
Operating margin	6.3%	5.4%	90 bps

Net sales for the Other grouping for the three months ended March 31, 2019 were $63 million, a decrease of $67 million, or 52.0%, compared to the three months ended March 31, 2018, primarily due to the disposition of the Company’s European printing business, a $4 million decrease in pass-through paper sales and lower directories volume, partially offset by higher sales in outsourced print procurement and management services.

The decrease in income from operations was primarily due to lower volume and mix of volume, partially offset by cost control initiatives which helped to improve the operating margin compared to the prior year.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	March 31,
	2019	2018	Change
	(in millions, except percentages)
Total operating expenses	$13	$10	$3
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	1	—	1
Share-based compensation expenses	3	3	—
Expenses related to acquisitions and the Merger	7	1	6

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, settlement of retirement benefit obligations, purchase accounting adjustments, and expenses related to acquisitions and the Merger.  A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the three months ended March 31, 2019 and 2018 is presented in the following table:

	Three Months Ended
	March 31,
	2019	2018
Net (loss)	$(126)	$(11)
Restructuring, impairment and other charges-net	13	6
Settlement of retirement benefit obligations	135	—
Expenses related to acquisitions and the Merger	7	1
Purchase accounting adjustments	—	3
Depreciation and amortization	31	38
Interest expense-net	19	20
Income tax (benefit)	(37)	(4)
Non-GAAP adjusted EBITDA	$42	$53

The adjustments to arrive at non-GAAP adjusted EBITDA are summarized below:

•

Restructuring, impairment and other charges-net: Refer to Results of Operations for the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018 for information on charges.

•	Settlement of retirement obligations: Refer to Note 12, Retirement Plans, for more information on the settlement charges.
•

Expenses related to acquisitions and the Merger: The three months ended March 31, 2019 included charges of $7 million primarily related to costs associated with the Merger. The three months ended March 31, 2018 included charges of $1 million related to legal, accounting and other expenses associated with completed and contemplated acquisitions.

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

The following sections describe the Company’s cash flows for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31,
	2019	2018
Net cash (used in) operating activities	$(24)	$(24)
Net cash (used in) investing activities	(31)	(19)
Net cash provided by financing activities	46	31

Cash Flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $24 million for each of the three months ended March 31, 2019 and 2018.  The operating cash flows in both periods were impacted by the timing of customer payments, which were offset by the timing of supplier payments and inventory expenditures.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $31 million compared to $19 million for the same period in 2018.  Capital expenditures increased by $8 million compared to the same period in 2018, primarily due to increased spend on machinery and equipment to increase automation and productivity in the Book and Magazines, Catalogs and Logistics segments.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $46 million compared to $31 million provided by financing activities for the same period in 2018, driven by net proceeds of $67 million from credit facility borrowings during the three months ended March 31, 2019, compared to $55 million during the same period in 2018.

Dividends

Cash dividends declared and paid to stockholders during the three months ended March 31, 2019 totaled $9 million.  On April 10, 2019, the Board of Directors declared a quarterly cash dividend of $0.26 per common share, payable on June 4, 2019 to stockholders of record on May 15, 2019.

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

LIQUIDITY

Cash and cash equivalents were $13 million and $21 million as of March 31, 2019 and December 31, 2018, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of March 31, 2019 included $6 million in the U.S. and $7 million at international locations.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs.  Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.  As of March 31, 2019, $8 million of international cash was loaned to U.S. operating entities.

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

Credit Agreement

On December 20, 2018, the Company amended the Credit Agreement to, among other things, defer certain changes to the minimum Interest Coverage Ratio and the maximum Consolidated Leverage Ratio.  As a result, the maximum Consolidated Leverage Ratio will be reduced to 3.00 to 1.00 with respect to any fiscal quarter ending on or after March 31, 2020, as opposed to March 31, 2019, as originally contemplated in the Credit Agreement. The minimum Interest Coverage Ratio will be increased to 3.50 to 1.00 with respect to any test period ending on or after March 31, 2020, as opposed to March 31, 2019, as originally contemplated in the Credit Agreement. Other terms, including the outstanding principal, maturity date and other debt covenants remain the same.

Additional Debt Issuances Information

There were $133 million of borrowings under the Revolving Credit Facility as of March 31, 2019.  Based on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2019 and existing debt, the Company would have had the ability to utilize $257 million of the $400 million Revolving Credit Facility and not have been in violation of the terms of the agreement.  Availability under the Revolving Credit Facility was reduced by $133 million in borrowings.

The current availability under the Revolving Credit Facility and net availability as of March 31, 2019 is shown in the table below:

March 31, 2019
(in millions)
Availability
Stated amount of the Revolving Credit Facility	$400
Less: availability reduction from covenants	143
Amount available under the Revolving Credit Facility	$257

Usage
Borrowings under the Revolving Credit Facility	$133
Impact on availability related to outstanding letters of credit	—
Total usage	$133

Current availability at March 31, 2019	$124
Cash	13
Net Available Liquidity	$137

The Company was in compliance with its debt covenants as of March 31, 2019, and expects to remain in compliance based on management’s estimates of operating and financial results for 2019 and the foreseeable future.  However, declines in market and economic conditions or demand for certain of the Company’s products could impact the Company’s ability to remain in compliance with its debt covenants in future periods.  As a result of the Company’s amendment of its Credit Agreement during the fourth quarter of 2018, the maximum Consolidated Leverage Ratio steps down to 3.00 on March 31, 2020, one year later from the previous date of March 31, 2019 and the minimum Interest Coverage Ratio will be increased to 3.50 to 1.00 with respect to any test period ending on or after March 31, 2020, as opposed to March 31, 2019.  As of March 31, 2019, the Company’s leverage as defined in the Credit Agreement was 2.82, compared to a maximum permitted ratio under the Credit Agreement of 3.25.  The full definition of the Consolidated Leverage Ratio is included in the Credit Agreement filed as an exhibit to this quarterly report on Form 10-Q.   As of March 31, 2019, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions.

The failure of a financial institution supporting the Revolving Credit Facility would reduce the size of the Company’s committed facility unless a replacement institution were added.  Currently, the Revolving Credit Facility is supported by fifteen U.S. and international financial institutions.

As of March 31, 2019, the Company had $46 million in outstanding letters of credit issued under the Revolving Credit Facility, none of which reduced the availability thereunder.

The Company’s debt maturities as of March 31, 2019 are shown in the following table:

	Debt Maturity Schedule
	Total	2019	2020	2021	2022	2023	Thereafter
Borrowings under the Credit Agreement	$386	$164	$43	$43	$136	$—	$—
Senior secured notes	450	—	—	—	—	450	—
Capital lease obligations and other borrowings	2	1	1	—	—	—	—
Total (a)	$838	$165	$44	$43	$136	$450	$—

(a)

Excludes unamortized debt issuance costs of $4 million and $6 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $4 million related to the Company’s Term Loan Facility.  These amounts do not represent contractual obligations with a fixed amount or maturity date.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt.  At March 31, 2019, the Company’s variable-interest borrowings were $386 million, or approximately 46.1%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates.  Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at March 31, 2019 by approximately $13 million.

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

OTHER INFORMATION

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, see Note 9, Commitments and Contingencies, to the condensed consolidated financial statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s condensed consolidated financial statements are also described in Note 16, New Accounting Pronouncements, and throughout the notes to the condensed consolidated financial statements.

Available Information

The Company maintains an Internet website at www.lsccom.com where the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time they are filed with, or furnished to, the SEC. The Principles of Corporate Governance of the Company’s Board of Directors, the charters of the Audit, Human Resources and Corporate Responsibility and Governance Committees of the Board of Directors and the Company’s Principles of Ethical Business Conduct are also available on the Investor Relations portion of www.lsccom.com, and will be provided, free of charge, to any stockholder who requests a copy. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document.

CAUTIONARY STATEMENT

The Company has made forward-looking statements in this quarterly report on Form 10-Q that are subject to risks and uncertainties. These statements are based on the beliefs and assumptions of the Company.  Generally, forward-looking statements include information concerning possible or assumed future actions, events, or results of operations of the Company.

These statements may include, or be preceded or followed by, the words “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” or variations of such words and similar expressions.  Examples of forward-looking statements include, but are not limited to, statements, beliefs and expectations regarding our business strategies, market potential, future financial performance, dividends, results of pending legal matters, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, expected pension contributions, capital expenditures and funding, our financial covenants, repayments of debt, off-balance sheet arrangements and contractual obligations, our accounting policies, general views about future operating results and other events or developments that we expect or anticipate will occur in the future.  These forward-looking statements are subject to a number of important factors, including those factors disclosed in Item 1A, Risk Factors, in section Part II of this quarterly report on Form 10-Q, and Item 1A, Risk Factors, in section Part I in the Company’s annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 19, 2019, that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

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

•	performance issues with key suppliers;

•	our ability to maintain our brands and reputation;

•	the retention of existing, and continued attraction of additional customers and key employees, including management;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the effects of operating in international markets, including fluctuations in currency exchange rates;

•	changes in environmental laws and regulations affecting our business;

•	the ability to gain customer acceptance of our new products and technologies;

•	the effect of a material breach of or disruption to the security of any of our or our vendors’ systems;

•	the failure to properly use and protect customer and employee information and data;

•	the effect of increased costs of providing health care and other benefits to our employees;

•	the effect of catastrophic events;

•	the impact of the Tax Act;

•	increases in requirements to fund or pay withdrawal costs or required contributions related to the Company’s pension plans;

•	our inability to consummate the Merger;

•

limitations in the Merger Agreement that restrict LSC Communication's ability to pursue alternatives to the Merger that might result in greater value to LSC Communications stockholders than the Merger;

•	failure to consummate the Merger that could negatively impact the stock price and the future business and financial results of LSC Communications;

•	significant transaction and merger-related costs that LSC Communications may incur in connection with the Merger, which may be in excess of those anticipated; and

•	LSC Communications may be a target of further securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being consummated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management of Market Risk in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to the Company’s market risk since December 31, 2018.  For a discussion of exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 19, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2019 an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2019 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 9, Commitments and Contingencies, to the condensed consolidated financial statements.

Merger Litigation

Three substantially similar actions have been filed by an alleged LSC Communications stockholder against some or all of LSC Communications, the directors of LSC Communications, Quad/Graphics and merger sub.

•

On December 21, 2018, an action captioned Joe Waters v. LSC, et al., No. 1:18-cv-08419, was filed in the U.S. District Court for the Northern District of Illinois against LSC Communications, the directors of LSC Communications, Quad/Graphics and merger sub on behalf of a putative class of LSC Communications stockholders.

•

On January 2, 2019, an action captioned David Wefer v. LSC, et al., No. 1:19-cv-00007, was filed in the U.S. District Court for the Southern District of New York against LSC Communications and the directors of LSC Communications. On February 27, 2019, Mr. Wefer filed a notice of voluntary dismissal without prejudice, which the court entered on the same date.

•

On January 7, 2019, an action captioned Patrick Plumley v. LSC, et al., No. 1:19-cv-00030-UNA, was filed in the U.S. District Court for the District of Delaware against LSC Communications, the directors of LSC Communications, Quad/Graphics and merger sub on behalf of a putative class of LSC Communications stockholders.

The lawsuits include similar allegations challenging the adequacy or completeness of the disclosures to LSC Communications stockholders made in the initial version of the joint proxy statement/prospectus filed on December 11, 2018 regarding the merger, and the complaints assert claims under Section 14(a) and 20(a) of the Exchange Act against some or all of LSC Communications, the members of the LSC Communications board and Quad/Graphics. The complaints allege, among other things, that the initial version of this joint proxy statement/prospectus filed on December 11, 2018 misstated or omitted material information regarding the financial projections prepared by LSC management, the value of shares of LSC Communications common stock and the financial analyses performed by LSC Communications’ financial advisor and the sales process leading up to the merger. The complaints seek injunctive relief, including to enjoin the merger, damages in the event the merger is consummated and an award of attorneys’ fees, in addition to other relief.

ITEM 1A. RISK FACTORS

There have been no significant changes to the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 19, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Total Number
			of Shares Purchased	Dollar Value of Shares
	Total Number		as Part of	that May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased (a)	Paid per Share	Plans or Programs	Plans or Programs
January 1, 2019 - January 31, 2019	—	$—	—	$—
February 1, 2019 - February 28, 2019	—	—	—	$—
March 1, 2019 - March 31, 2019	143,929	8.42	—	$—
Total	143,929	$8.42	—

(a)	Shares withheld for tax liabilities upon vesting of equity awards

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

.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 6. EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of LSC Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

3.2	Amended and Restated By-laws of LSC Communications, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among LSC Communications, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among LSC Communications, Inc., the lenders party thereto, Bank Of America, N.A., as Administrative Agent Swing Line Lender and an L/C Issuer, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.2

Amendment No. 1 to Credit Agreement dated as of November 17, 2017, by and among LSC Communications, Inc., the other Loan Parties, the 2017 Refinancing Term Lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 3, 2018)

10.3

Amendment No. 2 to Credit Agreement dated as of December 20, 2018, by and among LSC Communications, Inc. the other Loan Parties, the Lenders party thereto and Bank of America, N. A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019))

10.4	2016 LSC Communications, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.5	Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2017)*

10.6

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of August 1, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018)*

10.7

LSC Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.8

Supplemental Executive Retirement Plan-B for Designated Executives effective January 1, 2001 as amended effective December 31, 2004, January 1, 2005 and September 30, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.9

LSC Communications Annual Incentive Plan as amended and restated effective January 17, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)*

10.10

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.11

Amendment to Employment Agreement, dated as of October 25, 2017, between LSC Communications, Inc. and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017)*

10.12

Key Employee Severance Plan effective October 25, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

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

10.21	Form of Stock Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

10.22

Form of Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018)*

10.23

Form of Restricted Stock Unit Award Agreement (for 2019) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)*

10.24

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.25

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors as amended to March 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.26

Non-Employee Director Compensation Plan effective as of October 30, 2018 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)*

10.27

Form of Director Restricted Stock Unit Award as amended (for 2004-2007) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.28

Form of Director Restricted Stock Unit Award (for 2014-2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.29

Form of Director Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)

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

Date: April 30, 2019