Form 10-Q
period 2019-06-30
LSC Communications, Inc.
filed 2019-08-08
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(773) 272-9200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock (Par Value $0.01)	LKSD	NYSE

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

Yes ☐ No ☒

As of August 2, 2019, 33,551,195 shares of common stock were outstanding.

LSC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

TABLE OF CONTENTS

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(UNAUDITED)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$17	$21
Receivables, less allowances for doubtful accounts of $15 in 2019 (2018 - $14)	582	617
Inventories (Note 5)	213	197
Income tax receivable	7	4
Prepaid expenses and other current assets	36	28
Total current assets	855	867
Property, plant and equipment-net (Note 6)	485	508
Goodwill (Note 7)	103	103
Other intangible assets-net (Note 7)	130	156
Right-of-use assets for operating leases	188	—
Deferred income taxes	30	27
Other noncurrent assets	88	93
Total assets	$1,879	$1,754

LIABILITIES
Accounts payable	$347	$372
Accrued liabilities	188	199
Short-term debt and current portion of long-term debt (Note 10)	192	108
Short-term operating lease liabilities	46	—
Total current liabilities	773	679
Long-term debt (Note 10)	639	659
Pension liabilities	100	132
Restructuring and multi-employer pension liabilities (Note 8)	42	45
Long-term operating lease liabilities	148	—
Other noncurrent liabilities	51	61
Total liabilities	$1,753	$1,576

Commitments and contingencies (Note 9)

EQUITY
Common stock, $0.01 par value
Authorized: 65,000,000
Issued: 35,583,329 shares in 2019 (2018: 35,029,565)	$—	$—
Additional paid-in capital	832	828
Accumulated deficit	(209)	(42)
Accumulated other comprehensive loss (Note 13)	(472)	(584)
Treasury stock, at cost: 2,032,134 shares in 2019 (2018: 1,888,205)	(25)	(24)
Total equity	126	178
Total liabilities and equity	$1,879	$1,754

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$869	$943	$1,714	$1,872
Cost of sales	750	798	1,485	1,606
Selling, general and administrative expenses (exclusive of depreciation and amortization)	80	82	165	165
Restructuring, impairment and other charges-net (Note 8)	24	11	37	17
Depreciation and amortization	31	34	62	72
(Loss) income from operations	(16)	18	(35)	12
Interest expense-net (Note 10)	19	18	38	38
Settlement of retirement benefit obligations (Note 12)	1	—	136	—
Investment and other (income)-net	(9)	(13)	(19)	(24)
(Loss) income before income taxes	(27)	13	(190)	(2)
Income tax (benefit) expense	(3)	5	(40)	1
Net (loss) income	$(24)	$8	$(150)	$(3)

Net (loss) income per common share (Note 11)
Basic net (loss) income per share	$(0.69)	$0.24	$(4.48)	$(0.09)
Diluted net (loss) income per share	$(0.69)	$0.23	$(4.48)	$(0.09)

Weighted-average number of common shares outstanding:
Basic	33.5	34.0	33.4	34.3
Diluted	33.5	34.3	33.4	34.3

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) income	$(24)	$8	$(150)	$(3)

Other comprehensive income (loss), net of tax (Note 13):
Translation adjustments	1	(14)	2	(9)
Adjustment for net periodic pension plan cost	3	4	110	8
Other comprehensive income (loss)	4	(10)	112	(1)
Comprehensive (loss)	$(20)	$(2)	$(38)	$(4)

The adjustments for net pension plan cost were net of income tax expense of $1 million and $37 million for the three and six months ended June 30, 2019, respectively.  The tax expense for the six months ended June 30, 2019 was primarily due to the settlements of retirement benefit obligations that are discussed in Note 13, Comprehensive Income.  The adjustments for net pension plan cost were net of income tax expense of $1 million and $2 million for the three and six months ended June 30, 2018, respectively.

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net (loss)	$(150)	$(3)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Impairment charges	19	—
Depreciation and amortization	62	72
Provision for doubtful accounts receivable	4	4
Share-based compensation	4	8
Deferred income taxes	(39)	4
Settlement of retirement benefit obligations	136	—
Other	1	4
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable-net	32	61
Inventories	(15)	(49)
Prepaid expenses and other current assets	1	(4)
Accounts payable	(13)	(81)
Income taxes receivable	(3)	2
Accrued liabilities and other	(36)	(44)
Net cash provided by (used in) operating activities	3	(26)

Cash Flows from Investing Activities
Capital expenditures	(49)	(37)
Acquisitions of businesses, net of cash acquired	(3)	4
Net proceeds from sales and purchase of investments and other assets	—	1
Net cash (used in) investing activities	(52)	(32)

Cash Flows from Financing Activities
Payments of current maturities and long-term debt	(22)	(26)
Net proceeds from credit facility borrowings	84	115
Payments for repurchase of common stock	—	(20)
Dividends paid	(17)	(18)
Other financing activities	(1)	(1)
Net cash provided by financing activities	44	50

Effect of exchange rate on cash and cash equivalents	1	(2)
Net (decrease) in cash, cash equivalents and restricted cash	(4)	(10)
Cash, cash equivalents and restricted cash at beginning of year	24	35
Cash, cash equivalents and restricted cash at end of period	$20	$25

Reconciliation to the Condensed Consolidated Balance Sheets
	As of	As of
	June 30, 2019	December 31, 2018
Cash and cash equivalents	$17	$21
Restricted cash included in prepaid expenses and other current assets	3	3
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$20	$24

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Retained	Accumulated
			Additional			Earnings	Other
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	(Loss) Income	Equity
Balance at December 31, 2018	35	$—	$828	2	$(24)	$(42)	$(584)	$178
Net (loss)	—	—	—	—	—	(126)	—	(126)
Issuance of share-based awards, net of withholdings and other	1	—	—	—	(1)	—	—	(1)
Share-based compensation	—	—	3	—	—	—	—	3
Cash dividends paid	—	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	—	—	108	108
Balance at March 31, 2019	36	$—	$831	2	$(25)	$(177)	$(476)	$153
Net (loss)	—	—	—	—	—	(24)	—	(24)
Issuance of share-based awards, net of withholdings and other	—	—	—	—	—	—	—	—
Share-based compensation	—	—	1	—	—	—	—	1
Cash dividends paid	—	—	—	—	—	(8)	—	(8)
Other comprehensive income	—	—	—	—	—	—	4	4
Balance at June 30, 2019	36	$—	$832	2	$(25)	$(209)	$(472)	$126

						Retained	Accumulated
			Additional			Earnings	Other
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	(Loss) Income	Equity
Balance at December 31, 2017	35	$—	$816	—	$(2)	$(90)	$(476)	$248
Net (loss)	—	—	—	—	—	(11)	—	(11)
Revenue recognition adjustments	—	—	—	—	—	9	—	9
Reclassification of tax rate change to accumulated deficit (Note 13)	—	—	—	—	—	97	(97)	—
Issuance of share-based awards, net of withholdings and other	—	—	—	—	(2)	—	—	(2)
Share-based compensation	—	—	3	—	—	—	—	3
Cash dividends paid	—	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	—	—	9	9
Balance at March 31, 2018	35	$—	$819	—	$(4)	$(4)	$(564)	$247
Net income	—	—	—	—	—	8	—	8
Repurchase of common stock	—	—	—	2	(20)	—	—	(20)
Issuance of share-based awards, net of withholdings and other	—	—	—	—	—	—	—	—
Share-based compensation	—	—	5	—	—	—	—	5
Cash dividends paid	—	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	—	—	(10)	(10)
Balance at June 30, 2018	35	$—	$824	2	$(24)	$(5)	$(574)	$221

During the three months ended March 31, 2018, the Company recorded $9 million in equity adjustments as a result of the adoption of Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). Refer to Note 3, Revenue Recognition, for ASC 606 disclosures. There were dividends declared per common share of $0.26 during each of the three months ended June 30, 2019 and 2018, and $0.52 during each of the six months ended June 30, 2019 and 2018.

See Notes to the Condensed Consolidated Financial Statements

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

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

Merger with Quad/Graphics, Inc.

On October 30, 2018, the Company entered into that certain Agreement and Plan of Merger (the “Merger Agreement”), by and among Quad/Graphics, Inc. (“Quad”), QLC Merger Sub, Inc. and LSC Communications, pursuant to which, subject to the satisfaction or waiver of certain conditions, LSC Communications would be merged with QLC Merger Sub, Inc., and become a wholly-owned subsidiary of Quad.

On July 22, 2019, Quad and LSC Communications entered into a letter agreement (the “Letter Agreement”), pursuant to which the parties agreed to terminate the Merger Agreement. Pursuant to the Letter Agreement, Quad agreed to pay LSC Communications the Regulatory Approval Reverse Termination Fee (as defined in the Merger Agreement) of $45 million in cash on the business day following the date of the Letter Agreement. Except for certain indemnification obligations of Quad related to LSC Communications assisting Quad with the financing under the Merger Agreement, the parties also agreed to release each other from any and all claims, counterclaims, demands, proceedings, actions, causes of action, orders, obligations, damages, debts, costs, expenses and other liabilities whatsoever and howsoever arising pursuant to or in connection with the Merger Agreement or the transactions provided for in the Merger Agreement.

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

During the third quarter of 2018, management changed the Company’s reportable segments and reporting units.  Consequently, prior year amounts were restated to conform to the new segment structure.  Refer to Note 14, Segment Information, for more information.

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

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

The purchase price allocation for Print Logistics was final as of December 31, 2018.  There were no changes to the purchase price allocation for the acquisition as of June 30, 2019 compared to the disclosed purchase price allocation in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

The final purchase price allocation for Print Logistics was as follows:

Accounts Receivable	$40
Prepaid expenses and other current assets	1
Property, plant and equipment	8
Other intangible assets	17
Goodwill	21
Accounts payable and accrued liabilities	(35)
Purchase price and net cash paid	$52

The fair values of goodwill, other intangible assets and property, plant and equipment associated with Print Logistics were determined to be Level 3 under the fair value hierarchy, which included discounted cash flow analyses and comparable marketplace fair value data.  Property, plant and equipment values were estimated using either the cost or, if a secondhand market existed, the market approach. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements associated with Print Logistics:

	Fair Value	Valuation Technique	Unobservable Input	Value
Customer relationships	$17	Multi-period excess earnings method	Existing customer growth rate	(3.5%)
			Attrition rate	7.5%
			Discount rate	18.0%

For each of the three and six months ended June 30, 2019, the Company recorded a de minimis amount of acquisition-related expenses associated with contemplated acquisitions within selling, general and administrative expenses in the condensed consolidated statements of operations.  For the three and six months ended June 30, 2018, the Company recorded $1 million and $2 million of acquisition-related expenses, respectively, associated with completed and contemplated acquisitions.

Pro forma results

The following unaudited pro forma financial information for the three and six months ended June 30, 2019 and 2018 presents the condensed consolidated statements of operations of the Company and the acquisition of Print Logistics as if the acquisition had occurred as of January 1 of the year prior to the acquisition.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$869	$984	$1,714	$1,957
Net (loss) income	(24)	6	(150)	(6)

The following table outlines unaudited pro forma financial information for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization of purchased intangibles	$4	$5	$9	$10

There were no nonrecurring pro forma adjustments affecting net (loss) income for the three and six months ended June 30, 2019 and 2018.

Note 3.  Revenue Recognition

Disaggregated Revenue

The following tables provide information about disaggregated revenue by major products/service lines and timing of revenue recognition, and include a reconciliation of the disaggregated revenue with reportable segments for the three and six months ended June 30, 2019 and 2018.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

	Three Months Ended					Three Months Ended
	June 30, 2019					June 30, 2018
	Magazines,					Magazines,
	Catalogs					Catalogs
	and		Office			and		Office
	Logistics	Book	Products	Other	Total	Logistics	Book	Products	Other	Total
Major Products / Service Lines
Book (a)	$—	$289	$—	$—	$289	$—	$266	$—	$—	$266

Magazines and Catalogs (b)	$297	$—	$—	$44	$341	$372	$—	$—	$92	$464
North America	297	—	—	44	341	372	—	—	41	413
Europe	—	—	—	—	—	—	—	—	51	51

Logistics	$83	$—	$—	$—	$83	$29	$—	$—	$—	$29

Directories	$—	$—	$—	$17	$17	$—	$—	$—	30	$30
North America	—	—	—	17	17	—	—	—	25	25
Europe	—	—	—	—	—	—	—	—	5	5

Office Products	$—	$—	$139	$—	$139	$—	$—	$154	$—	$154
Total	$380	$289	$139	$61	$869	$401	$266	$154	$122	$943

Timing of Revenue Recognition
Products and services transferred at a point in time	$268	$253	$139	$42	$702	$342	$236	$154	$105	$837
Products and services transferred over time	112	36	—	19	167	59	30	—	17	106
Total	$380	$289	$139	$61	$869	$401	$266	$154	$122	$943

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

	Six Months Ended					Six Months Ended
	June 30, 2019					June 30, 2018
	Magazines,					Magazines,
	Catalogs					Catalogs
	and		Office			and		Office
	Logistics	Book	Products	Other	Total	Logistics	Book	Products	Other	Total
Major Products / Service Lines
Book (a)	$—	$549	$—	$—	$549	$—	$515	$—	$—	$515

Magazines and Catalogs (b)	$616	$—	$—	$88	$704	$772	$—	$—	$191	$963
North America	616	—	—	88	704	772	—	—	82	854
Europe	—	—	—	—	—	—	—	—	109	109

Logistics	$167	$—	$—	$—	$167	$56	$—	$—	$—	$56

Directories	$—	$—	$—	$36	$36	$—	$—	$—	$61	$61
North America	—	—	—	36	36	—	—	—	52	52
Europe	—	—	—	—	—	—	—	—	9	9

Office Products	$—	$—	$258	$—	$258	$—	$—	$277	$—	$277
Total	$783	$549	$258	$124	$1,714	$828	$515	$277	$252	$1,872

Timing of Revenue Recognition
Products and services transferred at a point in time	$556	$481	$258	$85	$1,380	$711	$457	$277	$217	$1,662
Products and services transferred over time	227	68	—	39	334	117	58	—	35	210
Total	$783	$549	$258	$124	$1,714	$828	$515	$277	$252	$1,872

(a)	Includes e-book formatting and supply chain management associated with book production
(b)	Includes premedia and co-mail

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Contract Balances

The following table provides changes in contract assets and liabilities during the six months ended June 30, 2019:

	Short-Term Contract Assets	Long-Term Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2019	$44	$30	$16
Additions to unbilled accounts receivable	35	—	—
Unbilled accounts receivable recognized in trade receivables	(33)	—	—
Payment of contract acquisition costs		2
Amortization of contract acquisition costs	—	(6)	—
Revenue recognized that was included in contract liabilities as of January 1, 2019	—	—	(9)
Increases due to cash received	—	—	4
Ending Balance, June 30, 2019	$46	$26	$11

The trade receivables balance was $461 million and $488 million as of June 30, 2019 and December 31, 2018, respectively.

Accounts Receivable

Transactions affecting the allowances for doubtful accounts receivable balance during the six months ended June 30, 2019 were as follows:

June 30, 2019
Balance, beginning of year	$14
Provisions charged to expense	4
Write-offs and other	(3)
Balance, end of period	$15

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

Based upon the balances that existed as of December 31, 2018, the Company recorded adjustments to the following accounts as of January 1, 2019:

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

	As Reported	Adjustments	Adjusted
	December 31, 2018	Adoption of ASU 2016-02	January 1, 2019
Assets
ROU assets for operating leases (a)	$—	$201	$201

Liabilities
Accrued liabilities (a)	$199	$(1)	$198
Short-term operating lease liabilities	—	52	52
Long-term operating lease liabilities	—	154	154
Other noncurrent liabilities (a)	61	(4)	57

(a)	The total $5 adjustment shown in accrued liabilities and other noncurrent liabilities relates to straight-line rent accruals that were reclassified to ROU assets for operating leases.

Accounting Policy

Under ASC 842, the Company determines if a contract contains a lease at the inception of the contract. A contract contains a lease if it conveys to the Company the right to control the use of specified assets. Operating leases are included in ROU assets and in other current liabilities and other non-current liabilities. Finance lease assets are included in property, plant, and equipment, and liabilities are included in short-term and long-term debt. ROU assets and lease liabilities are recognized at the present value of future lease payments. The discount rate used to measure the amount recognized is the Company’s incremental borrowing rate if an implicit rate is not determinable from the lease contract. Operating lease cost is recognized on a straight-line basis over the term of the lease.

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

The Company’s variable lease payments do not depend on a published index or rate, and therefore, are expensed as incurred.

The components of total net lease expense were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$18	$35
Sublease (income)	(2)	(4)
Variable lease expense	2	5
Total net lease expense	$18	$36

During each of the three and six months ended June 30, 2019, the Company incurred a de minimis amount of finance lease cost, consisting of finance lease ROU asset amortization and interest on finance lease liabilities, and a de minimis amount of cost associated with short-term leases.

Supplemental non-cash information related to leases is included below:

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Six Months Ended
June 30, 2019
ROU assets acquired in exchange for lease obligations:
ROU assets
Operating leases	$9

Lease obligations
Operating leases	$9

During the six months ended June 30, 2019, the Company recorded $31 million of operating cash outflows from operating leases.

During the six months ended June 30, 2019, the Company recorded a de minimis amount of cash flows from financing leases.  No finance lease ROU assets or obligations were acquired during the six months ended June 30, 2019.

Supplemental information related to leases is included below:

June 30, 2019
Weighted Average Remaining Lease Term (years)
Operating leases	5.2
Financing leases	2.4

Weighted Average Discount Rate
Operating leases	8.4%
Financing leases	6.7%

The annual maturities of lease liabilities as of June 30, 2019 were as follows:

Operating Leases
2019	$29
2020	53
2021	45
2022	36
2023	25
2024 & thereafter	47
Total undiscounted lease payments	235
Imputed interest	(41)
Total lease liabilities	$194

During the six months ended June 30, 2019, the Company recorded a de minimis amount of maturities for finance lease liabilities.  As of June 30, 2019, the Company has additional operating leases that have not commenced for an undiscounted amount of $5 million.  These operating leases will commence during 2019 with lease terms of 3 years to 6 years.

The Company also is a sublessor to land and building subleases for certain locations resulting from the acquisition of businesses or disposition of the Company’s business components. Some of these subleases have variable payments, either because payments are structured to follow the head lease or because the sublease includes reimbursement for utilities and other expenses. We recognize the rent-related portion of lease payments, including changes based on a published index or rate, on a straight-line basis and the variable portion related to utilities and other expenses in the period incurred. Our subleases have various renewal and termination options which generally allow for renewal for 1 year to 5 years, or termination on 90 days’ notice.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Note 5.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
Raw materials and manufacturing supplies	$123	$119
Work in process	50	50
Finished goods	89	80
Last in, first out reserve	(49)	(52)
Total	$213	$197

Note 6.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
Land	$35	$43
Buildings	698	709
Machinery and equipment	3,592	3,759
	4,325	4,511
Less: Accumulated depreciation	(3,840)	(4,003)
Total	$485	$508

During the three and six months ended June 30, 2019, depreciation expense was $24 million and $48 million, respectively.  During the three and six months ended June 30, 2018, depreciation expense was $28 million and $59 million, respectively.  Refer to Note 8, Restructuring, Impairment and Other Charges, for a discussion on impairment reviews performed as of June 30, 2019 and information on impairment recorded during the six months ended June 30, 2019.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $11 million and $3 million at June 30, 2019 and December 31, 2018, respectively.  These assets were included in prepaid expenses and other current assets in the condensed consolidated balance sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Note 7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2019 were as follows:

	Magazines,
	Catalogs
	and Logistics	Book	Office Products	Other	Total
Net book value as of December 31, 2018
Goodwill	$523	$354	$110	$5	$992
Accumulated impairment losses	(502)	(303)	(79)	(5)	(889)
Total	21	51	31	—	103
Net book value as of June 30, 2019
Goodwill	523	354	110	5	992
Accumulated impairment losses	(502)	(303)	(79)	(5)	(889)
Total	$21	$51	$31	$—	$103

The components of other intangible assets at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$248	$(142)	$106	$268	$(137)	$131
Trade names	30	(7)	23	9	(6)	3
Total amortizable other intangible assets	278	(149)	129	277	(143)	134
Indefinite-lived trade names	1	—	1	22	—	22
Total other intangible assets	$279	$(149)	$130	$299	$(143)	$156

In the second quarter of 2019, the Company impaired certain definite-lived customer relationships with a net book value of $17 million. Refer to Note 8, Restructuring, Impairment and Other Charges, for a discussion on impairment reviews performed as of June 30, 2019 and information on impairment recorded during the six months ended June 30, 2019.

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

During the three and six months ended June 30, 2019, amortization expense for other intangible assets was $4 million and $9 million, respectively. During the three and six months ended June 30, 2018, amortization expense for other intangible assets was $4 and $9 million, respectively.

The following table outlines the estimated annual amortization expense related to all amortizable intangible assets:

For the year ending December 31,	Amount
2019	$18
2020	17
2021	15
2022	14
2023	13
2024 and thereafter	61
Total	$138

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Note 8.  Restructuring, Impairment and Other Charges

For the three and six months ended June 30, 2019 and 2018, the Company recorded the following net restructuring, impairment and other charges disclosed in the consolidated statements of operations:

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
June 30, 2019	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$—	$3	$3	$17	$—	$20
Book	—	—	—	—	1	1
Office Products	—	1	1	—	—	1
Other	—	—	—	—	—	—
Corporate	—	2	2	—	—	2
Total	$—	$6	$6	$17	$1	$24

		Other	Total
Six Months Ended	Employee	Restructuring	Restructuring		Other
June 30, 2019	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$5	$7	$12	$19	$—	$31
Book	—	1	1	—	1	2
Office Products	—	1	1	—	—	1
Other	—	—	—	—	—	—
Corporate	—	3	3	—	—	3
Total	$5	$12	$17	$19	$1	$37

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
June 30, 2018	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$1	$5	$6	$—	$—	$6
Book	1	1	2	—	1	3
Office Products	—	1	1	—	—	1
Other	—	—	—	—	—	—
Corporate	1	—	1	—	—	1
Total	$3	$7	$10	$—	$1	$11

		Other	Total
Six Months Ended	Employee	Restructuring	Restructuring		Other
June 30, 2018	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$4	$7	$11	$(1)	$—	$10
Book	1	2	3	—	1	4
Office Products	1	1	2	—	—	2
Other	—	—	—	—	—	—
Corporate	1	—	1	—	—	1
Total	$7	$10	$17	$(1)	$1	$17

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Restructuring Charges

For the three and six months ended June 30, 2019, the Company incurred net other restructuring charges of $6 million and $12 million, respectively, primarily due to charges related to facility costs, as well as costs associated with new revenue opportunities and cost savings initiatives implemented in 2019, and pension withdrawal obligations related to facility closures.  For the six months ended June 30, 2019, the Company incurred charges of $5 million for an aggregate of 234 employees, of whom 31 were terminated as of or prior to June 30, 2019, primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment. The Company recorded $2 million of net impairment charges for the six months ended June 30, 2019 related to machinery and equipment associated with facility closings in the Magazines, Catalogs and Logistics segment.

For the three and six months ended June 30, 2018, the Company incurred employee-related restructuring charges of $3 million and $7 million, respectively, for an aggregate of 304 employees, substantially all of whom were terminated as of or prior to June 30, 2019.  These charges primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment and the reorganization of certain business units and corporate functions.  The Company incurred other restructuring charges of $7 million and $10 million for the three and six months ended June 30, 2018, respectively, for facility costs, a loss related to the Company's disposition of its retail offset printing facilities and pension withdrawal obligations related to facility closures.

Impairment Reviews and Charges

The Company performs interim reviews of goodwill for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit.  Additionally, the Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. As part of its interim reviews, management analyzes operating results for the period compared to expected results as of the prior year’s review, key assumptions such as discount rates and expected long-term growth rates, changes in the overall market value of the Company’s equity and debt securities, significant negative industry and economic trends, as well as other factors.

For the three months ended June 30, 2019, the Book and Office Products segments performed in line with expectations.  However, the Company has seen an unprecedented drop in demand in its magazines and catalogs reporting unit, with the faster pace of decline in demand primarily due to the accelerated impact of digital disruption of demand for printed materials.  In addition, the Company’s stock price has experienced a significant, sustained decline since the Company performed its annual goodwill impairment test (October 31, 2018).

Given the stock price decline, management determined that a further review of the reporting units’ goodwill for indicators of impairment was appropriate.  The Company concluded that Book, Office Products and Logistics goodwill did not have indicators of impairment as the underlying assumptions from the 2018 review continue to be reasonable compared to performance thus far in 2019 and management’s current outlook.  No other reporting unit, including magazines and catalogs, had a goodwill balance as of June 30, 2019.

Due to the unprecedented drop in demand in the magazines and catalogs reporting unit, management determined that a further review of the reporting unit’s intangible assets and property, plant and equipment for recoverability was appropriate:

•

As a result of the faster pace of decline in demand, negative revenue trends and lower expectations of future revenue to be derived from certain customer relationships, management determined that a certain definite-lived customer relationship intangible asset was not recoverable.  This resulted in the Company recording a $17 million impairment charge for the three months ended June 30, 2019, which fully impaired the asset.  The impairment was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

•

With respect to property, plant and equipment and right-of-use assets for operating leases within the magazines and catalogs reporting unit, management performed a Step 1 recoverability test in accordance with Accounting Standards Codification (“ASC”) ASC 360, Property, Plant and Equipment.  The recoverability test compares the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition to the carrying value of the asset group; if the carrying value of the asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value.  Based upon management’s updated projection of cash flows for this asset group – which includes a hypothetical sale of assets – management determined that the estimated future undiscounted cash flows were in excess of the asset group’s carrying value, resulting in no impairment loss.

The Company will continue to perform interim reviews of goodwill for indicators of impairment each quarter to assess whether an interim impairment test is required for its goodwill balances or if recoverability tests are required for long-lived assets, including property, plant and equipment, deferred tax assets and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.  Such reviews could result in future impairment charges, depending on the facts and circumstances in effect at the time of those reviews.

Other Charges

For each of the three and six months ended June 30, 2019 and 2018, the Company recorded $1 million of other charges for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included $3 million in accrued liabilities and $18 million in restructuring and multiemployer pension plan liabilities at June 30, 2019.

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

Restructuring Reserve

The restructuring reserve as of December 31, 2018 and June 30, 2019, and changes during the six months ended June 30, 2019 were as follows:

	December 31,	Restructuring		Cash	June 30,
	2018	Charges	Other	Paid	2019
Employee terminations	$8	$5	$—	$(3)	$10
Multiemployer pension plan withdrawal obligations	32	1	—	(3)	30
Other	1	11	—	(9)	3
Total	$41	$17	$—	$(15)	$43

The current portion of restructuring reserves of $19 million at June 30, 2019 was included in accrued liabilities, while the long-term portion of $24 million, which primarily related to multiemployer pension plan withdrawal obligations related to facility closures, was included in restructuring and multiemployer pension liabilities at June 30, 2019.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by June 30, 2020.

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

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Note 9.  Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment.  The Company accrues for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted.  The Company has been designated as a potentially responsible party or has received claims in ten active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate two other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

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

Note 10.  Debt

The Company’s debt at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Borrowings under the Revolving Credit Facility	$150	$64
Term Loan Facility due September 30, 2022 (a)	239	260
8.75% Senior Secured Notes due October 15, 2023	450	450
Finance lease and other obligations	2	4
Unamortized debt issuance costs	(10)	(11)
Total debt	831	767
Less: current portion	(192)	(108)
Long-term debt	$639	$659

(a)	The borrowings under the Term Loan Facility are subject to a variable interest rate. As of June 30, 2019 and December 31, 2018, the interest rate was 7.87% and 8.02%, respectively.

__________________________________

On September 30, 2016, the Company issued $450 million of Senior Secured Notes (the “Senior Notes”).

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) that provides for (i) a senior secured term loan B facility in an aggregate principal amount of $375 million (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of $400 million (the “Revolving Credit Facility”), which was reduced to $300 million per the amendment effective on August 5, 2019.  The debt issuance costs and original issue discount are being amortized over the life of the facilities using the effective interest method.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

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

Credit Agreement Amendments

On December 20, 2018, the Company amended the Credit Agreement to, among other things, defer certain changes to the minimum Interest Coverage Ratio and the maximum Consolidated Leverage Ratio.  Effective August 5, 2019, the Company further amended the Credit Agreement to, among other things, defer certain changes to the minimum Interest Coverage Ratio and the maximum Consolidated Leverage Ratio.  The following summarizes the changes to the minimum Interest Coverage Ratio and the maximum Consolidated Leverage Ratio:

	Original	December 20, 2018	August 5, 2019
Maximum Consolidated Leverage Ratio
Current ratio	3.25 to 1.00	3.25 to 1.00	3.75 to 1.00
Step-down ratio	3.00 to 1.00	3.00 to 1.00	3.50 to 1.00 and 3.25 to 1.00
Step-down as of date (quarter ending on or after)	March 31, 2019	March 31, 2020	June 30, 2020 and March 31, 2021

Minimum Interest Coverage Ratio
Current ratio	3.25 to 1.00	3.25 to 1.00	2.50 to 1.00
Step-up ratio	3.50 to 1.00	3.50 to 1.00	2.75 to 1.00 and 3.00 to 1.00
Step-up as of date (quarter ending on or after)	March 31, 2019	March 31, 2020	September 30, 2020 and June 30, 2021

Other terms, including the outstanding principal, maturity date and other debt covenants remained the same under the December 20, 2018 amendment.

The August 5, 2019 amendment resulted in a reduction in the Revolving Credit Facility aggregate principal amount from $400 million to $300 million and removed the general allowance to declare and pay annual dividends of up to $50 million.  The August 5, 2019 amendment included other changes that generally further restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets.  The outstanding principal and maturity date of the Term Loan Facility remains the same, while the maturity date of the Revolving Credit Facility remains the same.

Additional Debt Issuances Information

The fair values of the Senior Notes and Term Loan Facility that were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy.  The fair value of the Company’s debt was lower than its book value by approximately $21 million at June 30, 2019 and greater than its book value by approximately $22 million at December 31, 2018.

There were $150 million and $64 million of borrowings under the Revolving Credit Facility as of June 30, 2019 and December 31, 2018, respectively.  The weighted-average interest rate on borrowings under the Company’s Revolving Credit Facility was 5.76% during the six months ended June 30, 2019.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

There was $19 million and $38 million of net interest expense during the three and six months ended June 30, 2019, respectively.  There was $18 million and $38 million of net interest expense during the three and six months ended June 30, 2018, respectively.

Note 11.  Earnings Per Share

During the six months ended June 30, 2019, no shares of common stock were purchased by the Company.  On May 31, 2018, the Company completed the repurchase approved by the Board of Directors of 1.6 million shares of common stock for a total cost of $20 million. During the six months ended June 30, 2019 and 2018, a de minimis amount of shares were withheld from employees for tax liabilities upon vesting of equity awards.

Basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings attributable to the Company’s stockholders by the weighted average number of common shares outstanding for the period. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock, restricted stock units (“RSUs”), and performance share units (“PSUs”).

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) income per common share:
Basic	$(0.69)	$0.24	$(4.48)	$(0.09)
Diluted	$(0.69)	$0.23	$(4.48)	$(0.09)
Numerator:
Net (loss) income	$(24)	$8	$(150)	$(3)
Denominator:
Weighted average number of common shares outstanding	33.5	34.0	33.4	34.3
Dilutive options and awards	—	0.3	—	—
Diluted weighted average number of common shares outstanding	33.5	34.3	33.4	34.3
Weighted-average number of anti-dilutive share-based awards:
Restricted stock units	—	0.5	—	—
Options	—	0.2	—	—

Note 12.  Retirement Plans

The Company is the sole sponsor of certain defined benefit pension plans that are included in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.  The assets and certain obligations of the defined benefit pension plans includes plans qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “U.S. Qualified Plan”) and related non-qualified benefits (the “Non-Qualified Plan”).

The components of the estimated net pension loss (income) for the three and six months ended June 30, 2019 and 2018 were as follows:

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Qualified	Non-Qualified & International	Total	Qualified	Non-Qualified & International	Total
Interest cost	$18	$1	$19	$38	$2	$40
Expected return on plan assets	(30)	—	(30)	(63)	—	(63)
Amortization of actuarial loss	2	—	2	5	—	5
Settlement of retirement obligations	1	—	1	136	—	136
Net periodic benefit (income) loss	$(9)	$1	$(8)	$116	$2	$118

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Qualified	Non-Qualified & International	Total	Qualified	Non-Qualified & International	Total
Interest cost	$21	$1	$22	$42	$2	$44
Expected return on plan assets	(39)	—	(39)	(78)	—	(78)
Amortization of actuarial loss	5	—	5	10	—	10
Net periodic benefit (income) loss	$(13)	$1	$(12)	$(26)	$2	$(24)

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

There were additional immaterial lump-sum settlements related to the U.S. Qualified Plan (unrelated to the transaction noted above) during the three months ended June 30, 2019 that resulted in a non-cash settlement charge of $1 million.

Settlement of retirement obligations is disclosed separately in the condensed consolidated statements of operations, while the remaining net periodic (loss) income for the three and six months ended June 30, 2019 and 2018 is included in investment and other (income)-net.

Note 13.  Comprehensive Income

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2018 and June 30, 2019 and changes during the six months ended June 30, 2019.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2018	$(529)	$(55)	$(584)
Other comprehensive income before reclassifications	106	2	108
Amounts reclassified from accumulated other comprehensive loss	4	—	4
Net change in accumulated other comprehensive loss	110	2	112
Balance at June 30, 2019	$(419)	$(53)	$(472)

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations and, as a result, the Company’s pension assets and liabilities were remeasured as of the settlement date.  The impact, net of tax, to the Company’s accumulated other comprehensive loss was a decrease of $105 million.  Additional immaterial lump-sum settlements during the three months ended June 30, 2019 increased the balance by $1 million to a total net of tax impact of $106 million.  Refer to Note 12, Retirement Plans, for more information.

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

Refer to the condensed consolidated statements of comprehensive income for the components of comprehensive (loss) income for the three and six months ended June 30, 2019 and 2018.

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Amortization of pension plan cost:
Net actuarial loss (a)	$2	$5	$5	$10
Reclassifications before tax	2	5	5	10
Income tax expense	—	1	1	2
Reclassifications, net of tax	$2	$4	$4	$8

(a)

Amortization of pension plan cost is included in the calculation of net periodic pension plan (income) expense that is recognized in investment and other income-net in the condensed consolidated statements of operations (see Note 12, Retirement Plans).

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Note 14.  Segment Information

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

For the Three and Six Months Ended June 30, 2019 and 2018

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

		Income (Loss)	Depreciation
Three Months Ended	Net	from	and	Capital
June 30, 2019	Sales	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$380	$(42)	$13	$12
Book	289	18	13	7
Office Products	139	13	3	1
Total reportable segments	808	(11)	29	20
Other	61	8	1	—
Corporate	—	(13)	1	1
Total operations	$869	$(16)	$31	$21

		Income (Loss)		Depreciation
Six Months Ended	Net	from	Assets of	and	Capital
June 30, 2019	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$783	$(73)	$734	$28	$22
Book	549	31	637	25	24
Office Products	258	21	339	6	1
Total reportable segments	1,590	(21)	1,710	59	47
Other	124	12	77	2	1
Corporate	—	(26)	92	1	1
Total operations	$1,714	$(35)	$1,879	$62	$49

		Income (Loss)	Depreciation
Three Months Ended	Net	from	and	Capital
June 30, 2018	Sales	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$401	$(6)	$15	$5
Book	266	19	13	9
Office Products	154	13	3	1
Total reportable segments	821	26	31	15
Other	122	7	2	1
Corporate	—	(15)	1	1
Total operations	$943	$18	$34	$17

		Income (Loss)		Depreciation
Six Months Ended	Net	from	Assets of	and	Capital
June 30, 2018	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$828	$(20)	$690	$31	$14
Book	515	28	598	27	18
Office Products	277	15	367	7	1
Total reportable segments	1,620	23	1,655	65	33
Other	252	14	195	6	2
Corporate	—	(25)	71	1	2
Total operations	$1,872	$12	$1,921	$72	$37

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Restructuring, impairment and other charges by segment for the three and six months ended June 30, 2019 and 2018 are disclosed in Note 8, Restructuring, Impairment and Other Charges.

Note 15.  New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses (Topic 326)” (“ASU 2016-13”).  ASU 2016-13 changes the accounting for credit losses on financial instruments, including accounts receivable.  The standard will require the Company to measure expected credit losses on trade receivables based on historical experience, current conditions, and reasonable forecasts.  ASU 2016-13 is effective in the first quarter of 2020.  The Company is in the process of assessing the impact of the new standard but does not anticipate a significant impact.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”).   ASU 2018-15 aligns the accounting for implementation costs for cloud computing arrangements with the accounting for costs involved in implementing an internal-use software license.  ASU 2018-15 is effective in the first quarter of 2020; however, as early adoption is permitted, the Company adopted ASU 2018-15 in the first quarter of 2019.   The adoption did not have a material impact during the six months ended June 30, 2019.

Note 16. Subsequent Events

On August 7, 2019, the Company entered into an agreement to sell the land and building associated with its production facility in Torrance, California and expects to receive net proceeds of approximately $35 million, subject to customary contractual terms and conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of LSC Communications, Inc. as of June 30, 2019 and December 31, 2018 and the results of operations for the three and six months ended June 30, 2019 and 2018.  This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Item 1, Condensed Consolidated Financial Statements.  Refer to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2019, for management’s discussion and analysis of the financial condition of the company as of December 31, 2018 and December 31, 2017, and the results of operations for the years ended December 31, 2018, 2017 and 2016.

Company Overview

The principal business of LSC Communications, Inc., a Delaware corporation, and its direct or indirect wholly-owned subsidiaries (“LSC Communications,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of traditional and digital print, print-related services and office products.

Merger with Quad/Graphics, Inc.

On October 30, 2018, the Company entered into that certain Agreement and Plan of Merger (the “Merger Agreement”), by and among Quad/Graphics, Inc. (“Quad”), QLC Merger Sub, Inc. and LSC Communications, pursuant to which, subject to the satisfaction or waiver of certain conditions, LSC Communications would be merged with QLC Merger Sub, Inc., and become a wholly-owned subsidiary of Quad.

On July 22, 2019, Quad and LSC Communications entered into a letter agreement (the “Letter Agreement”), pursuant to which the parties agreed to terminate the Merger Agreement. Pursuant to the Letter Agreement, Quad agreed to pay LSC Communications the Regulatory Approval Reverse Termination Fee (as defined in the Merger Agreement) of $45 million in cash on the business day following the date of the Letter Agreement. Except for certain indemnification obligations of Quad related to LSC Communications assisting Quad with the financing under the Merger Agreement, the parties also agreed to release each other from any and all claims, counterclaims, demands, proceedings, actions, causes of action, orders, obligations, damages, debts, costs, expenses and other liabilities whatsoever and howsoever arising pursuant to or in connection with the Merger Agreement or the transactions provided for in the Merger Agreement.

Retention Award Agreements

On August 5, 2019, the Human Resources Committee of the Company’s Board of Directors (the “HR Committee”) approved (i) grants of cash retention awards (the “Retention Awards”) to the Company’s named executive officers and certain other employees and (ii) the form of award agreement (the “Retention Award Agreement”), pursuant to which such grants of retention awards will be made.  One-third of each Retention Award will vest on August 5, 2020, subject to the grantee’s continued employment with the Company through such date.  The remaining two-thirds of each Retention Award will vest ratably following each of the Company’s 2021 and 2022 fiscal years, in each case subject to the Company’s achievement of the applicable performance metric and the grantee’s continued employment with the Company through the date the HR Committee certifies the achievement of such performance.  If the grantee’s employment is terminated prior to payment in full of the Retention Award due to death, his or her estate will receive a pro-rated portion of the unvested portion of Retention Award, based on the number of days worked in the full vesting period.  The unvested portion of each Retention Award will be forfeited upon any other termination of employment. The amounts of the Retention Awards for each of the named executive officers are as follows: (i) Thomas J. Quinlan III, $2,400,000; (ii) Suzanne S. Bettman, $810,000; (iii) Andrew B. Coxhead, $810,000; (iv) Kent A. Hansen, $325,0000; and (v) Richard T. Lane, $675,000.

The foregoing description of the terms of the Retention Award Agreement does not purport to be complete and is qualified in its entirety by the provisions of the form of Retention Award Agreement, which filed as Exhibit 10.31 to this Form 10-Q and incorporated by reference herein.

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

Outlook

Competitive Environment

According to the August 2019 IBIS World industry report “Printing in the U.S.,” estimated total annual printing industry revenue is approximately $77 billion, of which approximately $13 billion relates to our core segments of the print market and an additional approximately $31 billion pertains to related segments of the print market in which we are able to offer certain products. Despite consolidation in recent years, including several acquisitions completed by LSC Communications, the industry remains highly fragmented and LSC Communications is one of the largest players in our segment of the print market.  The print and related services industry, in general, continues to have excess capacity and LSC Communications remains diligent in proactively identifying plant consolidation opportunities to keep our capacity in line with demand.  Across the Company’s range of print products and services, competition is based primarily on the ability to deliver products for the lowest total cost, a factor driven not only by price, but also by materials and distribution costs.  We expect that prices for print products and services will continue to be a focal point for customers in coming years.

Value-added services, such as LSC Communications’ co-mail, logistics and supply chain management offerings, enable customers to lower their total costs. Technological changes, including the electronic distribution of documents and data, online distribution and hosting of media content, and advances in digital printing, print-on-demand and internet technologies, continue to impact the market for our products and services.  The impact of digital technologies has been felt in many print products.  Digital technologies have impacted printed magazines as some advertising spending has moved from print to electronic media.  Catalogs have experienced volume reductions as our customers allocate more of their spending to online resources and also face stiff competition from online retailers resulting in retailer compression. The Company has seen an unprecedented drop in demand for magazines and catalogs in 2019, with the faster pace of decline in demand primarily due to the accelerated impact of digital disruption of demand for printed materials.  Educational books within the college market continue to be impacted by electronic substitution and other trends.  The K-12 educational sector continues to be focused on increasing digital distribution but there has been inconsistent adoption across school systems.  E-book substitution has impacted overall consumer print trade book volume, although e-book adoption rates have stabilized and industry-wide print book volume has been growing in recent years.  In addition, retail inserts have experienced volume reductions primarily as a result of store closures and reduced newspaper circulation.  Electronic communication and transaction technology has also continued to drive electronic substitution in directory printing, in part driven by cost pressures at key customers.

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

During late 2018 and early 2019, the Company performed a comprehensive review of the Company’s entire operations to identify new revenue opportunities and cost savings.  This review covered substantially all aspects of the Company – both operational and support functions – and involved key personnel from throughout the organization.  The resulting revenue opportunities and cost savings initiatives were approved by senior management in the first quarter of 2019 and are expected to be implemented over the next three years.  While the Company expects to realize the benefits beginning in 2019 and at various points over the next three years, the Company incurred $1.1 million and $2.6 million of expense during the three and six months ended June 30, 2019, respectively, relating to the implementation of certain identified initiatives.  As the Company continues to implement the identified initiatives, the Company expects to incur additional expense; however, the Company expects the resulting benefits (additional revenue and/or cost savings) to significantly exceed the additional expense. Refer to Note 8, Restructuring, Impairment and Other Charges, for information on the charges recorded during the three and six months ended June 30, 2019.

Impairment Reviews and Charges

The Company performs interim reviews of goodwill for indicators of impairment each quarter to assess whether an interim impairment review is required for any reporting unit.  Additionally, the Company evaluates the recoverability of other long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. As part of its interim reviews, management analyzes operating results for the period compared to expected results as of the prior year’s review, key assumptions such as discount rates and expected long-term growth rates, changes in the overall market value of the Company’s equity and debt securities, significant negative industry and economic trends, as well as other factors.

For the three months ended June 30, 2019, the Book and Office Products segments performed in line with expectations.  However, the Company has seen an unprecedented drop in demand in its magazines and catalogs reporting unit, with the faster pace of decline in demand primarily due to the accelerated impact of digital disruption of demand for printed materials.  In addition, the Company’s stock price has experienced a significant, sustained decline since the Company performed its annual goodwill impairment test (October 31, 2018).

Given the stock price decline, management determined that a further review of the reporting units’ goodwill for indicators of impairment was appropriate.  The Company concluded that Book, Office Products and Logistics goodwill did not have indicators of impairment as the underlying assumptions from the 2018 review continue to be reasonable compared to performance thus far in 2019 and management’s current outlook.  No other reporting unit, including magazines and catalogs, had a goodwill balance as of June 30, 2019.

Due to the unprecedented drop in demand in the magazines and catalogs reporting unit, management determined that a further review of the reporting unit’s intangible assets and property, plant and equipment for recoverability was appropriate:

•

As a result of the faster pace of decline in demand, negative revenue trends and lower expectations of future revenue to be derived from certain customer relationships, management determined that a certain definite-lived customer relationship intangible asset was not recoverable.  This resulted in the Company recording a $17 million impairment charge for the three months ended June 30, 2019, which fully impaired the asset.  The impairment was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.

•

With respect to property, plant and equipment and right-of-use assets for operating leases within the magazines and catalogs reporting unit, management performed a Step 1 recoverability test in accordance with Accounting Standards Codification (“ASC”) ASC 360, Property, Plant and Equipment.  The recoverability test compares the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition to the carrying value of the asset group; if the carrying value of the asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value.  Based upon management’s updated projection of cash flows for this asset group – which includes a hypothetical sale of assets – management determined that the estimated future undiscounted cash flows were in excess of the asset group’s carrying value, resulting in no impairment loss.

The Company will continue to perform interim reviews of goodwill for indicators of impairment each quarter to assess whether an interim impairment test is required for its goodwill balances or if recoverability tests are required for long-lived assets, including property, plant and equipment, deferred tax assets and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.  Such reviews could result in future impairment charges, depending on the facts and circumstances in effect at the time of those reviews.

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

Pension Benefit Plans

The funded status of the Company’s pension benefit plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates.  Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans.  The Company reviews its actuarial assumptions on an annual basis as of December 31.  Based on current estimates, the Company expects to make cash contributions of approximately $6 million to its pension benefit plans for the full year in 2019, of which $3 million has been contributed during the six months ended June 30, 2019.

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations by purchasing a group annuity contract for certain retirees and beneficiaries from a third-party insurance company. As a result, the Company’s pension assets and liabilities were remeasured as of the settlement date. The Company recorded a non-cash settlement charge of $135 million in settlement of retirement benefit obligations in the condensed consolidated statement of operations in the first quarter of 2019.  There were additional immaterial lump-sum settlements (unrelated to the transaction noted above) during the three months ended June 30, 2019 that resulted in a non-cash settlement charge of $1 million.

Based on the fair value of assets and the estimated discount rate used to value benefit obligations as of June 30, 2019, the Company estimates the unfunded status of the pension benefit plans to be approximately $100 million compared to $137 million at December 31, 2018.

See Note 12, Retirement Plans, for more information on the Company’s pension benefit plans.

Dividend Policy

On July 23, 2019, LSC Communications announced that its Board of Directors has determined to suspend the Company’s quarterly cash dividend.

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

Results of Operations for the Three Months Ended June 30, 2019 as Compared to the Three Months ended June 30, 2018

The following table shows the results of operations for the three months ended June 30, 2019 and 2018, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Net sales	$869	$943	$(74)	(7.7%)
Cost of sales	750	798	(48)	(6.0%)
Cost of sales as a % of net sales	86.3%	84.6%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	80	82	(2)	(2.4%)
Selling, general and administrative expenses as a % of net sales	9.2%	8.7%
Restructuring, impairment and other charges-net	24	11	13	118.2%
Depreciation and amortization	31	34	(3)	(8.8%)
(Loss) income from operations	$(16)	$18	$(34)	(188.9%)

Condensed Consolidated Results

Net sales for the three months ended June 30, 2019 were $869 million, a decrease of $74 million, or 7.7%, compared to the three months ended June 30, 2018.  Net sales were impacted by:

•	The dispositions of the Company’s European printing business and retail offset printing facilities in 2018, and lower volume in magazines and catalogs and Office Products;
•	Partially offset by the acquisition of Print Logistics in 2018, higher volume in books and a $2 million increase in pass-through paper sales.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $115 million or 11.6% (see Note 2, Business Combination and Disposition, to the condensed consolidated financial statements).  The decrease was primarily due to the Company’s disposition of its European printing business and retail offset printing facilities in 2018.

Total cost of sales decreased $48 million, or 6.0%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily driven by the dispositions of the Company’s European printing business and retail offset printing facilities and lower volume, partially offset by costs incurred by the acquisition of Print Logistics.

As a percentage of net sales, cost of sales increased from 84.6% for the three months ended June 30, 2018 to 86.3% for the three months ended June 30, 2019 primarily due to higher labor costs and product mix.

Selling, general and administrative expenses decreased $2 million to $80 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to the disposition of the Company’s European printing business, partially offset by costs associated with the Merger Agreement and costs incurred by the acquisition of Print Logistics.

As a percentage of net sales, selling, general and administrative expenses increased from 8.7% for the three months ended June 30, 2018 to 9.2% for the three months ended June 30, 2019 primarily due to costs associated with the Merger Agreement.

For the three months ended June 30, 2019, the Company recorded restructuring, impairment and other charges of $24 million. The charges primarily included:

•

Net other restructuring charges of $6 million primarily due to facility costs, costs associated with new revenue opportunities and cost savings initiatives implemented during the quarter, and multiemployer withdrawal obligations related to facility closures; and

•	$17 million for the impairment of certain definite-lived customer relationships intangible assets in the Magazines, Catalogs and Logistics segment.

For the three months ended June 30, 2018, the Company recorded restructuring, impairment and other charges of $11 million. The charges primarily included:

•

Other restructuring charges of $7 million for facility costs, a loss related to the Company’s disposition of its retail offset printing facilities, and multiemployer withdrawal obligations related to facility closures; and

•

Employee termination costs of $3 million related to an aggregate of 108 employees, substantially all of whom were terminated as of or prior to June 30, 2019, primarily related to the reorganization of certain business units and corporate functions.

Depreciation and amortization decreased $3 million to $31 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to decreased capital spending in recent years compared to historical levels and the disposition of the Company’s European printing business, partially offset by the acquisition of Print Logistics.

	Three Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$19	$18	$1	5.6%
Settlement of retirement benefit obligations	1	—	1	100.0%
Investment and other (income)-net	(9)	(13)	4	(30.8%)

Net interest expense increased by $1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  Refer to Note 12, Retirement Plans, for information on the non-cash settlement charge related to retirement benefit obligations.  Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.

	Three Months Ended
	June 30,
	2019	2018	$ Change
	(in millions, except percentages)
(Loss) income before income taxes	$(27)	$13	$(40)
Income tax (benefit) expense	(3)	5	(8)
Effective income tax rate	13.3%	35.3%

The effective income tax rate for the three months ended June 30, 2019 was 13.3% compared to 35.3% for the three months ended June 30, 2018. The effective rate for three months ended June 30, 2019 reflects the impact of nondeductible costs associated with the Merger Agreement.

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

Magazines, Catalogs and Logistics

	Three Months Ended
	June 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$380	$401	$(21)
(Loss) from operations	(42)	(6)	(36)
Operating margin	(11.1%)	(1.5%)	(960 bps)
Restructuring, impairment and other charges-net	20	6	14

Net sales for the Magazines, Catalogs and Logistics segment for the three months ended June 30, 2019 were $380 million, a decrease of $21 million, or 5.3%, compared to the three months ended June 30, 2018.  The Magazines, Catalogs and Logistics segment’s net sales decreased primarily due to an unprecedented drop in long-run magazine and catalog volumes, with the faster pace of decline in demand primarily due to the accelerated impact of digital disruption of demand for printed materials.  In addition, the disposition of the Company’s retail offset printing facilities and a $5 million decrease in pass-through paper sales contributed to the decrease, all of which was partially offset by the acquisition of Print Logistics.

The increase in Magazines, Catalogs and Logistics segment loss from operations and change in operating margins was primarily due to higher restructuring, impairment and other charges and the lower volumes noted above.

Book

	Three Months Ended
	June 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$289	$266	$23
Income from operations	18	19	(1)
Operating margin	6.2%	7.1%	(90 bps)
Restructuring, impairment and other charges-net	1	3	(2)

Net sales for the Book segment for the three months ended June 30, 2019 were $289 million, an increase of $23 million, or 9.2%, compared to the three months ended June 30, 2018, primarily due to higher volume in digitally-printed and educational books, increased fulfillment and procurement services and an $11 million increase in pass-through paper sales.

The decrease in the Book segment income from operations and operating margins was primarily due to increased labor costs.

Office Products

	Three Months Ended
	June 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$139	$154	$(15)
Income from operations	13	13	—
Operating margin	9.4%	8.4%	100 bps
Restructuring, impairment and other charges-net	1	1	—

Net sales for the Office Products segment for the three months ended June 30, 2019 were $139 million, a decrease of $15 million, or 9.7%, compared to the three months ended June 30, 2018, largely as a result of lower volume in filing and binder products.

The Office Products segment income from operations remained consistent at $13 million for the three months ended June 30, 2019 and 2018.  The increase in operating margins was due to cost reductions and synergies realized from the integration of Quality Park.

Other

	Three Months Ended
	June 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$61	$122	$(61)
Income from operations	8	7	1
Operating margin	13.1%	5.7%	740 bps

Net sales for the Other grouping for the three months ended June 30, 2019 were $61 million, a decrease of $61 million, or 50.1%, compared to the three months ended June 30, 2018, primarily due to the disposition of the Company’s European printing business, a $4 million decrease in pass-through paper sales and lower directories volume, partially offset by higher sales in outsourced print procurement and management services.

The increase in income from operations and operating margin was primarily due to mix of volume.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	June 30,
	2019	2018	Change
	(in millions, except percentages)
Total operating expenses	$13	$15	$(2)
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	2	1	1
Share-based compensation expenses	1	5	(4)
Expenses related to acquisitions, the Merger Agreement and dispositions	5	1	4

Results of Operations for the Six Months Ended June 30, 2019 as Compared to the Six Months Ended June 30, 2018

The following table shows the results of operations for the six months ended June 30, 2019 and 2018, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Net sales	$1,714	$1,872	$(158)	(8.4%)
Cost of sales	1,485	1,606	(121)	(7.5%)
Cost of sales as a % of net sales	86.6%	85.8%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	165	165	—	---%
Selling, general and administrative expenses as a % of net sales	9.6%	8.8%
Restructuring, impairment and other charges-net	37	17	20	117.6%
Depreciation and amortization	62	72	(10)	(13.9%)
(Loss) income from operations	$(35)	$12	$(47)	(391.7%)

Condensed Consolidated Results

Net sales for the six months ended June 30, 2019 were $1,714 million, a decrease of $158 million, or 8.4%, compared to the six months ended June 30, 2018.  Net sales were impacted by:

•	The dispositions of the Company’s European printing business and retail offset printing facilities in 2018, and lower volume in magazines and catalogs, Directories and Office Products;
•	Partially offset by the acquisition of Print Logistics in 2018, higher volume in books and a $3 million increase in pass-through paper sales.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $243 million or 12.4% (see Note 2, Business Combination and Disposition, to the condensed consolidated financial statements).  The decrease was primarily due to the Company’s disposition of its European printing business and retail offset printing facilities in 2018.

Total cost of sales decreased $121 million, or 7.5%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily driven by the dispositions of the Company’s European printing business and retail offset printing facilities and lower volume, partially offset by costs incurred by the acquisition of Print Logistics.

As a percentage of net sales, cost of sales increased from 85.8% for the three months ended June 30, 2018 to 86.6% for three months ended June 30, 2019 primarily due to higher labor costs and product mix.

Selling, general and administrative expenses remained consistent at $165 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to costs associated with the Merger Agreement and costs incurred by the acquisition of Print Logistics, partially offset by the disposition of the Company’s European printing business.

As a percentage of net sales, selling, general and administrative expenses increased from 8.8% for the six months ended June 30, 2018 to 9.6% for the six months ended June 30, 2019 primarily due to costs associated with the Merger Agreement.

For the six months ended June 30, 2019, the Company recorded restructuring, impairment and other charges of $37 million. The charges primarily included:

•

Net other restructuring charges of $12 million primarily due to facility costs, costs associated with new revenue opportunities and cost savings initiatives implemented in 2019, and multiemployer withdrawal obligations related to facility closures;

•

Employee termination costs of $5 million related to an aggregate of 234 employees, of whom 31 were terminated as of or prior to June 30, 2019 primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment;

•	$17 million for the impairment of certain definite-lived customer relationships intangible assets in the Magazines, Catalogs and Logistics segment; and
•	$2 million of net impairment charges related to machinery and equipment associated with facility closings in the Magazines, Catalogs and Logistics segment.

For the six months ended June 30, 2018, the Company recorded restructuring, impairment and other charges of $17 million. The charges primarily included:

•

Other restructuring charges of $10 million for facility costs, a loss related to the Company’s disposition of its retail offset printing facilities, and multiemployer withdrawal obligations related to facility closures; and

•

Employee termination costs of $7 million related to an aggregate of 304 employees, substantially all of whom were terminated as of or prior to June 30, 2019.  These charges primarily related to one facility closure in the Print segment and the reorganization of certain business units and corporate functions.

Depreciation and amortization decreased $10 million to $62 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to decreased capital spending in recent years compared to historical levels and the disposition of the Company’s European printing business, partially offset by the acquisition of Print Logistics.

	Six Months Ended
	June 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$38	$38	$—	---%
Settlement of retirement benefit obligations	136	—	136	100.0%
Investment and other (income)-net	(19)	(24)	5	(20.8%)

Net interest expense was $38 million for each of the six months ended June 30, 2019 and 2018.  Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.  Refer to Note 12, Retirement Plans, for information on the non-cash settlement charge related to retirement benefit obligations.

	Six Months Ended
	June 30,
	2019	2018	$ Change
	(in millions, except percentages)
Net (loss) before income taxes	$(190)	$(2)	$(188)
Income tax (benefit) expense	(40)	1	(41)
Effective income tax rate	21.3%	(35.7%)

The effective income tax rate for the six months ended June 30, 2019 was 21.3% compared to (35.7%) for the six months ended June 30, 2018.  The effective income tax rate for the six months ended June 30, 2019 reflects the impact of nondeductible costs associated with the Merger Agreement.

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

Magazines, Catalogs and Logistics

	Six Months Ended
	June 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$783	$828	$(45)
(Loss) from operations	(73)	(20)	(53)
Operating margin	(9.3%)	(2.4%)	(690) bps
Restructuring, impairment and other charges-net	31	10	21

Net sales for the Magazines, Catalogs and Logistics segment for the six months ended June 30, 2019 were $783 million, a decrease of $45 million, or 5.3%, compared to the six months ended June 30, 2018.  The Magazines, Catalogs and Logistics segment’s net sales decreased primarily due to an unprecedented drop in long-run magazine and catalog volumes, with the faster pace of decline in demand primarily due to the accelerated impact of digital disruption of demand for printed materials.  In addition, the disposition of the Company’s retail offset printing facilities and a $4 million decrease in pass-through paper sales contributed to the decrease, all of which was partially offset by the acquisition of Print Logistics.

The increase in Magazines, Catalogs and Logistics segment loss from operations and change in operating margins was primarily due to higher restructuring, impairment and other charges and lower volume.

Book

	Six Months Ended
	June 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$549	$515	$34
Income from operations	31	28	3
Operating margin	5.6%	5.4%	20 bps
Restructuring, impairment and other charges-net	2	4	(2)

Net sales for the Book segment for the six months ended June 30, 2019 were $549 million, an increase of $34 million, or 6.8%, compared to the six months ended June 30, 2018, primarily due to higher volume in digitally-printed and educational books, increased fulfillment and procurement services and a $15 million increase in pass-through paper sales.

The increase in the operating income and margins was driven by higher volume and lower restructuring, impairment, and other charges-net, partially offset by higher labor costs in manufacturing and fulfillment operations.

Office Products

	Six Months Ended
	June 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$258	$277	$(19)
Income from operations	21	15	6
Operating margin	8.1%	5.4%	270 bps
Restructuring, impairment and other charges-net	1	2	(1)
Purchase accounting adjustments	—	1	(1)

Net sales for the Office Products segment for the six months ended June 30, 2019 were $258 million, a decrease of $19 million, or 6.8%, compared to the six months ended June 30, 2018, largely as a result of lower volume in filing and notetaking products.

The increase in Office Products segment income from operations and operating margins was due to cost reductions, synergies realized from the integration of Quality Park, and lower restructuring, impairment and other charges and purchase accounting adjustments.

Other

	Six Months Ended
	June 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$124	$252	$(128)
Income from operations	12	14	(2)
Operating margin	9.7%	5.6%	410 bps

Net sales for the Other grouping for the six months ended June 30, 2019 were $124 million, a decrease of $128 million, or 51.1%, compared to the three months ended June 30, 2018, primarily due to the disposition of the Company’s European printing business, a $8 million decrease in pass-through paper sales and lower directories volume, partially offset by higher sales in outsourced print procurement and management services.

The decrease in income from operations was primarily due to lower volume.  The mix of volume helped to improve the operating margin compared to the prior year.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Six Months Ended
	June 30,
	2019	2018	Change
	(in millions, except percentages)
Total operating expenses	$26	$25	$1
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	3	1	2
Share-based compensation expenses	4	8	(4)
Expenses related to acquisitions, the Merger Agreement and dispositions	12	2	10

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, settlement of retirement benefit obligations, expenses related to acquisitions, the Merger Agreement and dispositions, and purchase accounting adjustments. A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net (loss) income	$(24)	$8	$(150)	$(3)
Restructuring, impairment and other charges-net	24	11	37	17
Settlement of retirement benefit obligations	1	—	136	—
Expenses related to acquisitions, the Merger Agreement and dispositions	5	1	12	2
Purchase accounting adjustments	—	—	—	3
Depreciation and amortization	31	34	62	72
Interest expense-net	19	18	38	38
Income tax (benefit) expense	(3)	5	(40)	1
Non-GAAP adjusted EBITDA	$53	$77	$95	$130

The adjustments to arrive at non-GAAP adjusted EBITDA are summarized below:

•

Restructuring, impairment and other charges-net: Refer to Results of Operations for the Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018 and Results of Operations for the Six Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018 for information on the charges.

•	Settlement of retirement obligations: Refer to Note 12, Retirement Plans, for more information on the settlement charges.
•

Expenses related to acquisitions, the Merger Agreement and dispositions: The three and six months ended June 30, 2019 included charges of $5 million and $12 million, respectively, primarily related to costs associated with the Merger Agreement. The three and six months ended June 30, 2018 included charges of $1 million and $2 million, respectively, related to legal, accounting and other expenses associated with completed and contemplated acquisitions and dispositions.

•

Purchase accounting adjustments: The six months ended June 30, 2018 included charges of $3 million as a result of purchase accounting inventory step-up adjustments and changes to purchase price allocations related to prior acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes it has sufficient liquidity to support its ongoing operations and to strategically invest in opportunities to create value for its stockholders.  Operating cash flows and the Revolving Credit Facility are the Company’s primary sources of liquidity and are expected to be used for, among other things, payments of interest and principal on the Company’s debt obligations, capital expenditures necessary to support productivity improvement and strategic investment, and completion of restructuring programs.

The following sections describe the Company’s cash flows for the six months ended June 30, 2019 and 2018.

	Six Months Ended
	June 30,
	2019	2018
Net cash provided by (used in) operating activities	$3	$(26)
Net cash (used in) investing activities	(52)	(32)
Net cash provided by financing activities	44	50

Cash Flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $3 million for the six months ended June 30, 2019 compared to $26 million used in operating activities for the six months ended June 30, 2018. The change was primarily due to timing of net working capital impacts.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $52 million compared to $32 million for the same period in 2018.  Significant changes are as follows:

•

Capital expenditures increased by $12 million compared to the same period in 2018, primarily due to increased spend on machinery and equipment in order to increase automation and productivity in the Book and Magazines, Catalogs and Logistics segments; and

•	Cash flows from investing activities were also impacted by finalization of working capital calculations in each year.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2019 was $44 million compared to $50 million for the same period in 2018. Significant changes are as follows:

•	The Company paid $22 million of long-term debt and current maturities during the six months ended June 30, 2019, compared to $26 million during the six months ended June 30, 2018;
•

The Company received net proceeds from credit facility borrowings of $84 million for the six months ended June 30, 2019, compared to $115 million in the prior period; the net proceeds were higher in 2018 due to the pending acquisition of Print Logistics on June 30, 2018; and

•	The Company paid $20 million to repurchase common stock during the six months ended June 30, 2018, with no such activity during 2019.

Dividends

Cash dividends declared and paid to stockholders during the six months ended June 30, 2019 totaled $17 million.

In light of lower expectations for earnings and cash flows, on July 18, 2019 the Board of Directors suspended dividend payments in order to allocate greater capital to the Company’s debt reduction and ongoing operational restructuring programs.  The dividend paid in June 2019 is the last dividend that will be paid for the foreseeable future. Suspending the dividend will allow the Company to redeploy approximately $35 million in cash annually.

Prior to the amendment to the Credit Agreement that was effective on August 5, 2019 that is described below, the Company was generally allowed to declare and pay annual dividend payments of up to $50 million in the aggregate.  However, the August 5, 2019 amendment removed the general allowance to declare and pay annual dividends of up to $50 million.

See further discussion below for information regarding the August 5, 2019 amendment to the Credit Agreement.

LIQUIDITY

Cash and cash equivalents were $17 million and $21 million as of June 30, 2019 and December 31, 2018, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of June 30, 2019 included $10 million in the U.S. and $7 million at international locations.

The Company maintains cash pooling structures that enable participating international locations to draw on the pools’ cash resources to meet local liquidity needs.  Foreign cash balances may be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.  As of June 30, 2019, $18 million of international cash was loaned to U.S. operating entities.

Debt Issuances

On September 30, 2016, the Company issued $450 million of Senior Secured Notes (the “Senior Notes”).

On September 30, 2016 the Company entered into a credit agreement (the “Credit Agreement”) that provides for (i) a senior secured term loan B facility in an aggregate principal amount of $375 million (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of $400 million (the “Revolving Credit Facility”), which was reduced to $300 million per the amendment effective on August 5, 2019.  The debt issuance costs and original issue discount are being amortized over the life of the facilities using the effective interest method.

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

Credit Agreement Amendments

On December 20, 2018, the Company amended the Credit Agreement to, among other things, defer certain changes to the minimum Interest Coverage Ratio and the maximum Consolidated Leverage Ratio.  Effective August 5, 2019, the Company further amended the Credit Agreement to, among other things, defer certain changes to the minimum Interest Coverage Ratio and the maximum Consolidated Leverage Ratio.  The following summarizes the changes to the minimum Interest Coverage Ratio and the maximum Consolidated Leverage Ratio:

	Original	December 20, 2018	August 5, 2019
Maximum Consolidated Leverage Ratio
Current ratio	3.25 to 1.00	3.25 to 1.00	3.75 to 1.00
Step-down ratio	3.00 to 1.00	3.00 to 1.00	3.50 to 1.00 and 3.25 to 1.00
Step-down as of date (quarter ending on or after)	March 31, 2019	March 31, 2020	June 30, 2020 and March 31, 2021

Minimum Interest Coverage Ratio
Current ratio	3.25 to 1.00	3.25 to 1.00	2.50 to 1.00
Step-up ratio	3.50 to 1.00	3.50 to 1.00	2.75 to 1.00 and 3.00 to 1.00
Step-up as of date (quarter ending on or after)	March 31, 2019	March 31, 2020	September 30, 2020 and June 30, 2021

Other terms, including the outstanding principal, maturity date and other debt covenants remained the same under the December 20, 2018 amendment.

The August 5, 2019 amendment resulted in a reduction in the Revolving Credit Facility aggregate principal amount from $400 million to $300 million and removed the general allowance to pay annual dividends of up to $50 million.  The August 5, 2019 amendment included other changes that generally further restrict the Company’s ability to incur additional indebtedness, create liens, engage in mergers and consolidations, make restricted payments and dispose of certain assets.  The outstanding principal and maturity date of the Term Loan Facility remains the same, while the maturity date of the Revolving Credit Facility remains the same.

Additional Debt Issuances Information

There were $150 million of borrowings under the Revolving Credit Facility as of June 30, 2019.  Based on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2019 and existing debt, the Company would have had the ability to utilize $193 million of the $400 million Revolving Credit Facility and not have been in violation of the terms of the agreement.  Availability under the Revolving Credit Facility was reduced by $150 million in borrowings.  If the August 5, 2019 Credit Agreement amendment had been effective as of June 30, 2019, the Company would have had the ability to utilize the entire $300 million Revolving Credit Facility and not have been in violation.  This availability would have been reduced by $150 million in borrowings and $41 million of outstanding letters of credit, for a net availability of $126 million, including cash.

The current availability under the Revolving Credit Facility and net availability as of June 30, 2019 is shown in the table below:

June 30, 2019
(in millions)
Availability
Stated amount of the Revolving Credit Facility	$400
Less: availability reduction from covenants	207
Amount available under the Revolving Credit Facility	$193

Usage
Borrowings under the Revolving Credit Facility	$150
Impact on availability related to outstanding letters of credit	—
Total usage	$150

Current availability at June 30, 2019	$43
Cash	17
Net Available Liquidity	$60

The Company was in compliance with its debt covenants as they were in effect as of June 30, 2019, and expects to remain in compliance with the August 5, 2019 amended covenants based on management’s estimates of operating and financial results for 2019 and the foreseeable future.  However, continued declines in market and economic conditions or demand for certain of the Company’s products beyond those included in management’s projections could impact the Company’s ability to remain in compliance with its debt covenants in future periods.  As of June 30, 2019, the Company’s leverage as defined in the Credit Agreement was 3.09, compared to a maximum permitted ratio under the Credit Agreement of 3.25 (which was increased to 3.75 with the August 5, 2019 amendment).  The full definition of the Consolidated Leverage Ratio is included in the Credit Agreement filed as an exhibit to this quarterly report on Form 10-Q.   As of June 30, 2019, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions under the Credit Agreement.

The failure of a financial institution supporting the Revolving Credit Facility would reduce the size of the Company’s committed facility unless a replacement institution were added.  Currently, the Revolving Credit Facility is supported by fifteen U.S. and international financial institutions.

As of June 30, 2019, the Company had $41 million in outstanding letters of credit issued under the Revolving Credit Facility.

The Company’s debt maturities as of June 30, 2019 are shown in the following table:

	Debt Maturity Schedule
	Total	2019	2020	2021	2022	2023	Thereafter
Borrowings under the Credit Agreement	$393	$171	$43	$43	$136	$—	$—
Senior secured notes	450	—	—	—	—	450	—
Finance lease obligations and other borrowings	2	1	1	—	—	—	—
Total (a)	$845	$172	$44	$43	$136	$450	$—

(a)

Excludes unamortized debt issuance costs of $4 million and $6 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $4 million related to the Company’s Term Loan Facility.  These amounts do not represent contractual obligations with a fixed amount or maturity date.

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt.  At June 30, 2019, the Company’s variable-interest borrowings were $393 million, or approximately 46.5%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates.  Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at June 30, 2019 by approximately $15 million.

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

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s condensed consolidated financial statements are described in Note 15, New Accounting Pronouncements, and throughout the notes to the condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2019 an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2019 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 9, Commitments and Contingencies, to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no significant changes to the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 19, 2019, except that any risk factor related to the now-abandoned merger with Quad/Graphics is no longer applicable to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases during the three months ended June 30, 2019.

Dividends

In light of lower expectations for earnings and cash flows, on July 18, 2019 the Board of Directors suspended dividend payments in order to allocate greater capital to the Company’s debt reduction and ongoing operational restructuring programs.  The dividend paid in June 2019 is the last dividend that will be paid for the foreseeable future.  Suspending the dividend will allow the Company to redeploy approximately $35 million in cash annually.

Prior to the amendment to the Credit Agreement that was effective on August 5, 2019, the Company was generally allowed to declare and pay annual dividend payments of up to $50 million in the aggregate.  However, the August 5, 2019 amendment removed the general allowance to declare and pay annual dividends of up to $50 million.

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

4.1

Indenture, dated as of September 30, 2016, among LSC Communications, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.1

Credit Agreement, dated as of September 30, 2016, among LSC Communications, Inc., the lenders party thereto, Bank Of America, N.A., as Administrative Agent Swing Line Lender and an L/C Issuer, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.2

Amendment No. 1 to Credit Agreement dated as of November 17, 2017, by and among LSC Communications, Inc., the other Loan Parties, the 2017 Refinancing Term Lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 3, 2018)

10.3

Amendment No. 2 to Credit Agreement dated as of December 20, 2018, by and among LSC Communications, Inc. the other Loan Parties, the Lenders party thereto and Bank of America, N. A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019))

10.4

Amendment No. 3 to Credit Agreement dated as of August 2, 2019, by and among LSC Communications, Inc., the other Loan Parties, the Lenders party thereto and Bank of America, N. A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2019)

10.5	2016 LSC Communications, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.6	Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2017)*

10.7

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of August 1, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018)*

10.8

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

10.10

LSC Communications Annual Incentive Plan as amended and restated effective January 17, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)*

10.11

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.12

Amendment to Employment Agreement, dated as of October 25, 2017, between LSC Communications, Inc. and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017)*

10.13

Key Employee Severance Plan effective October 25, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

10.14	Form of Participation Agreement for the Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 19, 2018)*

10.15

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

10.19

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

10.25

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.26

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

10.28

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

10.31	Form of Retention Bonus Letter (filed herewith)*

10.32

Agreement and Plan of Merger by and among Quad/Graphics, Inc. QLC Merger Sub, Inc. and the Company dated as of October 30, 2018 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed October 31, 2018)

10.33	Letter Agreement dated July 22, 2019 by and between Quad/Graphics, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 23, 2019)

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

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 8, 2019