Form 10-Q
period 2019-09-30
LSC Communications, Inc.
filed 2019-11-07
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐ No ☒

As of November 1, 2019, 33,519,757 shares of common stock were outstanding.

LSC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

TABLE OF CONTENTS

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(UNAUDITED)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$15	$21
Receivables, less allowances for doubtful accounts of $13 in 2019 (2018 - $14)	532	617
Inventories (Note 5)	218	197
Income tax receivable	5	4
Prepaid expenses and other current assets	36	28
Total current assets	806	867
Property, plant and equipment-net (Note 6)	466	508
Goodwill (Note 7)	103	103
Other intangible assets-net (Note 7)	125	156
Right-of-use assets for operating leases	174	—
Deferred income taxes	31	27
Other noncurrent assets	87	93
Total assets	$1,792	$1,754

LIABILITIES
Accounts payable	$298	$372
Accrued liabilities	223	199
Short-term debt and current portion of long-term debt (Note 10)	127	108
Short-term operating lease liabilities	44	—
Total current liabilities	692	679
Long-term debt (Note 10)	629	659
Pension liabilities	88	132
Restructuring and multi-employer pension liabilities (Note 8)	41	45
Long-term operating lease liabilities	137	—
Other noncurrent liabilities	53	61
Total liabilities	$1,640	$1,576

Commitments and contingencies (Note 9)

EQUITY
Common stock, $0.01 par value
Authorized: 65,000,000
Issued: 35,404,938 shares in 2019 (2018: 35,029,565)	$—	$—
Additional paid-in capital	834	828
Accumulated deficit	(185)	(42)
Accumulated other comprehensive loss (Note 14)	(472)	(584)
Treasury stock, at cost: 2,032,134 shares in 2019 (2018: 1,888,205)	(25)	(24)
Total equity	152	178
Total liabilities and equity	$1,792	$1,754

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$834	$1,015	$2,548	$2,887
Cost of sales	716	862	2,201	2,468
Selling, general and administrative expenses (exclusive of depreciation and amortization)	88	77	253	242
Restructuring, impairment and other charges-net (Note 8)	10	1	47	18
Depreciation and amortization	29	34	91	106
(Loss) income from operations	(9)	41	(44)	53
Interest expense-net (Note 10)	20	21	58	59
Settlement of retirement benefit obligations (Note 12)	1	—	137	—
Termination fee from Quad (Note 1)	(45)	—	(45)	—
Investment and other (income)-net	(9)	(11)	(28)	(35)
Income (loss) before income taxes	24	31	(166)	29
Income tax expense (benefit)	—	35	(40)	36
Net income (loss)	$24	$(4)	$(126)	$(7)

Net income (loss) per common share (Note 11)
Basic net income (loss) per share	$0.69	$(0.12)	$(3.78)	$(0.21)
Diluted net income (loss) per share	$0.69	$(0.12)	$(3.78)	$(0.21)

Weighted-average number of common shares outstanding:
Basic	33.5	33.2	33.4	34.0
Diluted	33.5	33.2	33.4	34.0

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$24	$(4)	$(126)	$(7)

Other comprehensive (loss) income, net of tax (Note 14):
Translation adjustments	(2)	5	—	(4)
Adjustment for net periodic pension plan cost	2	3	112	11
Other comprehensive income	—	8	112	7
Comprehensive income (loss)	$24	$4	$(14)	$—

The adjustments for net pension plan cost were net of income tax expense of $1 million and $38 million for the three and nine months ended September 30, 2019, respectively.  The tax expense for the nine months ended September 30, 2019 was primarily due to the settlements of retirement benefit obligations that are discussed in Note 14, Comprehensive Income.  The adjustments for net pension plan cost were net of income tax expense of $2 million and $4 million for the three and nine months ended September 30, 2018, respectively.

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net (loss)	$(126)	$(7)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Impairment charges	20	—
Depreciation and amortization	91	106
Provision for doubtful accounts receivable	7	5
Share-based compensation	6	10
Deferred income taxes	(42)	30
Settlement of retirement benefit obligations	137	—
Other	(2)	5
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable-net	76	(44)
Inventories	(21)	(53)
Prepaid expenses and other current assets	4	(3)
Accounts payable	(53)	(45)
Income taxes receivable	(1)	8
Accrued liabilities and other	(7)	(38)
Net cash provided by (used in) operating activities	89	(26)

Cash Flows from Investing Activities
Capital expenditures	(60)	(52)
Acquisitions of businesses, net of cash acquired	(3)	(54)
Disposition of businesses	4	45
Net (payments) and proceeds from sales and purchase of investments	—	(3)
Proceeds from sales of other assets	—	7
Net cash (used in) investing activities	(59)	(57)

Cash Flows from Financing Activities
Payments of current maturities and long-term debt	(33)	(39)
Net proceeds from credit facility borrowings	19	158
Debt issuance costs	(2)	—
Payments for repurchase of common stock	—	(20)
Dividends paid	(17)	(26)
Other financing activities	(1)	(1)
Net cash (used in) provided by financing activities	(34)	72

Effect of exchange rate on cash and cash equivalents	1	(1)
Net (decrease) in cash, cash equivalents and restricted cash	(3)	(12)
Cash, cash equivalents and restricted cash at beginning of year	24	35
Cash, cash equivalents and restricted cash at end of period	$21	$23

Reconciliation to the Condensed Consolidated Balance Sheets
	As of	As of
	September 30, 2019	December 31, 2018
Cash and cash equivalents	$15	$21
Restricted cash included in prepaid expenses and other current assets	6	3
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$21	$24

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

(UNAUDITED)

						Retained	Accumulated
			Additional			Earnings	Other
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	(Loss) Income	Equity
Balance at December 31, 2018	35	$—	$828	2	$(24)	$(42)	$(584)	$178
Net (loss)	—	—	—	—	—	(126)	—	(126)
Issuance of share-based awards, net of withholdings and other	1	—	—	—	(1)	—	—	(1)
Share-based compensation	—	—	3	—	—	—	—	3
Cash dividends paid	—	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	—	—	108	108
Balance at March 31, 2019	36	$—	$831	2	$(25)	$(177)	$(476)	$153
Net (loss)	—	—	—	—	—	(24)	—	(24)
Issuance of share-based awards, net of withholdings and other	—	—	—	—	—	—	—	—
Share-based compensation	—	—	1	—	—	—	—	1
Cash dividends paid	—	—	—	—	—	(8)	—	(8)
Other comprehensive income	—	—	—	—	—	—	4	4
Balance at June 30, 2019	36	$—	$832	2	$(25)	$(209)	$(472)	$126
Net income	—	—	—	—	—	24	—	24
Issuance of share-based awards, net of withholdings and other	—	—	—	—	—	—	—	—
Share-based compensation	—	—	2	—	—	—	—	2
Other comprehensive income	—	—	—	—	—	—	—	—
Balance at September 30, 2019	36	$—	$834	2	$(25)	$(185)	$(472)	$152

						Retained	Accumulated
			Additional			Earnings	Other
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	(Loss) Income	Equity
Balance at December 31, 2017	35	$—	$816	—	$(2)	$(90)	$(476)	$248
Net (loss)	—	—	—	—	—	(11)	—	(11)
Revenue recognition adjustments	—	—	—	—	—	9	—	9
Reclassification of tax rate change to accumulated deficit (Note 14)	—	—	—	—	—	97	(97)	—
Issuance of share-based awards, net of withholdings and other	—	—	—	—	(2)	—	—	(2)
Share-based compensation	—	—	3	—	—	—	—	3
Cash dividends paid	—	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	—	—	9	9
Balance at March 31, 2018	35	$—	$819	—	$(4)	$(4)	$(564)	$247
Net income	—	—	—	—	—	8	—	8
Repurchase of common stock	—	—	—	2	(20)	—	—	(20)
Issuance of share-based awards, net of withholdings and other	—	—	—	—	—	—	—	—
Share-based compensation	—	—	5	—	—	—	—	5
Cash dividends paid	—	—	—	—	—	(9)	—	(9)
Other comprehensive loss	—	—	—	—	—	—	(10)	(10)
Balance at June, 30, 2018	35	$—	$824	2	$(24)	$(5)	$(574)	$221
Net (loss)	—	—	—	—	—	(4)	—	(4)
Repurchase of common stock	—	—	—	—	—	—	—	—
Issuance of share-based awards, net of withholdings and other	—	—	—	—	—	—	—	—
Share-based compensation	—	—	2	—	—	—	—	2
Cash dividends paid	—	—	—	—	—	(8)	—	(8)
Other comprehensive income	—	—	—	—	—	—	8	8
Balance at September 30, 2018	35	$—	$826	2	$(24)	$(17)	$(566)	$219

During the three months ended March 31, 2018, the Company recorded $9 million in equity adjustments as a result of the adoption of Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). Refer to Note 3, Revenue Recognition, for ASC 606 disclosures.

There were dividends declared per common share of $0.52 during the nine months ended September 30, 2019 (none during the three months ended September 30, 2019), $0.26 during the three months ended September 30, 2018 and $0.78 during the nine months ended September 30, 2018.

See Notes to the Condensed Consolidated Financial Statements

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

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

On July 22, 2019, Quad and LSC Communications entered into a letter agreement (the “Letter Agreement”), pursuant to which the parties agreed to terminate the Merger Agreement. Pursuant to the Letter Agreement, Quad agreed to pay LSC Communications the Regulatory Approval Reverse Termination Fee (as defined in the Merger Agreement) of $45 million in cash on the business day following the date of the Letter Agreement. The Company incurred transaction costs of approximately $26 million associated with the Merger Agreement, of which $5 million was incurred in 2018.  Except for certain indemnification obligations of Quad related to LSC Communications assisting Quad with the financing under the Merger Agreement, the parties also agreed to release each other from any and all claims, counterclaims, demands, proceedings, actions, causes of action, orders, obligations, damages, debts, costs, expenses and other liabilities whatsoever and howsoever arising pursuant to or in connection with the Merger Agreement or the transactions provided for in the Merger Agreement.

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

For the Three and Nine Months Ended September 30, 2019 and 2018

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

The purchase price allocation for Print Logistics was final as of December 31, 2018.  There were no changes to the purchase price allocation for the acquisition as of September 30, 2019 compared to the disclosed purchase price allocation in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

For each of the three and nine months ended September 30, 2019, the Company recorded a de minimis amount of acquisition-related expenses associated with contemplated acquisitions within selling, general and administrative expenses in the condensed consolidated statements of operations.  These de minimis amounts exclude costs associated with the Merger Agreement.  For the three and nine months ended September 30, 2018, the Company recorded $2 million and $4 million of acquisition-related expenses, respectively, associated with completed and contemplated acquisitions.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Pro forma results

The following unaudited pro forma financial information for the three and nine months ended September 30, 2019 and 2018 presents the condensed consolidated statements of operations of the Company and the acquisition of Print Logistics as if the acquisition had occurred as of January 1 of the year prior to the acquisition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$834	$1,015	$2,548	$2,972
Net income (loss)	24	(4)	(126)	(10)

The following table outlines unaudited pro forma financial information for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization of purchased intangibles	$5	$5	$14	$15

There were no nonrecurring pro forma adjustments affecting net (loss) income for the three and nine months ended September 30, 2019 and 2018.

Note 3.  Revenue Recognition

Disaggregated Revenue

The following tables provide information about disaggregated revenue by major products/service lines and timing of revenue recognition, and include a reconciliation of the disaggregated revenue with reportable segments for the three and nine months ended September 30, 2019 and 2018.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

	Three Months Ended					Three Months Ended
	September 30, 2019					September 30, 2018
	Magazines,					Magazines,
	Catalogs					Catalogs
	and		Office			and		Office
	Logistics	Book	Products	Other	Total	Logistics	Book	Products	Other	Total
Major Products / Service Lines
Book (a)	$—	$256	$—	$—	$256	$—	$282	$—	$—	$282

Magazines and Catalogs (b)	$307	$—	$—	$43	$350	$360	$—	$—	$99	$458
North America	307	—	—	43	350	360	—	—	44	403
Europe	—	—	—	—	—	—	—	—	55	55

Logistics	$85	$—	$—	$—	$85	$103	$—	$—	$—	$104

Directories	$—	$—	$—	$15	$15	$—	$—	$—	$26	$26
North America	—	—	—	15	15	—	—	—	21	21
Europe	—	—	—	—	—	—	—	—	5	5

Office Products	$—	$—	$128	$—	$128	$—	$—	$145	$—	$145
Total	$392	$256	$128	$58	$834	$463	$282	$145	$125	$1,015

Timing of Revenue Recognition
Products and services transferred at a point in time	$279	$215	$128	$39	$661	$329	$245	$145	$105	$824
Products and services transferred over time	113	41	—	19	173	134	37	—	20	191
Total	$392	$256	$128	$58	$834	$463	$282	$145	$125	$1,015

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

	Nine Months Ended					Nine Months Ended
	September 30, 2019					September 30, 2018
	Magazines,					Magazines,
	Catalogs					Catalogs
	and		Office			and		Office
	Logistics	Book	Products	Other	Total	Logistics	Book	Products	Other	Total
Major Products / Service Lines
Book (a)	$—	$805	$—	$—	$805	$—	$797	$—	$—	$797

Magazines and Catalogs (b)	$923	$—	$—	$131	$1,054	$1,132	$—	$—	$290	$1,422
North America	923	—	—	131	1,054	1,132	—	—	126	1,258
Europe	—	—	—	—	—	—	—	—	164	164

Logistics	$252	$—	$—	$—	$252	$159	$—	$—	$—	$159

Directories	$—	$—	$—	$51	$51	$—	$—	$—	$87	$87
North America	—	—	—	51	51	—	—	—	73	73
Europe	—	—	—	—	—	—	—	—	14	14

Office Products	$—	$—	$386	$—	$386	$—	$—	$422	$—	$422
Total	$1,175	$805	$386	$182	$2,548	$1,291	$797	$422	$377	$2,887

Timing of Revenue Recognition
Products and services transferred at a point in time	$835	$696	$386	$124	$2,041	$1,039	$702	$422	$323	$2,486
Products and services transferred over time	340	109	—	58	507	252	95	—	54	401
Total	$1,175	$805	$386	$182	$2,548	$1,291	$797	$422	$377	$2,887

(a)	Includes e-book formatting and supply chain management associated with book production
(b)	Includes premedia and co-mail

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Contract Balances

The following table provides changes in contract assets and liabilities during the nine months ended September 30, 2019:

	Short-Term Contract Assets	Long-Term Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2019	$44	$30	$16
Additions to unbilled accounts receivable	27	—	—
Unbilled accounts receivable recognized in trade receivables	(42)	—	—
Payment of contract acquisition costs	—	3	—
Amortization of contract acquisition costs	—	(9)	—
Revenue recognized that was included in contract liabilities as of January 1, 2019	—	—	(11)
Increases due to cash received	—	—	10
Ending Balance, September 30, 2019	$29	$24	$15

The trade receivables balance was $398 million and $488 million as of September 30, 2019 and December 31, 2018, respectively.

Accounts Receivable

Transactions affecting the allowances for doubtful accounts receivable balance during the nine months ended September 30, 2019 were as follows:

September 30, 2019
Balance, beginning of year	$14
Provisions charged to expense	7
Write-offs and other	(8)
Balance, end of period	$13

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

Based upon the balances that existed as of December 31, 2018, the Company recorded adjustments to the following accounts as of January 1, 2019:

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

	As Reported	Adjustments	Adjusted
	December 31, 2018	Adoption of ASU 2016-02	January 1, 2019
Assets
ROU assets for operating leases (a)	$—	$201	$201

Liabilities
Accrued liabilities (a)	$199	$(1)	$198
Short-term operating lease liabilities	—	52	52
Long-term operating lease liabilities	—	154	154
Other noncurrent liabilities (a)	61	(4)	57

(a)	The aggregate $5 million adjustment shown in accrued liabilities and other noncurrent liabilities relates to straight-line rent accruals that were reclassified to ROU assets for operating leases.

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

The Company leases land, production facilities, office space, and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Further, the Company has elected not to separate lease and non-lease components of contracts for any asset classes, but rather to account for non-lease components together with their related lease components.

For leases that include renewal options that the Company is reasonably certain to exercise, the Company includes the renewal period in its initial classification of the lease. Renewal options range from 1 year to 5 years.

Variable lease payments do not depend on a published index or rate, and therefore, are expensed as incurred.

The components of total net lease expense were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense	$18	$53
Sublease (income)	(2)	(6)
Variable lease expense	3	8
Total net lease expense	$19	$55

During each of the three and nine months ended September 30, 2019, the Company incurred a de minimis amount of finance lease cost, consisting of finance lease ROU asset amortization and interest on finance lease liabilities, and a de minimis amount of cost associated with short-term leases.

Supplemental non-cash information related to leases is included below:

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Nine Months Ended
September 30, 2019
ROU assets acquired in exchange for lease obligations:
ROU assets
Operating leases	$14

Lease obligations
Operating leases	$14

During the nine months ended September 30, 2019, the Company recorded $45 million of operating cash outflows from operating leases.

During the nine months ended September 30, 2019, the Company recorded a de minimis amount of cash flows from financing leases.  No finance lease ROU assets or obligations were acquired during the nine months ended September 30, 2019.

Supplemental information regarding the weighted average lease term and discount rate is included below:

September 30, 2019
Weighted Average Remaining Lease Term (years)
Operating leases	5.1
Financing leases	2.3

Weighted Average Discount Rate
Operating leases	8.3%
Financing leases	6.9%

The annual maturities of lease liabilities as of September 30, 2019 were as follows:

Operating Leases
2019	$15
2020	53
2021	45
2022	36
2023	24
2024 & thereafter	46
Total undiscounted lease payments	219
Imputed interest	(38)
Total lease liabilities	$181

During the nine months ended September 30, 2019, the Company recorded a de minimis amount of maturities for finance lease liabilities.  As of September 30, 2019, the Company has no additional operating leases that have not commenced.

The Company also is a sublessor to land and building subleases for certain locations resulting from the acquisition of businesses or disposition of the Company’s business components. Some of these subleases have variable payments, either because payments are structured to follow the head lease or because the sublease includes reimbursement for utilities and other expenses. We recognize the rent-related portion of lease payments, including changes based on a published index or rate, on a straight-line basis and the variable portion related to utilities and other expenses in the period incurred. Our subleases have various renewal and termination options which generally allow for renewal for 1 year to 5 years, or termination notice that generally ranges from 90 days to 180 days.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Note 5.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018
Raw materials and manufacturing supplies	$115	$119
Work in process	48	50
Finished goods	97	80
Last in, first out reserve	(42)	(52)
Total	$218	$197

Note 6.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018
Land	$35	$43
Buildings	699	709
Machinery and equipment	3,578	3,759
	4,312	4,511
Less: Accumulated depreciation	(3,846)	(4,003)
Total	$466	$508

During the three and nine months ended September 30, 2019, depreciation expense was $23 million and $71 million, respectively.  During the three and nine months ended September 30, 2018, depreciation expense was $27 million and $86 million, respectively.  Refer to Note 8, Restructuring, Impairment and Other Charges, for a discussion on impairment reviews performed as of September 30, 2019 and information on impairment recorded during the nine months ended September 30, 2019.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $11 million and $3 million at September 30, 2019 and December 31, 2018, respectively.  These assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Note 7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2019 were as follows:

	Magazines,
	Catalogs
	and Logistics	Book	Office Products	Other	Total
Net book value as of December 31, 2018
Goodwill	$523	$354	$110	$5	$992
Accumulated impairment losses	(502)	(303)	(79)	(5)	(889)
Total	21	51	31	—	103
Net book value as of September 30, 2019
Goodwill	523	354	110	5	992
Accumulated impairment losses	(502)	(303)	(79)	(5)	(889)
Total	$21	$51	$31	$—	$103

The components of other intangible assets at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$248	$(145)	$103	$268	$(137)	$131
Trade names	30	(8)	22	9	(6)	3
Total amortizable other intangible assets	278	(153)	125	277	(143)	134
Indefinite-lived trade names	—	—	—	22	—	22
Total other intangible assets	$278	$(153)	$125	$299	$(143)	$156

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

During the three and nine months ended September 30, 2019, amortization expense for other intangible assets was $5 million and $14 million, respectively. During the three and nine months ended September 30, 2018, amortization expense for other intangible assets was $5 and $14 million, respectively.

Refer to Note 8, Restructuring, Impairment and Other Charges, for information on the goodwill and intangibles impairment reviews performed during the nine months ended September 30, 2019.

The following table outlines the estimated annual amortization expense related to all amortizable intangible assets:

For the year ending December 31,	Amount
2019	$18
2020	17
2021	15
2022	14
2023	14
2024 and thereafter	61
Total	$139

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Note 8.  Restructuring, Impairment and Other Charges

For the three and nine months ended September 30, 2019 and 2018, the Company recorded the following net restructuring, impairment and other charges disclosed in the consolidated statements of operations:

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2019	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$—	$4	$4	$—	$—	$4
Book	—	1	1	1	—	2
Office Products	—	2	2	—	—	2
Other	—	—	—	—	—	—
Corporate	—	2	2	—	—	2
Total	$—	$9	$9	$1	$—	$10

		Other	Total
Nine Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2019	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$5	$11	$16	$19	$—	$35
Book	—	2	2	1	1	4
Office Products	—	3	3	—	—	3
Other	—	—	—	—	—	—
Corporate	—	5	5	—	—	5
Total	$5	$21	$26	$20	$1	$47

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2018	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$(1)	$1	$—	$—	$—	$—
Book	—	1	1	—	—	1
Office Products	—	—	—	—	—	—
Other	1	(1)	—	—	—	—
Corporate	—	—	—	—	—	—
Total	$—	$1	$1	$—	$—	$1

		Other	Total
Nine Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2018	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$3	$8	$11	$(1)	$—	$10
Book	1	3	4	—	1	5
Office Products	1	1	2	—	—	2
Other	1	(1)	—	—	—	—
Corporate	1	—	1	—	—	1
Total	$7	$11	$18	$(1)	$1	$18

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Restructuring Charges

For the three and nine months ended September 30, 2019, the Company incurred net other restructuring charges of $9 million and $21 million, respectively, primarily due to charges related to facility costs, costs associated with new revenue opportunities and cost savings initiatives implemented in 2019, and pension withdrawal obligations related to facility closures.  For the nine months ended September 30, 2019, the Company incurred charges of $5 million for an aggregate of 268 employees, of whom 40 were terminated as of or prior to September 30, 2019, primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment.

For the three months ended September 30, 2018, the Company incurred a de minimis amount of employee-related termination charges, which was offset by a reversal of previously incurred employee-related restructuring charges of less than $1 million.  For the nine months ended September 30, 2018, the Company incurred charges of $7 million for an aggregate of 329 employees. These charges primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment and the reorganization of certain business units and corporate functions.  The Company incurred net other restructuring charges of $1 million and $11 million for the three and nine months ended September 30, 2018 primarily due to charges related to facility costs, a loss related to the Company's disposition of its retail offset printing facilities and pension withdrawal obligations related to facility closures, partially offset by a gain related to the disposition of the Company’s European printing business on September 28, 2018.

Impairment Charges

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

The Company’s stock price has experienced a significant, sustained decline – especially since the Merger Agreement termination was announced in late July 2019.  Shortly after the Merger Agreement termination, the Company announced that it was indefinitely suspending its dividend and lowered its guidance for the year.  As a result, the Company determined it necessary to perform goodwill impairment reviews on the Book, logistics and Office Products reporting units (the only reporting units that have goodwill) as of August 31, 2019.

The Company performed a Step 1 impairment test of goodwill in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, which includes comparing the estimated fair value of each reporting unit to its carrying amount, including goodwill.  If the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of a reporting unit exceeds its fair value, the goodwill is considered impaired and a full or partial write-off of goodwill would be required.

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

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

As a result of the Step 1 impairment test for Book, logistics and Office Products, the Company did not recognize any goodwill impairment charges as the estimated fair values of the reporting units exceeded their respective carrying values. Book, logistics and Office Products passed with fair values that exceeded their carrying values by 22.0%, 35.8% and 14.4%, respectively.

Due to the factors noted above, the Company evaluated the recoverability of its definite-lived intangible assets and concluded that for the three months ended September 30, 2019, the assets were recoverable.

Given the continued decline in demand in the magazines and catalogs reporting unit, as well as the factors noted above, management determined that a further review of the reporting unit’s intangible assets and property, plant and equipment for recoverability was appropriate:

•

As a result of the faster pace of decline in demand, negative revenue trends and lower expectations of future revenue to be derived from certain customer relationships, management determined that a certain definite-lived customer relationship intangible asset recorded in the magazines and catalogs reporting unit was not recoverable.  This resulted in the Company recording a $17 million impairment charge for the three months ended June 30, 2019, which fully impaired the asset.  The impairment was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.

•

With respect to property, plant and equipment and right-of-use assets for operating leases, the Company performed a Step 1 recoverability test in accordance with ASC 360, Property, Plant and Equipment.  The recoverability test compares the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition to the carrying value of the asset group; if the carrying value of the asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value.  Based upon management’s updated projection of cash flows for this asset group – which includes a hypothetical sale of assets – management determined that the estimated future undiscounted cash flows were in excess of the asset group’s carrying value, resulting in no impairment loss. Magazines and catalogs passed with estimated future cash flows that exceeded its carrying value by 105%.

The Company will continue to perform interim reviews of goodwill for indicators of impairment each quarter to assess whether an interim impairment test is required for its goodwill balances or if recoverability tests are required for long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.  Such reviews could result in future impairment charges, depending on the facts and circumstances in effect at the time of those reviews.

Other Charges

For the three and nine months ended September 30, 2019 and 2018, the Company recorded a de minimis amount and $1 million, respectively, of other charges for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included $4 million in accrued liabilities and $17 million in restructuring and multiemployer pension plan liabilities at September 30, 2019.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in such plans and any decisions by those employers or the Company to withdraw from such plans in the future.  While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multiemployer pension plans, including certain plans from which the Company has previously withdrawn, could have a material effect on the Company’s previously estimated withdrawal liabilities and condensed consolidated balance sheets, statements of operations and cash flows.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Restructuring Reserve

The restructuring reserve as of December 31, 2018 and September 30, 2019, and changes during the nine months ended September 30, 2019 were as follows:

	December 31,	Restructuring		Cash	September 30,
	2018	Charges	Other	Paid	2019
Employee terminations	$8	$5	$—	$(6)	$7
Multiemployer pension plan withdrawal obligations	32	2	—	(4)	30
Other	1	19	—	(16)	4
Total	$41	$26	$—	$(26)	$41

The current portion of restructuring reserves of $17 million at September 30, 2019 was included in accrued liabilities, while the long-term portion of $24 million, which primarily related to multiemployer pension plan withdrawal obligations related to facility closures, was included in restructuring and multiemployer pension liabilities at September 30, 2019.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by September 30, 2020.

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Note 10.  Debt

The Company’s debt at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Borrowings under the Revolving Credit Facility	$85	$64
Term Loan Facility due September 30, 2022 (a)	229	260
8.75% Senior Secured Notes due October 15, 2023	450	450
Finance lease and other obligations	2	4
Unamortized debt issuance costs	(10)	(11)
Total debt	756	767
Less: current portion	(127)	(108)
Long-term debt	$629	$659

(a)	The borrowings under the Term Loan Facility are subject to a variable interest rate. As of September 30, 2019 and December 31, 2018, the interest rate was 7.45% and 8.02%, respectively.

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

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

Additional Debt Issuances Information

The fair values of the Senior Notes and Term Loan Facility that were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy.  The fair value of the Company’s debt was lower than its book value by approximately $149 million at September 30, 2019 and greater than its book value by approximately $22 million at December 31, 2018.   Recent announcements at the Company, including the terminated Merger Agreement and recent credit ratings downgrades, have caused downward pricing pressures on the Company’s Term Loan Facility.

There were $85 million and $64 million of borrowings under the Revolving Credit Facility as of September 30, 2019 and December 31, 2018, respectively.  The weighted-average interest rate on borrowings under the Company’s Revolving Credit Facility was 5.68% during the nine months ended September 30, 2019.

There was $20 million and $58 million of net interest expense during the three and nine months ended September 30, 2019, respectively.  There was $21 million and $59 million of net interest expense during the three and nine months ended September 30, 2018, respectively.

Note 11.  Earnings Per Share

During the nine months ended September 30, 2019, no shares of common stock were purchased by the Company.  On May 31, 2018, the Company completed the repurchase approved by the Board of Directors of 1.6 million shares of common stock for a total cost of $20 million. During the nine months ended September 30, 2019 and 2018, a de minimis amount of shares were withheld from employees for tax liabilities upon vesting of equity awards.

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) per common share:
Basic	$0.69	$(0.12)	$(3.78)	$(0.21)
Diluted	$0.69	$(0.12)	$(3.78)	$(0.21)
Numerator:
Net income (loss)	$24	$(4)	$(126)	$(7)
Denominator:
Weighted average number of common shares outstanding	33.5	33.2	33.4	34.0
Dilutive options and awards	—	—	—	—
Diluted weighted average number of common shares outstanding	33.5	33.2	33.4	34.0
Weighted-average number of anti-dilutive share- based awards:
Restricted stock units	1.6	—	—	—
Options	0.2	—	—	—

Note 12.  Retirement Plans

The Company is the sole sponsor of certain defined benefit pension plans that are included in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.  The assets and certain obligations of the defined benefit pension plans includes plans qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “U.S. Qualified Plan”) and related non-qualified benefits (the “Non-Qualified Plan”).

The components of the estimated net pension loss (income) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Qualified	Non-Qualified & International	Total	Qualified	Non-Qualified & International	Total
Interest cost	$17	$1	$18	$55	$3	$58
Expected return on plan assets	(30)	—	(30)	(93)	—	(93)
Amortization of actuarial loss	3	—	3	8	—	8
Settlement of retirement obligations	1	—	1	137	—	137
Net periodic benefit (income) loss	$(9)	$1	$(8)	$107	$3	$110

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Qualified	Non-Qualified & International	Total	Qualified	Non-Qualified & International	Total
Interest cost	$21	$1	$22	$63	$3	$66
Expected return on plan assets	(39)	—	(39)	(117)	—	(117)
Amortization of actuarial loss	5	—	5	15	—	15
Net periodic benefit (income) loss	$(13)	$1	$(12)	$(39)	$3	$(36)

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

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

The long-term rate of return remained at 6.5% for the U.S. Qualified pension plan and did not change as a result of the settlement.  The discount rate used to determine the net obligation for the U.S. Qualified pension plan at the settlement date was 4.3%, 10 basis points lower than the discount rate as of December 31, 2018.

There were additional immaterial lump-sum settlements related to the U.S. Qualified Plan (unrelated to the transaction noted above) during the nine months ended September 30, 2019 that resulted in non-cash settlement charges of $2 million.

Settlement of retirement obligations is disclosed separately in the condensed consolidated statements of operations, while the remaining net periodic (loss) income for the three and nine months ended September 30, 2019 and 2018 is included in investment and other (income)-net.

Note 13. Income Taxes

As of September 30, 2019, the Company’s net deferred tax assets totaled $30 million, inclusive of $11 million of valuation allowances.  The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.  As such, the valuation allowances represent that portion of the deferred tax assets that management believes will not be realized.

Available evidence includes, but is not limited to, the evaluation of historical taxable income and projections of future taxable income.  The assumptions utilized in determining future taxable income require significant judgment and could differ from management’s current assumptions and estimates due to actual operating results or management’s future actions.  If the Company were to experience significant taxable losses in future periods and/or projections of future taxable income were to show periods of sustained taxable loss, then the Company might conclude that an increase to the valuation allowances is required.  Such an increase could be up to 100% of the net deferred tax assets, based on management’s assessment of whether it is more likely than not that the deferred tax assets will not be fully realized.

Note 14.  Comprehensive Income

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2018 and September 30, 2019 and changes during the nine months ended September 30, 2019.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2018	$(529)	$(55)	$(584)
Other comprehensive income before reclassifications	106	—	106
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Net change in accumulated other comprehensive loss	112	—	112
Balance at September 30, 2019	$(417)	$(55)	$(472)

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations and, as a result, the Company’s pension assets and liabilities were remeasured as of the settlement date.  The impact, net of tax, to the Company’s accumulated other comprehensive loss was a decrease of $105 million.  Additional immaterial lump-sum settlements during the nine months ended September 30, 2019 increased the net accumulated other comprehensive loss balance by $1 million to a total net of tax impact of $106 million.  Refer to Note 12, Retirement Plans, for more information.

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2017 and September 30, 2018 and changes during the nine months ended September 30, 2018.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2017	$(428)	$(48)	$(476)
Other comprehensive (loss) before reclassifications	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive loss	11	—	11
Reclassification to accumulated deficit	(97)	—	(97)
Net change in accumulated other comprehensive loss	(86)	(4)	(90)
Balance at September 30, 2018	$(514)	$(52)	$(566)

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

Refer to the condensed consolidated statements of comprehensive income for the components of comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018.

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Amortization of pension plan cost:
Net actuarial loss (a)	$3	$5	$8	$15
Reclassifications before tax	3	5	8	15
Income tax expense	1	2	2	4
Reclassifications, net of tax	$2	$3	$6	$11

(a)

Amortization of pension plan cost is included in the calculation of net periodic pension plan (income) expense that is recognized in investment and other income-net in the condensed consolidated statements of operations (see Note 12, Retirement Plans).

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

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

For the Three and Nine Months Ended September 30, 2019 and 2018

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

		Income (Loss)	Depreciation
Three Months Ended	Net	from	and	Capital
September 30, 2019	Sales	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$392	$(6)	$13	$6
Book	256	5	12	4
Office Products	128	8	3	—
Total reportable segments	776	7	28	10
Other	58	5	1	—
Corporate	—	(21)	—	1
Total operations	$834	$(9)	$29	$11

		Income (Loss)		Depreciation
Nine Months Ended	Net	from	Assets of	and	Capital
September 30, 2019	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$1,175	$(79)	$749	$41	$28
Book	805	36	572	37	28
Office Products	386	29	293	9	1
Total reportable segments	2,366	(14)	1,614	87	57
Other	182	17	83	3	1
Corporate	—	(47)	95	1	2
Total operations	$2,548	$(44)	$1,792	$91	$60

		Income (Loss)	Depreciation
Three Months Ended	Net	from	and	Capital
September 30, 2018	Sales	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$463	$1	$16	$6
Book	282	21	12	7
Office Products	145	15	4	—
Total reportable segments	890	37	32	13
Other	125	9	2	1
Corporate	—	(5)	—	1
Total operations	$1,015	$41	$34	$15

		Income (Loss)		Depreciation
Nine Months Ended	Net	from	Assets of	and	Capital
September 30, 2018	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$1,291	$(19)	$795	$47	$20
Book	797	49	610	39	25
Office Products	422	30	363	11	1
Total reportable segments	2,510	60	1,768	97	46
Other	377	23	102	8	3
Corporate	—	(30)	102	1	3
Total operations	$2,887	$53	$1,972	$106	$52

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018

(tabular amounts in millions, except per share data)

Restructuring, impairment and other charges by segment for the three and nine months ended September 30, 2019 and 2018 are disclosed in Note 8, Restructuring, Impairment and Other Charges.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”).  ASU modifies the disclosure requirements for fair value measurements.  ASU 2018-13 is effective in the first quarter of 2020.  The Company does not anticipate a significant impact.

In August 2018, the FASB issued Accounting Standards Update No. 2018-14 “Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”).  ASU 2018-14 modifies the annual disclosure requirements for employers that sponsor defined benefit pension plans.  ASU 2018-14 is effective for 2020 year-end disclosures.  Early adoption of ASU 2018-14 is permitted; however, the Company plans to adopt the standard for the 2020 year-end disclosures. The Company does not anticipate a significant impact.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the accounting for implementation costs for cloud computing arrangements with the accounting for costs involved in implementing an internal-use software license.  ASU 2018-15 is effective in the first quarter of 2020; however, as early adoption is permitted, the Company adopted ASU 2018-15 in the first quarter of 2019.   The adoption did not have a material impact during the nine months ended September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of LSC Communications, Inc. as of September 30, 2019 and December 31, 2018 and the results of operations for the three and nine months ended September 30, 2019 and 2018.  This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Item 1, Condensed Consolidated Financial Statements.  Refer to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2019, for management’s discussion and analysis of the financial condition of the company as of December 31, 2018 and December 31, 2017, and the results of operations for the years ended December 31, 2018, 2017 and 2016.

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

On July 22, 2019, Quad and LSC Communications entered into a letter agreement (the “Letter Agreement”), pursuant to which the parties agreed to terminate the Merger Agreement. Pursuant to the Letter Agreement, Quad agreed to pay LSC Communications the Regulatory Approval Reverse Termination Fee (as defined in the Merger Agreement) of $45 million in cash on the business day following the date of the Letter Agreement. The Company incurred transaction costs of approximately $26 million associated with the Merger Agreement, of which $5 million was incurred in 2018.  Except for certain indemnification obligations of Quad related to LSC Communications assisting Quad with the financing under the Merger Agreement, the parties also agreed to release each other from any and all claims, counterclaims, demands, proceedings, actions, causes of action, orders, obligations, damages, debts, costs, expenses and other liabilities whatsoever and howsoever arising pursuant to or in connection with the Merger Agreement or the transactions provided for in the Merger Agreement.

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

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including, in part, executive, legal, finance, communications, certain facility costs and last in, first out (“LIFO”) inventory provisions.  In addition, share-based compensation expense is included in Corporate and not allocated to the operating segments.

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

$3 million in cash
December 2, 2016	Continuum Management Company, LLC (“Continuum”)	Print procurement and management business	$9 million in cash

The Company’s dispositions are listed below:

•	Commingle operations on August 20, 2019;

•	European printing business on September 28, 2018 for $47 million in cash; and
•	Retail offset printing facilities on June 5, 2018.

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

•	The impact of digital technologies has been felt in many print products. Digital technologies have impacted printed magazines as advertising spending continues to move from print to electronic media.
•

Catalogs have experienced volume reductions as our customers allocate more of their spending to online resources and also face stiff competition from online retailers resulting in retailer compression.

•

The Company has seen an unprecedented drop in demand for magazines and catalogs in 2019, with the faster pace of decline in demand primarily due to the accelerated impact of digital disruption of demand for printed materials.

•

Educational books within the college market continue to be impacted by electronic substitution and other trends.  The K-12 educational sector continues to be focused on increasing digital distribution but there has been inconsistent adoption across school systems.

•	E-book substitution has impacted overall consumer print trade book volume, although e-book adoption rates have stabilized and industry-wide print book volume has been growing in recent years.
•	Electronic communication and transaction technology has also continued to drive electronic substitution in directory printing, in part driven by cost pressures at key customers.

The future impact of technology on our business is difficult to predict; however, it is likely to result in additional expenditures to restructure impacted operations or develop new technologies. In addition, we have made targeted acquisitions and investments in our existing business to offer customers innovative services and solutions. Such acquisitions and investments include the acquisitions of Print Logistics in 2018 and Clark Group, Quality Park, Publishers Press, NECI, CREEL, Fairrington, and HudsonYards in 2017, which expanded our logistics, printing, digital, office products, and premedia capabilities, and Continuum Management Company, LLC (“Continuum”) in 2016, which expanded our print management capabilities.  These acquisitions and investments further secure our position as a technology leader in the industry.

Technological advancement and innovation continues to affect the overall demand for most of the products in our Office Products segment.  However, the overall market for our products remains large and we believe share growth is attainable.  We compete against a range of both domestic and international competitors in each of our product categories within the segment.  Due to the increasing percentage of private label products in the market, resellers have created a highly competitive environment where purchasing decisions are based largely on price, quality and the supplier’s ability to service the customer.  As consumer preferences shift towards private label, resellers have increased the pressure on suppliers to better differentiate their product offering, oftentimes through product exclusivity, product innovation and development of private label products.  We have experienced robust growth within our e-commerce channel, where a significant majority of our sales are branded products.

We have implemented a number of strategic initiatives to reduce our overall cost structure and improve efficiency, including the restructuring, reorganization and integration of operations and streamlining of administrative and support activities.  Future cost reduction initiatives are likely to include the reorganization of operations and the consolidation of facilities.  Implementing such initiatives might result in future restructuring or impairment charges, which may be substantial.  We also review our operations and management structure on a regular basis to appropriately balance risks and opportunities to maximize efficiencies and to support our long-term strategic goals.

During late 2018 and early 2019, the Company performed a comprehensive review of the Company’s entire operations to identify new revenue opportunities and cost savings.  This review covered substantially all aspects of the Company – both operational and support functions – and involved key personnel from throughout the organization.  The resulting revenue opportunities and cost savings initiatives were approved by senior management in the first quarter of 2019 and are expected to be implemented over the next three years.  While the Company expects to realize the benefits beginning in 2019 and at various points over the next three years, the Company incurred $3.0 million and $5.6 million of expense during the three and nine months ended September 30, 2019, respectively, relating to the implementation of certain identified initiatives.  As the Company continues to implement the identified initiatives, the Company expects to incur additional expense; however, the Company expects the resulting benefits (additional revenue and/or cost savings) to significantly exceed the additional expense. Refer to Note 8, Restructuring, Impairment and Other Charges, for information on the charges recorded during the three and nine months ended September 30, 2019.

 Impairment Charges

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

The Company’s stock price has experienced a significant, sustained decline – especially since the Merger Agreement termination was announced in late July 2019.  Shortly after the Merger Agreement termination, the Company announced that it was indefinitely suspending its dividend and lowered its guidance for the year.  As a result, the Company determined it necessary to perform goodwill impairment reviews on the Book, logistics and Office Products reporting units (the only reporting units that have goodwill) as of August 31, 2019.

The Company performed a Step 1 impairment test of goodwill in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, which includes comparing the estimated fair value of each reporting unit to its carrying amount, including goodwill.  If the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of a reporting unit exceeds its fair value, the goodwill is considered impaired and a full or partial write-off of goodwill would be required.

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

As a result of the Step 1 impairment test for Book, logistics and Office Products, the Company did not recognize any goodwill impairment charges as the estimated fair values of the reporting units exceeded their respective carrying values. Book, logistics and Office Products passed with fair values that exceeded their carrying values by 22.0%, 35.8% and 14.4%, respectively.

Due to the factors noted above, the Company evaluated the recoverability of its definite-lived intangible assets and concluded that for the three months ended September 30, 2019, the assets were recoverable.

Given the continued decline in demand in the magazines and catalogs reporting unit, as well as the factors noted above, management determined that a further review of the reporting unit’s intangible assets and property, plant and equipment for recoverability was appropriate:

•

As a result of the faster pace of decline in demand, negative revenue trends and lower expectations of future revenue to be derived from certain customer relationships, management determined that a certain definite-lived customer relationship intangible asset recorded in the magazines and catalogs reporting unit was not recoverable.  This resulted in the Company recording a $17 million impairment charge for the three months ended June 30, 2019, which fully impaired the asset.  The impairment was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.

•

With respect to property, plant and equipment and right-of-use assets for operating leases, the Company performed a Step 1 recoverability test in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment.  The recoverability test compares the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition to the carrying value of the asset group; if the carrying value of the asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value.  Based upon management’s updated projection of cash flows for this asset group – which includes a hypothetical sale of assets – management determined that the estimated future undiscounted cash flows were in excess of the asset group’s carrying value, resulting in no impairment loss. Magazines and catalogs passed with estimated future cash flows that exceeded its carrying value by 105%.

The Company will continue to perform interim reviews of goodwill for indicators of impairment each quarter to assess whether an interim impairment test is required for its goodwill balances or if recoverability tests are required for long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.  Such reviews could result in future impairment charges, depending on the facts and circumstances in effect at the time of those reviews.

Income Taxes

As of September 30, 2019, the Company’s net deferred tax assets totaled $30 million, inclusive of $11 million of valuation allowances.  The Company has provided valuation allowances to reduce the carrying value of certain deferred tax assets, as management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized.  As such, the valuation allowances represent that portion of the deferred tax assets that management believes will not be realized.

Available evidence includes, but is not limited to, the evaluation of historical taxable income and projections of future taxable income.  The assumptions utilized in determining future taxable income require significant judgment and could differ from management’s current assumptions and estimates due to actual operating results or management’s future actions.  If the Company were to experience significant taxable losses in future periods and/or projections of future taxable income were to show periods of sustained taxable loss, then the Company might conclude that an increase to the valuation allowances is required.  Such an increase could be up to 100% of the net deferred tax assets, based on management’s assessment of whether it is more likely than not that the deferred tax assets will not be fully realized.

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

Pension Benefit Plans

The funded status of the Company’s pension benefit plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates.  Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans.  The Company reviews its actuarial assumptions on an annual basis as of December 31.  Based on current estimates, the Company expects to make cash contributions of approximately $6 million to its pension benefit plans for the full year in 2019, of which $4 million has been contributed during the nine months ended September 30, 2019.

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations by purchasing a group annuity contract for certain retirees and beneficiaries from a third-party insurance company. As a result, the Company’s pension assets and liabilities were remeasured as of the settlement date. The Company recorded a non-cash settlement charge of $135 million in settlement of retirement benefit obligations in the condensed consolidated statement of operations in the first quarter of 2019.  There were additional immaterial lump-sum settlements (unrelated to the transaction noted above) during the nine months ended September 30, 2019 that resulted in non-cash settlement charges of $2 million.

Based on the fair value of assets and the estimated discount rate used to value benefit obligations as of September 30, 2019, the Company estimates the unfunded status of the pension benefit plans to be approximately $148 million compared to $137 million at December 31, 2018.

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

Results of Operations for the Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018

The following table shows the results of operations for the three months ended September 30, 2019 and 2018, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Net sales	$834	$1,015	$(181)	(17.9%)
Cost of sales	716	862	(146)	(16.9%)
Cost of sales as a % of net sales	85.9%	84.9%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	88	77	11	14.3%
Selling, general and administrative expenses as a % of net sales	10.6%	7.6%
Restructuring, impairment and other charges-net	10	1	9	900.0%
Depreciation and amortization	29	34	(5)	(14.7%)
(Loss) income from operations	$(9)	$41	$(50)	(122.0%)

Condensed Consolidated Results

Net sales for the three months ended September 30, 2019 were $834 million, a decrease of $181 million, or 17.9%, compared to the three months ended September 30, 2018.  Net sales were impacted by the disposition of the Company’s European printing business in 2018, lower volume and a $23 million decrease in pass-through paper sales.

Total cost of sales decreased $146 million, or 16.9%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily driven by the disposition of the Company’s European printing business, lower volume, a gain on the sale of the Company’s commingle operations in 2019, and a higher LIFO benefit recorded in 2019.  The decrease was partially offset by higher labor costs and higher costs as a result of product mix.

As a percentage of net sales, cost of sales increased from 84.9% for the three months ended September 30, 2018 to 85.9% for the three months ended September 30, 2019 primarily due to higher labor costs and product mix.

Selling, general and administrative expenses increased $11 million to $88 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to costs associated with the Merger Agreement, partially offset by the disposition of the Company’s European printing business.

As a percentage of net sales, selling, general and administrative expenses increased from 7.6% for the three months ended September 30, 2018 to 10.6% for the three months ended September 30, 2019 primarily due to costs associated with the Merger Agreement.

For the three months ended September 30, 2019, the Company recorded restructuring, impairment and other charges of $10 million. The charges were primarily due to facility costs, costs associated with new revenue opportunities and cost savings initiatives implemented during the quarter, and multiemployer withdrawal obligations related to facility closures.

For the three months ended September 30, 2018, the Company recorded restructuring, impairment and other charges of $1 million. The charges primarily included net other restructuring charges of $1 million mainly due to facility costs and multiemployer pension plan withdrawal obligations related to facility closures, partially offset by a gain related to the disposition of the Company’s European printing business on September 28, 2018.

Depreciation and amortization decreased $5 million to $29 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to decreased capital spending in recent years compared to historical levels and the disposition of the Company’s European printing business.

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$20	$21	$(1)	(4.8%)
Settlement of retirement benefit obligations	1	—	1	100.0%
Termination fee from Quad	(45)	—	(45)	100.0%
Investment and other (income)-net	(9)	(11)	2	(18.2%)

Refer to Note 12, Retirement Plans, for information on the non-cash settlement charge related to retirement benefit obligations.  Refer to Note 1, Overview and Basis of Presentation, for information on the termination fee received from Quad.  Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.

	Three Months Ended
	September 30,
	2019	2018	$ Change
	(in millions, except percentages)
Income before income taxes	$24	$31	$(7)
Income tax expense	—	35	(35)
Effective income tax rate	4.3%	112.3%

The effective income tax rate for the three months ended September 30, 2019 was 4.3% compared to 112.3% for the three months ended September 30, 2018. The effective rate for the three months ended September 30, 2019 reflects the benefit of costs associated with the terminated Merger Agreement that were previously considered non-deductible.

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

Magazines, Catalogs and Logistics

	Three Months Ended
	September 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$392	$463	$(71)
(Loss) income from operations	(6)	1	(7)
Operating margin	(1.5%)	0.2%	(170 bps)
Restructuring, impairment and other charges-net	4	—	4

Net sales for the Magazines, Catalogs and Logistics segment for the three months ended September 30, 2019 were $392 million, a decrease of $71 million, or 15.5%, compared to the three months ended September 30, 2018.  The Magazines, Catalogs and Logistics segment’s net sales decreased primarily due to the unprecedented drop in long-run magazine and catalog volumes during 2019, with the faster pace of decline in demand primarily due to the accelerated impact of digital disruption of demand for printed materials.  In addition, lower logistics volume and a $13 million decrease in pass-through paper sales contributed to the decrease.

The changes in Magazines, Catalogs and Logistics segment loss from operations and operating margins were primarily due to lower volumes noted above, as well as higher restructuring, impairment and other charges.

Book

	Three Months Ended
	September 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$256	$282	$(26)
Income from operations	5	21	(16)
Operating margin	2.0%	7.4%	(540 bps)
Restructuring, impairment and other charges-net	2	1	1

Net sales for the Book segment for the three months ended September 30, 2019 were $256 million, a decrease of $26 million, or 9.6%, compared to the three months ended September 30, 2018, primarily due to lower volume, particularly in educational and religious books, and a $9 million decrease in pass-through paper sales.

The decrease in the Book segment income from operations and operating margins was primarily due to lower volume and increased labor costs.

Office Products

	Three Months Ended
	September 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$128	$145	$(17)
Income from operations	8	15	(7)
Operating margin	6.3%	10.3%	(400 bps)
Restructuring, impairment and other charges-net	2	—	2

Net sales for the Office Products segment for the three months ended September 30, 2019 were $128 million, a decrease of $17 million, or 11.7%, compared to the three months ended September 30, 2018, largely as a result of lower volume in envelopes and filing products.

The decrease in Office Products segment income from operations and operating margin was primarily due to lower volume and higher labor costs, partially offset by synergies realized from the integration of Quality Park.

Other

	Three Months Ended
	September 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$58	$125	$(67)
Income from operations	5	9	$(4)
Operating margin	8.6%	7.2%	140 bps

Net sales for the Other grouping for the three months ended September 30, 2019 were $58 million, a decrease of $67 million, or 52.6%, compared to the three months ended September 30, 2018, primarily due to the disposition of the Company’s European printing business, lower directories volume and a $1 million decrease in pass-through paper sales.

The change in income from operations and operating margin was primarily due to lower volume.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	September 30,
	2019	2018	Change
	(in millions, except percentages)
Total operating expenses	$21	$5	$16
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	2	—	2
Share-based compensation expenses	2	2	—
Expenses related to acquisitions, the Merger Agreement and dispositions	10	2	8

Results of Operations for the Nine Months Ended September 30, 2019 as Compared to the Nine Months Ended September 30, 2018

The following table shows the results of operations for the nine months ended September 30, 2019 and 2018, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Net sales	$2,548	$2,887	$(339)	(11.7%)
Cost of sales	2,201	2,468	(267)	(10.8%)
Cost of sales as a % of net sales	86.4%	85.5%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	253	242	11	4.5%
Selling, general and administrative expenses as a % of net sales	9.9%	8.4%
Restructuring, impairment and other charges-net	47	18	29	161.1%
Depreciation and amortization	91	106	(15)	(14.2%)
(Loss) income from operations	$(44)	$53	$(97)	(183.0%)

Condensed Consolidated Results

Net sales for the nine months ended September 30, 2019 were $2,548 million, a decrease of $339 million, or 11.7%, compared to the nine months ended September 30, 2018.  Net sales were impacted by:

•

The dispositions of the Company’s European printing business and retail offset printing facilities in 2018, lower volume in magazines and catalogs, Office Products and Directories, and a $20 million decrease in pass-through paper sales; and

•	The acquisition of Print Logistics in 2018 and higher volume in books.

Additionally, on a pro forma basis, the Company’s net sales decreased by approximately $424 million or 14.3% (see Note 2, Business Combination and Disposition, to the condensed consolidated financial statements).  The decrease was primarily due to the Company’s disposition of its European printing business and retail offset printing facilities in 2018.

Total cost of sales decreased $267 million, or 10.8%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily driven by the dispositions of the Company’s European printing business and retail offset printing facilities, lower volume, a gain on the sale of the Company’s commingle operations in 2019, and a higher LIFO benefit recorded in 2019, partially offset by costs incurred by the acquisition of Print Logistics.

As a percentage of net sales, cost of sales increased from 85.5% for the three months ended September 30, 2018 to 86.4% for nine months ended September 30, 2019 primarily due to higher labor costs and product mix.

Selling, general and administrative expenses increased $11 million, or 4.5%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to costs associated with the Merger Agreement and costs incurred by the acquisition of Print Logistics, partially offset by the disposition of the Company’s European printing business.

As a percentage of net sales, selling, general and administrative expenses increased from 8.4% for the nine months ended September 30, 2018 to 9.9% for the nine months ended September 30, 2019 primarily due to costs associated with the Merger Agreement.

For the nine months ended September 30, 2019, the Company recorded restructuring, impairment and other charges of $47 million. The charges primarily included:

•

Net other restructuring charges of $21 million primarily due to facility costs, costs associated with new revenue opportunities and cost savings initiatives implemented in 2019, and pension withdrawal obligations related to facility closures;

•

Employee termination costs of $5 million related to an aggregate of 268 employees, of whom 40 were terminated as of or prior to September 30, 2019 primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment; and

•	$17 million for the impairment of certain definite-lived customer relationships intangible assets in the Magazines, Catalogs and Logistics segment.

For the nine months ended September 30, 2018, the Company recorded restructuring, impairment and other charges of $18 million. The charges primarily included:

•

Net other restructuring charges of $11 million primarily due to facility costs, a loss related to the Company’s disposition of its retail offset printing facilities, and multiemployer pension plan withdrawal obligations related to facility closures, partially offset by a gain related to the disposition of the Company’s European printing business; and

•

Employee termination costs of $7 million related to an aggregate of 329 employees.  These charges primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment and the reorganization of certain business units and corporate functions.

Depreciation and amortization decreased $15 million to $91 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due to decreased capital spending in recent years compared to historical levels and the disposition of the Company’s European printing business, partially offset by the acquisition of Print Logistics.

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$58	$59	$(1)	(1.7%)
Settlement of retirement benefit obligations	137	—	137	100.0%
Termination fee from Quad	(45)	—	(45)	100.0%
Investment and other (income)-net	(28)	(35)	7	(20.0%)

Refer to Note 12, Retirement Plans, for information on the non-cash settlement charge related to retirement benefit obligations. Refer to Note 1, Overview and Basis of Presentation, for information on the termination fee received from Quad. Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.

	Nine Months Ended
	September 30,
	2019	2018	$ Change
	(in millions, except percentages)
Net (loss) income before income taxes	$(166)	$29	$(195)
Income tax (benefit) expense	(40)	36	(76)
Effective income tax rate	23.8%	124.3%

The effective income tax rate for the nine months ended September 30, 2019 was 23.8% compared to 124.3% for the nine months ended September 30, 2018.  The effective income tax rate for the nine months ended September 30, 2019 reflects the benefit of costs associated with the terminated Merger Agreement that were previously considered non-deductible.

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

Magazines, Catalogs and Logistics

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$1,175	$1,291	$(116)
(Loss) from operations	(79)	(19)	(60)
Operating margin	(6.7%)	(1.5%)	(520) bps
Restructuring, impairment and other charges-net	35	10	25

Net sales for the Magazines, Catalogs and Logistics segment for the nine months ended September 30, 2019 were $1,175 million, a decrease of $116 million, or 9.0%, compared to the nine months ended September 30, 2018.  The Magazines, Catalogs and Logistics segment’s net sales decreased primarily due to the unprecedented drop in long-run magazine and catalog volumes during 2019, with the faster pace of decline in demand primarily due to the accelerated impact of digital disruption of demand for printed materials.  In addition, the disposition of the Company’s retail offset printing facilities, lower logistics volume, and a $17 million decrease in pass-through paper sales contributed to the decrease, all of which was partially offset by the acquisition of Print Logistics.

The increase in Magazines, Catalogs and Logistics segment loss from operations and change in operating margins was primarily due to lower volume and higher restructuring, impairment and other charges.

Book

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$805	$797	$8
Income from operations	36	49	(13)
Operating margin	4.5%	6.1%	(160 bps)
Restructuring, impairment and other charges-net	4	5	(1)

Net sales for the Book segment for the nine months ended September 30, 2019 were $805 million, an increase of $8 million, or 1.0%, compared to the nine months ended September 30, 2018, primarily due to increased fulfillment and procurement services, higher volume in digitally-printed and educational books and a $6 million increase in pass-through paper sales, partially offset by lower volume in religious books.

The decrease in the operating income and margins was driven by higher labor costs in manufacturing and fulfillment operations, partially offset by higher volume and lower restructuring, impairment, and other charges-net.

Office Products

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$386	$422	$(36)
Income from operations	29	30	(1)
Operating margin	7.5%	7.1%	40 bps
Restructuring, impairment and other charges-net	3	2	1
Purchase accounting adjustments	—	1	(1)

Net sales for the Office Products segment for the nine months ended September 30, 2019 were $386 million, a decrease of $36 million, or 8.5%, compared to the nine months ended September 30, 2018, largely as a result of lower volume in filing, notetaking products and envelopes.

The decrease in Office Products segment income from operations was primarily due to lower volume and higher labor costs, partially offset by synergies realized from the integration of Quality Park and cost reductions, both of which increased the operating margin.

Other

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in millions, except percentages)
Net sales	$182	$377	$(195)
Income from operations	17	23	(6)
Operating margin	9.3%	6.1%	320 bps

Net sales for the Other grouping for the nine months ended September 30, 2019 were $182 million, a decrease of $195 million, or 51.6%, compared to the three months ended September 30, 2018, primarily due to the disposition of the Company’s European printing business, a $9 million decrease in pass-through paper sales and lower directories volume, partially offset by higher sales in outsourced services.

The decrease in income from operations and change in operating margins was primarily due to lower volume.  The mix of volume helped to improve the operating margin compared to the prior year.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Nine Months Ended
	September 30,
	2019	2018	Change
	(in millions, except percentages)
Total operating expenses	$47	$30	$17
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	5	1	4
Share-based compensation expenses	6	10	(4)
Expenses related to acquisitions, the Merger Agreement and dispositions	22	4	18

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, the termination fee from Quad, settlement of retirement benefit obligations, expenses related to acquisitions, the Merger Agreement and dispositions, and purchase accounting adjustments. A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$24	$(4)	$(126)	$(7)
Restructuring, impairment and other charges-net	10	1	47	18
Termination fee from Quad	(45)	—	(45)	—
Settlement of retirement benefit obligations	1	—	137	—
Expenses related to acquisitions, the Merger Agreement and dispositions	10	2	22	4
Purchase accounting adjustments	—	1	—	4
Depreciation and amortization	29	34	91	106
Interest expense-net	20	21	58	59
Income tax expense (benefit)	—	35	(40)	36
Non-GAAP adjusted EBITDA	$49	$90	$144	$220

The adjustments to arrive at non-GAAP adjusted EBITDA are summarized below:

•

Restructuring, impairment and other charges-net: Refer to Results of Operations for the Three Months Ended September 30, 2019 as Compared to the Three Months Ended September 30, 2018 and Results of Operations for the Nine Months Ended September 30, 2019 as Compared to the Nine Months Ended September 30, 2018 for information on the charges.

•	Termination fee from Quad: Refer to Note 1, Overview and Basis of Presentation, for more information on the fee received.
•	Settlement of retirement obligations: Refer to Note 12, Retirement Plans, for more information on the settlement charges.
•

Expenses related to acquisitions, the Merger Agreement and dispositions: The three and nine months ended September 30, 2019 included charges of $10 million and $22 million, respectively, primarily related to costs associated with the Merger Agreement. The three and nine months ended September 30, 2018 included charges of $2 million and $4 million, respectively, related to legal, accounting and other expenses associated with completed and contemplated acquisitions and dispositions.

•

Purchase accounting adjustments: The three and nine months ended September 30, 2018 included charges of $1 million and $4 million, respectively, as a result of purchase accounting inventory step-up adjustments and changes to purchase price allocations related to prior acquisitions.

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

The following sections describe the Company’s cash flows for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended
	September 30,
	2019	2018
Net cash provided by (used in) operating activities	$89	$(26)
Net cash (used in) investing activities	(59)	(57)
Net cash (used in) provided by financing activities	(34)	72

Cash Flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $89 million for the nine months ended September 30, 2019 compared to $26 million used in operating activities for the nine months ended September 30, 2018. The increase was primarily due to timing of net working capital impacts and the termination fee received from Quad, partially offset by costs related to the Merger Agreement.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $59 million compared to $57 million for the same period in 2018.  Significant changes are as follows:

•

Capital expenditures increased by $8 million compared to the same period in 2018, primarily due to increased spend on machinery and equipment in order to increase automation and productivity in the Book and Magazines, Catalogs and Logistics segments;

•

Cash paid for acquisitions of businesses, net of cash acquired, was impacted by the acquisition of Print Logistics in 2018 and purchase price adjustments resulting from finalization of working capital calculations in each period; and

•

Proceeds of $4 million for the nine months ended September 30, 2019 for the disposition of the Company’s commingle operations and $45 million for the nine months ended September 30, 2018 for the disposition of the Company’s European printing business.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended September 30, 2019 was $34 million compared to $72 million provided by operating activities for the same period in 2018. Significant changes are as follows:

•	The Company paid $33 million of long-term debt and current maturities during the nine months ended September 30, 2019, compared to $39 million during the nine months ended September 30, 2018;
•

The Company received net proceeds from credit facility borrowings of $19 million for the nine months ended September 30, 2019, compared to $158 million in the prior period; the net proceeds were higher in 2018 due to the acquisition of Print Logistics in 2018;

•	The Company paid $20 million to repurchase common stock during the nine months ended September 30, 2018, with no such activity during 2019; and
•	$9 million of lower dividends for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Dividends

Cash dividends declared and paid to stockholders during the nine months ended September 30, 2019 totaled $17 million.

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

LIQUIDITY

Cash and cash equivalents were $15 million and $21 million as of September 30, 2019 and December 31, 2018, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of September 30, 2019 included $8 million in the U.S. and $7 million at international locations.

Until September 30, 2019, the Company maintained cash pooling structures that enabled participating international locations to draw on the pools’ cash resources to meet local liquidity needs.  Foreign cash balances were permitted to be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.  As of September 30, 2019, $24 million of international cash was loaned to U.S. operating entities.  The pooling structure was discontinued in October 2019 and the outstanding loan of $24 million was paid by the U.S. operating entities.

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

Additional Debt Issuances Information

There were $85 million of borrowings under the Revolving Credit Facility as of September 30, 2019.  Based on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2019 and existing debt, the Company would have had the ability to utilize $154 million of the $300 million Revolving Credit Facility and not have been in violation of the terms of the agreement.  Availability under the Revolving Credit Facility was reduced by $85 million in borrowings.

The current availability under the Revolving Credit Facility and net availability as of September 30, 2019 is shown in the table below:

September 30, 2019
(in millions)
Availability
Stated amount of the Revolving Credit Facility	$300
Less: availability reduction from covenants	146
Amount available under the Revolving Credit Facility	$154

Usage
Borrowings under the Revolving Credit Facility	$85
Impact on availability related to outstanding letters of credit	—
Total usage	$85

Current availability at September 30, 2019	$69
Cash	15
Net Available Liquidity	$84

As of September 30, 2019, the Company’s leverage as defined in the Credit Agreement was 3.44, compared to a maximum permitted ratio under the Credit Agreement of 3.75.  The full definition of the Consolidated Leverage Ratio is included in the Credit Agreement filed as an exhibit to this quarterly report on Form 10-Q.  As of September 30, 2019, the Company met all the conditions required to borrow under the Credit Agreement and management expects the Company to continue to meet the applicable borrowing conditions under the Credit Agreement.

The Company was in compliance with its debt covenants as of September 30, 2019, and expects to remain in compliance based on management’s estimates of operating and financial results for 2019 and the foreseeable future.  However, continued declines in market and economic conditions or demand for certain of the Company’s products beyond those included in management’s projections could impact the Company’s ability to remain in compliance with its debt covenants in future periods.  Furthermore, should the Company’s vendors demand changes in payment terms in light of recent credit downgrades, the Company’s ability to remain in compliance with its debt covenants in future periods could be impacted.

The failure of a financial institution supporting the Revolving Credit Facility would reduce the size of the Company’s committed facility unless a replacement institution were added.  Currently, the Revolving Credit Facility is supported by fifteen U.S. and international financial institutions.

As of September 30, 2019, the Company had $53 million in outstanding letters of credit issued under the Revolving Credit Facility.

The Company’s debt maturities as of September 30, 2019 are shown in the following table:

	Debt Maturity Schedule
	Total	2019	2020	2021	2022	2023	Thereafter
Borrowings under the Credit Agreement	$318	$96	$43	$43	$136	$—	$—
Senior secured notes	450	—	—	—	—	450	—
Finance lease obligations and other borrowings	1	—	1	—	—	—	—
Total (a)	$769	$96	$44	$43	$136	$450	$—

(a)

Excludes unamortized debt issuance costs of $4 million and $5 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $4 million related to the Company’s Term Loan Facility.  These amounts do not represent contractual obligations with a fixed amount or maturity date.

On July 26, 2019, S&P Global Ratings (“S&P”) downgraded the Company’s credit ratings as noted below and lowered the issuer credit rating from B to CCC+.  On August 14, 2019, Moody's Investors Service (“Moody’s) downgraded the Company’s credit ratings as noted below and changed the outlook from stable to negative.

	Moody's		S&P
	Prior Rating	New Rating	Prior Rating	New Rating
Corporate Family	B2	B3	not applicable	not applicable
Revolving Credit Facility	Ba2	Ba3	BB-	B
Term Loan Facility	B2	B3	B-	CCC+
Senior Notes	B2	B3	B-	CCC+

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt.  At September 30, 2019, the Company’s variable-interest borrowings were $318 million, or approximately 41.4%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates.  Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at September 30, 2019 by approximately $18 million.

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

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s condensed consolidated financial statements are described in Note 16, New Accounting Pronouncements, and throughout the notes to the condensed consolidated financial statements.

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

•	performance issues with key suppliers;

•	our ability to maintain our brands and reputation;

•	the retention of existing, and continued attraction of additional customers and key employees, including management;

•	the effect of economic and political conditions on a regional, national or international basis;

•	the effects of operating in international markets, including fluctuations in currency exchange rates;

•	changes in environmental laws and regulations affecting our business;

•	the ability to gain customer acceptance of our new products and technologies;

•	the effect of a material breach of or disruption to the security of any of our or our vendors’ systems;

•	the failure to properly use and protect customer and employee information and data;

•	the effect of increased costs of providing health care and other benefits to our employees;

•	the effect of catastrophic events;

•	the ability to maintain adequate payment terms with key vendors in light of recent credit downgrades;

•	the impact of the Tax Act; and

•	increases in requirements to fund or pay withdrawal costs or required contributions related to the Company’s pension plans.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2019 an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2019 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases during the three months ended September 30, 2019.

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

10.5	2016 LSC Communications, Inc. Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.6	Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2017)*

10.7	Amendment to Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan dated October 17, 2019 (filed herewith)*

10.8

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of August 1, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018)*

10.9

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

10.14

Key Employee Severance Plan effective October 25, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

10.15	Form of Participation Agreement for the Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 19, 2018)*

10.16

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

10.20

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

10.31	Form of Retention Bonus Letter (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 8, 2019)*

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

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

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

Date: November 7, 2019