Form 10-K
period 2019-12-31
LSC Communications, Inc.
filed 2020-03-02
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-37729

LSC Communications, Inc.

(Exact name of registrant as specified in its Charter)

Delaware	36-4829580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
191 N. Wacker Drive, Suite 1400, Chicago, IL	60606
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code—(773) 272-9200

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common stock, par value $0.01 per share)	LKSD	OTCQX

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

Large accelerated filer	☐	Accelerated filer ☑
Non-accelerated filer	☐	Smaller reporting company ☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange—Composite Transactions) on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $120,031,446.

The number of shares of Registrant’s Common Stock outstanding as of February 26, 2020 was 33,508,367.

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

Capitalized terms used and not otherwise defined in Items 1, Business, and 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations, are defined in the notes to the consolidated financial statements.

Merger Agreement

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

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern.  Based on final results of operations for the year ended December 31, 2019, the Company concluded it was not in compliance with the Consolidated Leverage Ratio and Minimum Interest Ratio contained in the Credit Agreement as of December 31, 2019.  The noncompliance occurred on the last day of the fourth quarter due to the following: the Company’s Consolidated Leverage Ratio exceeded the maximum level permitted and the Company’s Minimum Interest Ratio was below the minimum level permitted.  On March 2, 2020, the Company entered into a Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement with lenders constituting a majority under the Credit Agreement that governs the Company’s Revolving Credit Facility and Term Loan Facility. The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement waives the defaults or events of default that have occurred as a result of the financial covenant noncompliance on December 31, 2019 and prevents the lenders from directing the Administrative Agent to accelerate the debt or exercise other remedies as a result of certain other potential defaults or events of default which may occur under the Credit Agreement (the “Potential Defaults”) through the period ended May 14, 2020 (such period, the “Forbearance Period”).  The Potential Defaults include potential breaches of the Company’s financial covenants with respect to the first quarter of 2020, failure to make principal and interest payments related to the Term Loan Facility, failure to deliver audited financial statements for the year ended December 31, 2019 without a going concern qualification or exception, and failure to provide notice with respect to the Potential Defaults.  The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement contains certain covenants and requirements, and failure to comply with these covenants and requirements could result in the termination of the Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement (and the Forbearance Period) prior to its stated term.  Following the end of the Forbearance Period, the lenders may choose not to provide a full waiver of the Potential Defaults, should any occur.  The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement requires the Company to pay a waiver fee of 0.30% of the Aggregate Exposure of the Consenting Lenders as of the effective date of the Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement.  Should any of the Potential Defaults occur, unless the Company obtains an extension or another waiver, upon the termination of the Forbearance Period, the Company’s debt under the Revolving Credit Facility and Term Loan Facility could be in default and could be accelerated by lenders, which would require the Company to pay all amounts outstanding and could result in a default under, and the acceleration of, our other debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company entering into an amendment to the Credit Agreement, including revised covenants, or obtaining financing to replace the current facility, as well as continuing profitable operations, continuing to meet its obligations, and continuing to repay its liabilities arising from normal business operations when they become due. The Company has evaluated its plans to alleviate this doubt, which may include obtaining amended terms from its current lenders to allow for sufficient flexibility in the financial covenants after giving consideration to the Company’s current operations and strategic plans, or evaluating strategic alternatives in order to reduce the Company’s indebtedness.  As of the issuance date of these consolidated financial statements, such plans cannot yet be considered probable (as defined by ASC 205-40, “Going Concern”) of occurring.  Negotiations with our lenders may require the Company to raise additional capital and/or pursue the sale of non-core assets to reduce existing debt. There can be no assurance that the Company will be successful in its plans to refinance, to obtain alternative financing on acceptable terms or to sell non-strategic assets, when required or if at all. If such plans are not realized, the Company may be forced to limit its business activities or be unable to continue as a going concern, which will have a material adverse effect on our consolidated results of operations and financial condition. Management anticipates incurring certain one-time expenses, which may be significant, during 2020 relating to the plans it may pursue to alleviate the substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements included in this annual report on Form 10-K do not include any adjustments related to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The audit opinion on our consolidated financial statements includes an emphasis of matter paragraph related to the substantial doubt surrounding the Company’s ability to continue as a going concern.

Business Overview

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

•

Until the Company sold its retail offset printing facilities on June 5, 2018, our retail insert customers included retailers who distribute their inserts in newspapers distributed to newspaper subscribers and via in-store distribution; however, we continue to print circulars for national retailers.

•	We made a number of acquisitions during 2017 that expanded and enhanced our product and service offerings:
o

Through our acquisition of CREEL Printing, LLC (“CREEL”), we expanded our customer base to include financial services firms, direct marketers, consumers and other types of customers who utilize targeted, personalized digital and sheetfed printing;

o	Our acquisition of Publishers Press, LLC (“Publishers Press”) enabled us to enhance our printing capabilities, especially in BtoB (business to business), trade and niche magazines; and
o

Our acquisition of HudsonYards Studios, LLC (“HudsonYards”) allowed us to enhance our digital and print premedia capabilities by providing high-quality creative retouching, computer-generated imagery, mechanical creation, press-ready file preparation, and interactive production services to our customers.

In the U.S., we have a network of production facilities enabling the optimal combination of regional and national distribution. Additionally, we have production facilities in Mexico that efficiently produce goods for distribution in Latin America.

Logistics: We provide logistics solutions to the Company and other third parties in the United States.

•

We acquired R.R. Donnelley & Sons’ (“RRD”) Print Logistics business (“Print Logistics”) during 2018.  During 2017, we acquired The Clark Group, Inc. (“Clark Group”), and Fairrington Transportation Corp., F.T.C. Transport, Inc. and F.T.C. Services, Inc. (together, “Fairrington”) that expanded and enhanced our logistics offerings.

Books: We are the largest producer of books in the U.S. Our book customers generally are publishers who seek to print hardcover and softcover books for the education, trade, and religious sectors. We believe we are well positioned to meet our book customers’ specific needs, whether they be colors, page counts, trim size, binding styles or quantities. Consumer trade books are typically produced using either offset or digital printing processes, and are bound in a variety of formats. Educational books include softcover and traditional casebound textbooks utilized by primary and secondary school and college students, as well as workbooks, teachers’ editions, and other formats.

Directories: We produce directories that are mainly phone directories that support local and small business advertising. Our customers for directory printing are generally marketing solution providers that publish online as well as printed directories.

Print-related services: In addition to printed products, we provide a number of print-related services.

•	Our supply chain management offering includes procurement, warehousing, distribution, and inventory management for book publishers.
•	We provide e-book formatting and distribution services.
•	Our print management and sourcing offering serves customers looking to outsource non-core functions and add scale to their marketing efforts.
•	Our premedia offering includes high quality color retouching and other premedia services for both print and digitally delivered content to publishers and retailers.
•	Our mail services offering includes list processing and mail sortation services that, combined with our production scale, optimize postal costs for magazine and catalog customers.
•	We provide cross-customer sortation that reduces postal costs for our customers compared to what an individual customer could obtain.

Office Products: We produce and distribute a wide range of branded and private label products, primarily within the five categories below, to retailers, wholesalers and direct-to-consumer:

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

Segment Descriptions

As a result of the Company’s segment analysis in the fourth quarter of 2019, Mexico met the requirements to be classified as a reportable segment (previously included as a non-reportable segment).  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

The Company’s segment and product and service offerings are summarized below:

Magazines, Catalogs and Logistics

The Magazines, Catalogs and Logistics segment primarily produces magazines and catalogs and provides logistics solutions to the Company and other third parties.  The segment also provides certain other print-related services, including mail services.  The segment has operations primarily in the U.S.  The Magazines, Catalogs and Logistics segment is divided into two reporting units: magazines and catalogs; and logistics.

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories: filing products, envelopes, note-taking products, binder products, and forms.

Mexico

Mexico produces magazines, catalogs, statements, forms, and labels.

Other

The Other grouping consists of the following non-reportable segments: Directories, Print Management and Europe.  Print Management provides outsourced print procurement and management services.  Prior to the Company’s disposal of its European printing business in the third quarter of 2018, Europe produced magazines, catalogs and directories and provided packaging and pre-media services.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including executive, legal, finance, communications, certain facility costs and LIFO inventory provisions.  In addition, share-based compensation expense is included in Corporate and not allocated to the operating segments.

Financial and other information related to these segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in Note 19, Segment Information, to the consolidated financial statements.

Business Acquisitions and Dispositions

The following table lists the Company’s acquisitions since the beginning of 2016:

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

For further information on the Print Logistics acquisition and the European disposition, see Note 3, Business Combinations and Disposition, to the consolidated financial statements.

Competitive Environment

According to the December 2019 IBIS World industry report “Printing in the U.S.,” estimated total annual printing industry revenue is approximately $80 billion, of which approximately $13 billion relates to our core segments of the print market and an additional approximately $33 billion pertains to related segments of the print market in which we are able to offer certain products. Despite consolidation in recent years, including several acquisitions completed by LSC Communications, the industry remains highly fragmented and LSC Communications is one of the largest players in our segment of the print market.  The print and related services industry, in general, continues to have excess capacity and LSC Communications remains diligent in proactively identifying plant consolidation opportunities to keep our capacity in line with demand.  Across the Company’s range of print products and services, competition is based primarily on the ability to deliver products for the lowest total cost, a factor driven not only by price, but also by materials and distribution costs.  We expect that prices for print products and services will continue to be a focal point for customers in coming years.

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

The Company’s product and service offerings have been impacted by the following:

•	The impact of digital technologies has been felt in many print products. Digital technologies have impacted printed magazines as advertising spending continues to move from print to electronic media.
•	Catalogs have experienced volume reductions as our customers allocate more of their spending to online resources and also face competition from online retailers resulting in retailer compression.
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

The future impact of technology on our business is difficult to predict; however, it is likely to result in additional expenditures to restructure impacted operations or develop new technologies. In addition, we have made targeted acquisitions and investments in our existing business to offer customers innovative services and solutions. Such acquisitions and investments include the acquisitions of Print Logistics in 2018 and Clark Group, Quality Park, Publishers Press, CREEL, Fairrington, and HudsonYards in 2017, which expanded our logistics, printing, digital, office products, and premedia capabilities, and Continuum in 2016, which expanded our print management capabilities.  These acquisitions and investments further secure our position as a technology leader in the industry.

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

During late 2018 and early 2019, the Company performed a comprehensive review of the Company’s entire operations to identify new revenue opportunities and cost savings.  This review covered substantially all aspects of the Company – both operational and support functions – and involved key personnel from throughout the organization.  The resulting revenue opportunities and cost savings initiatives were approved by senior management in the first quarter of 2019 and are expected to be implemented over the next three years.  While the Company realized the benefits beginning in 2019 and expects to realize benefits at various points over the next three years, the Company incurred $10 million of expense during the year ended December 31, 2019 relating to the implementation of certain identified initiatives.  As the Company continues to implement the identified initiatives, the Company expects to incur additional expense; however, the Company expects the resulting benefits (additional revenue and/or cost savings) to significantly exceed the additional expense.

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

Raw Materials

We negotiate with suppliers to maximize our purchasing efficiencies.  The primary raw materials we use in our printed products are paper and ink.  We negotiate with paper suppliers to maximize our purchasing efficiencies and use a wide variety of paper grades and formats. In addition, a substantial amount of paper used in our printed products is supplied directly by customers.  Variations in the cost and supply of certain paper grades used in the manufacturing process may affect our consolidated financial results.  Generally, customers directly absorb the impact of changing prices on customer-supplied paper.  For paper that we purchase, we have historically passed most changes in price through to our customers.  We entered into a paper consignment agreement at the end of 2019 that will encompass substantially all of LSC Communications’ purchased paper by mid-2020 to reduce our working capital.

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

Except for our long-term supply arrangement regarding ink and paper consignment agreement, we do not consider ourselves to be dependent upon any single vendor as a source of supply for our businesses, and we believe that sufficient alternative sources for the same, similar or alternative products are available.

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

Customers

Our printed products service retailers, including catalogers and merchandisers, and publishers of magazines, books and directories. Our customer base includes eight of the top ten catalogers in the United States, eight of the top ten magazine publishers in the United States, and all of the top ten book publishers based in North America.  Our printed products are distributed through the United States Postal Service (“USPS”) or foreign postal services or to our customers by direct shipment, typically in bulk, to customer facilities and warehouses.

Our Office Products segment primarily services office superstores, office supply wholesalers, independent contract stationers, mass merchandisers and retailers and e-commerce resellers. The products that make up our Office Products segment are distributed to our customers by direct shipment, typically in bulk, to customer facilities and warehouses.

For each of the years ended December 31, 2019, 2018 and 2017, no customer accounted for 10% or more of the Company’s consolidated net sales.

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

Intellectual Property

We consider patents, trademarks and other proprietary rights to be important to our business. We own over 140 patents worldwide, the majority of which are concentrated in our Office Products segment (utility and design patents), with the remainder falling into the following categories:

•	Printing and binding patents: relate to manufacturing processes and systems used in the production of books, magazines and catalogs.
•	Co-mailing patents: relate to combining printed publications in an efficient manner to achieve postal savings.
•	New media patents: relate to methods for creating and formatting digital content for electronic publications.

Office Products patents primarily relate to binders, notebooks, filing systems, forms, and envelopes.

We also own approximately 350 trademarks worldwide, the majority of which are concentrated within our Office Products segment. Several of our most significant trademarks include registrations for the Adams, Ampad, Cardinal Brands, Oxford, Pendaflex, Quality Park, and TOPS office products brands. Additionally, we own the rights to a group of trademarks relating to our e-media publishing services, such as Newsstand™, LibreDigital™, LibreMarket™, LibrePublish™, and LibreAccess™.

While we consider our patents, trademarks and other proprietary rights to be valuable assets, we do not believe that our profitability and operations are dependent upon any single patent, trademark or other proprietary right.

Environmental Compliance

Our operations are subject to various international, federal, state and local laws and regulations relating to the protection of the environment, including those governing discharges to air and water, the management and disposal of hazardous materials, the cleanup of contaminated sites and health and safety matters. In the United States, these laws and regulations include the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act.  Additionally, the Superfund regulation (the environmental program established in the Comprehensive Environmental Response, Compensation, and Liability Act to address abandoned hazardous waste sites) imposes joint and severable liability on each potentially responsible party. We are committed to complying with these and all other applicable environmental, health, and safety laws, and in order to reduce the risk of non-compliance, we maintain an Environmental, Health and Safety management system that includes an appropriate policy and standards, staff dedicated to environmental, health, and safety issues, and other measures.

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

Employees

As of December 31, 2019, the Company had approximately 20,000 total employees in the global workforce, of which approximately 16,800 employees were in the U.S. and approximately 3,200 were in international locations.  Of the U.S. and international employees, approximately 3% and 51%, respectively, were covered by collective bargaining agreements. We have collective bargaining agreements with unionized employees in Canada and Mexico. Management believes that we have good relationships with our employees and collective bargaining groups.

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

•

our ability to address the going concern considerations described in the footnotes to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K and to generate sufficient liquidity to satisfy our obligations as they become due;

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

Risks Relating to the Business of the Company

Our management has concluded, and our independent registered public accounting firm has noted in their report on our consolidated financial statements as of and for the fiscal year ended December 31, 2019, that, due to our noncompliance of financial covenants under our Credit Agreement, substantial doubt exists as to our ability to continue as a going concern.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern.  Based on final results of operations for the year ended December 31, 2019, the Company concluded it was not in compliance with the Consolidated Leverage Ratio and Minimum Interest Ratio contained in the Credit Agreement as of December 31, 2019. The noncompliance occurred on the last day of the fourth quarter due to the following: the Company’s Consolidated Leverage Ratio exceeded the maximum level permitted and the Company’s Minimum Interest Ratio was below the minimum level permitted.  On March 2, 2020, the Company entered into a Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement with lenders constituting a majority under the Credit Agreement that governs the Company’s Revolving Credit Facility and Term Loan Facility. The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement waives the defaults or events of default that have occurred as a result of the noncompliance on December 31, 2019.  The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement also includes an undertaking from the lenders to forbear from exercising remedies for certain potential future defaults or events through the period ended May 14, 2020 (such period, the “Forbearance Period”), subject to the Company’s compliance with various undertakings in the Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement.  The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement contains certain covenants and requirements, and failure to comply with these covenants and requirements could result in the termination of the Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement prior to its stated term.  Following the end of the Forbearance Period, the lenders may choose not to provide a full waiver of the Potential Defaults, should any occur.  Unless the Company obtains an extension or another waiver, upon the termination of the Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement, the Company’s debt under the Revolving Credit Facility and Term Loan Facility could be in default and could be accelerated by lenders, which would require the Company to pay all amounts outstanding and could result in a default under, and the acceleration of, our other debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The degree to which our assets are leveraged and the terms of our debt could materially and adversely affect our ability to obtain additional capital, as well as the terms at which such capital might be offered to us.

The ability to continue as a going concern is dependent upon the Company entering into an amendment to the Credit Agreement, including revised covenants, or obtaining financing to replace the current facility, as well as continuing profitable operations, continuing to meet its obligations, and continuing to repay its liabilities arising from normal business operations when they become due. The Company has evaluated its plans to alleviate this doubt, which may include obtaining amended terms from its current lenders to allow for sufficient flexibility in the financial covenants after giving consideration to the Company’s current operations and strategic plans, or evaluating strategic alternatives in order to reduce the Company’s indebtedness. Negotiations with our lenders may require the Company to raise additional capital and/or pursue the sale of non-core assets to reduce existing debt. There can be no assurance that the Company will be successful in its plans to refinance, to obtain alternative financing on acceptable terms or to sell non-strategic assets, when required or if at all. If such plans are not realized, the Company may be forced to limit its business activities or be unable to continue as a going concern, which will have a material adverse effect on our consolidated results of operations and financial condition.  Management anticipates incurring certain one-time expenses, which may be significant, during 2020 relating to the plans it may pursue to alleviate the substantial doubt about the Company’s ability to continue as a going concern.

The highly competitive market for our products and industry fragmentation may continue to create adverse price pressures.

The markets for the majority of our product categories are highly fragmented and we have a large number of competitors. Management believes that excess capacity in our markets, as well as increasing consolidation of our customer base has caused downward price pressure for our products and that this trend is likely to continue. In addition, consolidation in the markets in which we compete may increase competitive price pressures due to competitors lowering prices as a result of synergies achieved or lower cost platforms.

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

The substitution of electronic delivery for printed materials and decrease in printed page counts may continue to adversely affect our businesses.

Electronic delivery of documents and data, including the online distribution and hosting of media content, offer alternatives to traditional delivery of printed materials. Consumers continue to accept electronic substitution in directory printing and are replacing traditional reading of printed materials with online, hosted media content or e-reading devices. Additionally, customers may choose to decrease their printed page counts by using their printed product to drive customers to their websites.  The extent to which consumers will continue to accept electronic delivery is uncertain and it is difficult to predict future rates of acceptance of these alternatives. Electronic delivery has negatively impacted some of our products, such as directories and books. Digital technologies have also impacted printed magazines, as advertising spending has continued to significantly transition from print to electronic media. To the extent that consumers and customers continue to accept these alternatives, our consolidated statements of operations, balance sheets and cash flows could be negatively impacted.

Global market and economic conditions, as well as the effects of these conditions on our customers’ businesses, could adversely affect us, as the financial condition of our customers may deteriorate.

Global economic conditions affect our customers’ businesses and the markets they serve. Because a significant part of our business relies on advertising spending, which is driven in part by economic conditions and consumer spending, a prolonged downturn in the global economy and an uncertain economic outlook could further reduce the demand for the printing and related services that we provide. Delays or reductions in customers’ spending would have an adverse effect on demand for our products and services, which could be material, and consequently could negatively impact our results of consolidated statements of operations, balance sheets and cash flows. Economic weakness and constrained advertising spending may result in decreased net sales, operating margins, earnings and growth rates and difficulty in managing inventory levels and collecting accounts receivable. Our exposure to industries experiencing financial difficulties and certain financially troubled customers could negatively impact our consolidated statements of operations, balance sheets and cash flows. Further, a lack of liquidity in the capital markets or a sustained period of unfavorable economic conditions could increase our exposure to credit risks of our customers and result in increases in bad debt write-offs and allowances for doubtful accounts receivable. We may experience operating margin declines, reflecting the effect of items such as competitive price pressures, inventory write-downs, cost increases for wages and materials, and increases in pension plan funding requirements. Economic downturns may also result in restructuring actions and associated expenses and impairment of long-lived assets, including goodwill and other intangibles. Uncertainty about future economic conditions makes it difficult for us to forecast operating results and to make decisions about future investments.  In addition, a novel strain of coronavirus surfaced in Wuhan, China in December 2019, resulting in increased travel restrictions and extended shutdown of certain businesses in the region. The impact of the coronavirus on our business is uncertain at this time and will depend on future developments, but prolonged closures in China may disrupt our operations and the operations of our suppliers, distributors and customers, which could negatively impact our business, results of operations and financial condition.

Our business is subject to risks associated with seasonality, which could negatively impact our consolidated statements of operations, balance sheets and cash flows.

Our sales and cash flows are affected by seasonality, as print demand is affected by advertising and consumer spending trends. Historically, demand for printing of magazines, catalogs, retail inserts, books and office products is higher in the second half of the year, driven by increased advertising pages within magazines, holiday volume in catalogs and retail inserts, and back-to-school demand in books and office products. Specifically, the demand for trade books is stronger in the second half of the year due to the holiday season, while the market for educational books is stronger during this period due to the back-to-school season.  These typical seasonal patterns can be impacted by overall trends in the U.S. and world economy. For these reasons, sequential quarterly comparisons are not a good indication of our performance or how we may perform in the future.

Increases in commodity and other operating costs may adversely impact us.

The profitability of our Company depends in part on our ability to anticipate and react to changes in commodity costs, including paper, ink, energy and other raw materials, and other operating costs, including labor and transportation. Any volatility in certain commodity prices or fluctuation in labor costs could adversely affect our operating results by impacting our profitability. Increases in the prices of these inputs may increase our costs, and we may not be able to pass these increased costs on to customers through higher prices, or to the extent we pass along such costs by increasing our prices to our customers, it may adversely impact customers’ demand for our printing and related services.

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

We rely on a key supplier for ink and a separate key supplier for paper. If such suppliers breach or are unable to perform certain obligations under our arrangement with them, we may be unable to procure comparable supply from another supplier in a timely fashion, or when we are able to procure such supply, such supply may be on worse terms.

A significant portion of our ink comes from a single supplier pursuant to a multi-year supply agreement. The ink industry has faced significant challenges in recent years, as the demand for ink has declined while the costs of raw materials used to manufacture ink have fluctuated. We rely on this ink supplier to meet a significant portion of our ink needs, and have negotiated a contract that provides us with favorable terms and certain contingencies from supply disruption. Additionally, we entered into a paper consignment agreement at the end of 2019 with one supplier that will encompass substantially all LSC Communications’ purchased paper by mid-2020.

A disruption in the supply of ink or paper from these suppliers, either from natural disaster, financial bankruptcy or other supply interruption, may require us to purchase a significant amount of ink or paper from other suppliers or assume the production ourselves, which in either case, may be on worse terms and slow our production, either of which could have a negative impact on our consolidated statements of operations, balance sheets and cash flows.

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

Our operations outside of the United States during the year ended December 31, 2019 were primarily in Mexico and Canada, which accounted for 6% of our 2019 consolidated net sales.  As a result, we are subject to the risks inherent in conducting business outside the United States, including the impact of economic and political instability of those countries in which we operate. Security disruptions within the regions in Mexico in which we operate may interfere with operations, which could negatively impact our supply chain.

We, particularly in the Office Products segment, are also subject to risks that could materially affect our operations and operating results with respect to potential changes in United States government trade policy and legislation, including changes to tax laws, withdrawal from or modification of certain international trade agreements, including the United States Mexico Canada Agreement (“USMCA”), the imposition of additional tariffs or other restrictions on trade on goods produced outside the United States for import into the United States and any changes in diplomatic relations with countries in which we operate or do business and compliance with applicable anti-corruption and sanctions laws and regulations.

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

Current federal law limits postal rate increases (outside of an "exigent circumstance") to the increase in the Consumer Price Index. This cap works to ensure funding stability and predictability for mailers.  Under this current federal law, the USPS implemented a rate adjustment in early 2020 affecting all market dominant classes (periodicals, standard mail, first class mail, package services and special services), which was based on an average inflation-based rate increase for each class of mail.

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

Federal law requires the Postal Regulatory Commission ("PRC") to conduct a periodic review of the overall rate-making structure for the USPS. The PRC filed order 5337 on December 5, 2019 to increase inflation-based pricing to include an additional 2% – 5% per year. The order was open for comment until February 3, 2020 and more information will be made available in the coming months. Until the final determination, mailers need to account for the possibility of a significant increase in their future postage expenses.

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

The success and growth of our business may depend on our ability to continually invest in our infrastructure which can result in significant expenses.

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

The availability and cost to hire and retain talented employees, including skilled labor and management, may adversely impact us.

Our success depends, in part, on our general ability to attract, develop, motivate and retain employees. The loss of a significant number of our employees or the inability to attract, hire, develop, train and retain personnel could have a serious negative effect on our business. Various locations may encounter competition with other manufacturers for skilled and unskilled labor. Many of these manufacturers may be able to offer significantly greater compensation and benefits or more attractive lifestyle choices than we offer. We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce. These regulations are increasingly focused on employment issues, including wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices.  Claims of non-compliance with these regulations could result in liability and expense to the Company.

We have in the past acquired and may intend in the future to acquire other businesses and we may be unable to successfully integrate the operations of these businesses and may not achieve the cost savings and increased net sales anticipated as a result of these acquisitions.

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

Risks Relating to Our Common Stock and the Securities Market

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

We have $910 million of indebtedness as of December 31, 2019. Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the Company’s separation from RRD on October 1, 2016 (the “separation”), as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We may not generate sufficient funds to service our debt and meet our business needs, such as funding working capital or the expansion of our operations. If we are not able to repay or refinance our debt as it becomes due we may be forced to take disadvantageous actions, including facility closures, staff reductions, reducing financing in the future for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness, and restricting future capital return to stockholders. In addition, our ability to withstand competitive pressures and to react to changes in the print and related services industry could be impaired. The lenders who hold our debt could also accelerate amounts due in the event that we default, which could potentially trigger a default or acceleration of the maturity of our other debt. If our debt is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us. If our debt is in default for any reason, our business and consolidated statements of operations, balance sheets and cash flows could be materially and adversely affected.

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

The Credit Agreement that governs our Term Loan Facility and Revolving Credit Facility and the indenture that governs the Senior Secured Notes contain a number of significant restrictions and covenants that limit our ability to:

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

These covenants can have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. In addition, the Credit Agreement that governs our Term Loan Facility and Revolving Credit Facility requires us to comply with certain financial maintenance covenants. Operating results below historical or current levels or other adverse factors, including a significant increase in interest rates, could result in our being unable to comply with the financial covenants contained in our Term Loan Facility and Revolving Credit Facility.

Complying with the covenants under our Term Loan Facility and Revolving Credit Facility and indenture may cause us to take actions that are not favorable to other creditors and may make it more difficult for us to successfully execute our business strategy and compete against companies that are not subject to such restrictions. If we violate covenants under our Term Loan Facility and Revolving Credit Facility and or indenture and are unable to obtain a waiver from our lenders, our debt under our Senior Secured Credit Facilities and or indenture, as applicable, would be in default and could be accelerated by our lenders, which would require us to pay all amounts outstanding. Because of cross-default provisions in the agreements and instruments governing our debt, a default under one agreement or instrument could result in a default under, and the acceleration of, our other debt.

We are exploring alternatives to address our balance sheet which could substantially dilute or eliminate the value of our common stock or funded debt.

We have commenced a process to identify and evaluate possible alternatives to address the substantial amount of funded debt on our consolidated balance sheet.  We are in ongoing discussions with certain of our lenders regarding such possible alternatives. These alternatives may involve the issuance of new common stock that substantially dilutes or eliminates the value of our currently-outstanding common stock or the extinguishment of our common stock or funded debt by legal process.  There can be no assurances that our current stockholders or funded debt creditors will receive any recovery in connection with such a transaction, even if our current business continues under new ownership or with a new capital structure.  No assurances can be given that any discussions or efforts will successfully result in any such transaction or guarantee any such transaction’s terms or timing.

Despite our substantial indebtedness, we may be able to incur more debt.

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

ITEM 2. PROPERTIES

The Company’s principal executive office is currently located in leased office space at 191 N. Wacker Drive, Suite 1400, Chicago, IL 60606.  The Company operates or owns the following:

•	97 leased or owned locations in approximately 28 states in the U.S., which encompass approximately 25 million square feet, of which 37 are production facilities.
o	Approximately 9 million square feet of space is leased, comprised of 62 U.S. locations.
o	Approximately 16 million square feet of space is owned in 35 locations in the U.S.
•	10 international locations in 2 countries which encompass approximately 2 million square feet, of which 6 are manufacturing facilities.
o	Approximately 1 million square feet of space is leased, comprised of 5 international locations.
o	Approximately 1 million square feet of space is owned in 5 international locations.
o	6 of our international locations service our Office Products segment.
o	3 of our international locations service our Mexico segment.
o	1 of our international locations services our Book segment.
o	In Mexico, the Company has 6 production facilities.

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

For a discussion of certain litigation involving the Company, including litigation associated with the merger, refer to Note 11, Commitments and Contingencies, to the consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF LSC COMMUNICATIONS, INC.

Name, Age and
Positions with the Company	Business Experience
Thomas J. Quinlan, III 57, President, Chief Executive Officer and Chairman of the Board of Directors

Served as Chairman of the Board and Chief Executive Officer since October 2016. Prior to this, served as RRD’s President and Chief Executive Officer since April 2007 and from 2004 in various other positions, including Group President, Chief Financial Officer since April 2006 and Executive Vice President, Operations since February 2004.

Suzanne S. Bettman 55, Chief Administrative Officer and General Counsel

Served as Chief Administrative Officer and General Counsel since October 2016. Prior to this, served as RRD’s Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer since January 2007 and as its Senior Vice President, General Counsel since March 2004.

Andrew B. Coxhead 51, Chief Financial Officer

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

Sarah L. Hoxie 39, Corporate Controller

Served as Corporate Controller since November 2019. Prior to this, served as LSC Communications' Director, SEC Reporting and Financial Accounting. Prior to joining the Company, served as a Senior Manager in Ernst & Young’s Assurance Services practice and worked with large multinational companies in the manufacturing, oil & gas, mining & metals and utilities industry sectors with both GAAP and IFRS reporting requirements.

David B. McCree 53, President, Book

Served as President, Book since October 2016 with an expanded role that includes Book operations and the Directory segment since January 2020.  Prior to this, served as RRD's Senior Vice President, Sales since 2007 and from 1989 in various other positions including as Vice President of Manufacturing.

Matthew K. Roberts 51, President, Office Products	Served as President, Office Products since December 2018, Senior Vice President, Sales from 2014 and Vice President, Sales from 2008.

George Zengo 59, President, Magazines, Catalogs and Logistics

Served as President, Magazines, Catalogs and Logistics since January 2020.  Prior to this, served as President, Logistics since 2017.  Prior to the separation, Mr. Zengo served as Group Chief Sales Officer since 2009 and from 2004 in various other positions including as Group Chief Financial Officer.

PART II

ITEM 5. MARKET FOR LSC COMMUNICATIONS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The current principal market for LSC Communications’ common stock is the OTCQX® Best Market.  On December 27, 2019, the Company announced that it received notification from the New York Stock Exchange (the “NYSE”) that it had commenced proceedings to delist the Company’s common stock from the NYSE and suspended trading.  The delisting was effective in January 2020.

Stockholders

As of February 26, 2020, there were 4,222 stockholders of record of the Company’s common stock.

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

Issuer Purchases of Equity Securities

Total Number
			of Shares Purchased	Dollar Value of Shares
	Total Number		as Part of	that May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased (a)	Paid per Share	Plans or Programs	Plans or Programs
October 1, 2019 - October 31, 2019	51,921	$1.36	—	$—
November 1, 2019 - November 30, 2019	—	—	—	$—
December 1, 2019 - December 31, 2019	—	—	—	$—
Total	51,921	$1.36	—

(a)	Shares withheld for tax liability upon vesting of equity awards

Equity Compensation Plans

For information regarding equity compensation plans, refer to Item 12 of Part III of this annual report on Form 10-K.

Peer Performance Table

The graph below compares the cumulative total stockholder return on the Company’s common stock from October 3, 2016, when regular way trading in the Company’s common stock commenced on the NYSE, through December 31, 2019, with the comparable cumulative return of the S&P SmallCap 600 index and a selected peer group of companies. The comparison assumes all dividends have been reinvested, and an initial investment of $100 on October 3, 2016. The returns of each company in the peer group have been weighted to reflect their market capitalizations. The Company itself has been excluded, and its contributions to the S&P SmallCap 600 index have been subtracted out.  The peer group was determined by the Company's senior management team as a group of companies within the printing, publishing, and office products industries that most closely align with the Company’s business model.

Indexed Returns
	Base	Quarter Ending
Period
Company / Index	10/3/16	12/31/2016	12/31/2017	12/31/2018	12/31/2019
LSC Communications, Inc.	100	105.23	56.71	28.70	0.91
S&P SmallCap 600 Index	100	111.52	126.28	115.57	141.90
Peer Group	100	106.42	105.53	73.63	71.98

Below are the specific companies included in the peer group.

Peer Group
ACCO Brands Corporation	Meredith Corporation
Deluxe Corporation	Office Depot, Inc.
Houghton Mifflin Harcourt Company	Quad/Graphics, Inc.
InnerWorkings, Inc.	R. R. Donnelley & Sons Company
John Wiley & Sons, Inc.	Scholastic Corporation
The McClatchy Company

ITEM 6. SELECTED FINANCIAL DATA

The table below reflects results of acquired businesses from the relevant acquisition dates. Refer to Note 3, Business Combinations and Disposition, to the consolidated financial statements for information on acquisitions.

The Company adopted Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASC 842”) on January 1, 2019 using the modified retrospective adoption method.  Upon adoption of ASC 842, the Company added $206 million of right-of-use assets to its consolidated balance sheet related to operating leases.  There was no impact to the Company’s consolidated statements of operations.  See Note 5, Leases, for more information.

The Company adopted Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”, or the “standard”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.  The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for years prior to 2018 were prepared and continue to be reported under the guidance of ASC 605, Revenue Recognition, which is also referred to herein as "previous guidance."

	in millions, except per share data
	2019	2018	2017	2016	2015
Net sales	$3,326	$3,826	$3,603	$3,654	$3,743
Net (loss) income	(295)	(23)	(57)	106	74
Net (loss) earnings per basic share (a)	(8.82)	(0.67)	(1.69)	3.25	2.27
Net (loss) earnings per diluted share (a)	(8.82)	(0.67)	(1.69)	3.23	2.27
Total assets	1,649	1,754	2,014	1,952	2,011
Long-term debt (b)	445	659	699	742	3
Cash dividends per common share	0.52	1.04	1.00	0.25	—

(a)

On October 1, 2016, RRD distributed approximately 26.2 million shares of LSC Communications common stock to RRD stockholders as a result of the separation.  RRD retained an additional 6.2 million shares that were sold on March 28, 2017. The computation of net earnings per basic and diluted shares for periods prior to the separation was calculated using the 32.4 million shares distributed and retained by RRD on October 1, 2016.

(b)

All outstanding amounts under the Company’s Term Loan Facility were classified as current as of December 31, 2019 due to the Company’s noncompliance with required debt ratios contained in the Credit Agreement. Refer to Item 1, Business, for more information.

Includes the following significant items:

•

2019: Pre-tax restructuring, impairment and other charges of $148 million ($122 million after-tax); pre-tax charge of $23 million ($16 million after-tax) for acquisition, merger and disposition-related expenses; pre-tax gain of $26 million (after-tax benefit of $19 million) on the sale of land and a building associated with a plant closure in the Magazines, Catalogs and Logistics segment in the fourth quarter of 2019; termination fee received from Quad of $45 million (after-tax benefit of $34 million); settlement of retirement obligations of $137 million ($102 million after-tax); and income tax expense of $67 million related to a valuation allowance recorded on the Company’s deferred tax assets.

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

•

2017: Pre-tax restructuring, impairment and other charges of $129 million ($92 million after-tax); pre-tax charge of $4 million ($3 million after-tax) for separation-related expenses, pre-tax benefit (net) of $1 million ($1 million after-tax benefit (net)) for purchase accounting adjustments, pre-tax charge of $5 million ($3 million after-tax) for acquisition-related expenses; and pre-tax loss of $3 million ($2 million after-tax) related to debt extinguishment; tax expense of $24 million related to U.S. tax reform legislation.

•

2016: Pre-tax restructuring, impairment and other charges of $18 million ($12 million after-tax); pre-tax charge of $5 million ($3 million after-tax) for separation-related expenses; and pre-tax charge of $1 million ($0 million after-tax) for lump-sum pension settlement payments.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of LSC Communications’ financial condition and results of operation should be read together with the consolidated financial statements and Notes to those statements included in Item 15, Exhibits, Financial Statement Schedules, of Part IV of this annual report on Form 10-K.

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

Segment Information

As a result of the Company’s segment analysis in the fourth quarter of 2019, Mexico met the requirements to be classified as a reportable segment (previously included as a non-reportable segment).  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

OUTLOOK

Vision and Strategy

The Company works with its customers to offer a broad scope of print and print-related capabilities and manage their full range of communication needs. The Company is focused on enhancing its strong customer relationships by expanding to a broader range of offerings. The Company will focus on further expanding its supply chain offerings and driving growth in core and related businesses. The Company will continue to seek opportunities to grow by utilizing core capabilities to expand print and print-related products and services, grow core businesses, strategically increase our geographic coverage, and focus on the expansion of the office products brands. For instance, our end-to-end supply chain services offerings combine print, warehousing, fulfillment and supply chain management into a single workflow designed to increase speed to the market and improve efficiencies across the distribution process.    Further, other innovative offerings and investments such as co-mailing services and logistics solutions help catalogers and magazine publishers reduce their overall cost of producing and distributing their product as postage expense often accounts for approximately half of these publishers’ costs to produce and deliver a catalog or magazine. We have also developed and deployed technologies to help book clients reduce the incidence of book piracy and have begun offering end-to-end fulfillment of subscription boxes to address client demand, which we believe will provide additional opportunity for us.

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

The Company seeks to deploy its capital using a balanced and disciplined approach. Priorities for capital deployment, over time, include principal and interest payments on debt obligations, targeted acquisitions and capital expenditures. The Company believes that a strong financial condition is important to customers focused on establishing or growing long-term relationships.

Management uses several key indicators to gauge progress toward achieving these objectives. These indicators include organic sales growth, operating margins, cash flow from operations, capital expenditures, and Non-GAAP adjusted EBITDA. The Company targets long-term net sales growth at or above industry levels, while managing operating margins by achieving productivity improvements that offset the impact of price declines and cost inflation.  Cash flows from operations are targeted to be stable over time, however, cash flows from operations in any given year can be significantly impacted by the timing of non-recurring or infrequent receipts and expenditures, volatility in the cost of raw materials, and the impact of working capital management efforts.

During late 2018 and early 2019, the Company performed a comprehensive review of the Company’s operations to identify new revenue opportunities and cost savings.  This review covered substantially all aspects of the Company – both operational and support functions – and involved key personnel from throughout the organization.  The resulting revenue opportunities and cost savings initiatives were approved by senior management in the first quarter of 2019 and the Company has implemented a substantial portion of the identified actions.  Along with additional initiatives expected to be implemented over the next two years, these actions are expected to drive substantial benefits in 2020 and future years.  Management also anticipates incurring certain one-time expenses, which may be significant, relating to the review and implementation of the identified initiatives.

2020 Outlook

In 2020, the Company expects overall net sales to decrease as compared to 2019 driven by continuing volume declines across each segment.  In the Magazines, Catalogs and Logistics segment, the Company expects an organic net sales decline driven by the ongoing shift in advertiser spend from print to electronic media and declines in circulation and page counts.  For the Book segment, the Company expects volume declines in college and religious books and consistent volumes in K-12 education books and trade books, along with modest growth in services revenues.  Office Products net sales are expected to decrease in 2020 as compared to 2019 as a result of volume declines driven by continuing secular decline.

While cost inflation driven primarily by tight labor market conditions will continue to pressure operating margins during 2020, the Company also expects to realize significant cost savings from restructuring initiatives, ongoing productivity efforts and some remaining integration related to the logistics acquisitions. The Company has initiated several restructuring actions during 2019 and early in 2020 to further reduce the Company’s overall cost structure. These restructuring actions included the closure of five manufacturing facilities in the Magazine, Catalog and Logistics segment, three in the Office Products segment and one each in the Book and Mexico segments.  These cost reduction actions are expected to have significant positive impacts on operating earnings in 2020 and in future years. In addition, the Company expects to realize other cost reduction opportunities through its ongoing focus on productivity improvement, including initiatives identified as part of management’s ongoing comprehensive review of operations.  The Company’s cost reduction initiatives may result in significant additional restructuring charges. These restructuring actions will be funded by cash generated from operations and cash on hand or, if necessary, by utilizing the Company’s credit facilities.

Cash flows from operations in 2020 are expected to benefit from the impact of working capital reductions driven by lower volume, but will be negatively impacted by higher expenditures related to restructuring actions.  The Company expects capital expenditures to be in the range of $50 million to $60 million in 2020.  Capital expenditures are expected to be primarily directed towards increased automation and productivity, equipment to enable cost reduction through facility closures, and growth opportunities driven mainly by specific customer needs.

The Company’s net pension liability was $162 million as of December 31, 2019, as reported on the Company’s consolidated balance sheet and further described in Note 15, Retirement Plans, to the consolidated financial statements. Governmental regulations for measuring pension plan funded status differ from those required under accounting principles generally accepted in the United States of America (“GAAP”) for financial statement preparation.  Based on the plans’ regulatory funded status, there are no required contributions for the Company’s U.S. Qualified Plan in 2020.  The Company does expect to make approximately $6 million of pension contributions in 2020, primarily for its Non-Qualified plan.

SIGNIFICANT ACCOUNTING POLICIES AND CRITICAL ESTIMATES

Basis of Presentation

The preparation of consolidated financial statements, in conformity with GAAP, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates. Estimates are used when accounting for items and matters including, but not limited to, allowance for uncollectible accounts receivable, inventory obsolescence, asset valuations and useful lives, taxes, restructuring and other provisions and contingencies.

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

Revenue Recognition

As previously mentioned, the Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.  The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for years prior to 2018 were prepared and continue to be reported under the previous guidance.

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

Refer to Note 4, Revenue Recognition, to the consolidated financial statements for information related to new standard.

Goodwill and Other Long-Lived Assets

Goodwill – Overview

The Company’s methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third-party appraisers when appropriate. Goodwill is measured as the excess of the cost of an acquired entity over the fair value assigned to identifiable assets acquired and liabilities assumed. Based on its current organization structure as of December 31, 2019, the Company has identified seven reporting units for which cash flows are determinable and to which goodwill may be allocated. Goodwill is assigned to a specific reporting unit, depending on the nature of the underlying acquisition.

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

The Company determines the fair value of its reporting units using both the income approach and the market approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to projected operating results (including forecasted revenue and operating income), anticipated future cash flows, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to the multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”) used in the calculation.  Additionally, the market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighs both the income and market approach equally to estimate the concluded fair value of each reporting unit.

The determination of fair value and the allocation of that value to individual assets and liabilities requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures. As part of its impairment test for its reporting units, the Company engages a third-party valuation firm to assist in the Company’s determination of certain assumptions used to estimate fair values.

Interim Impairment Tests Performed in the Third Quarter of 2019

The Company’s stock price has experienced a significant, sustained decline – especially since the Merger Agreement termination was announced in late July 2019.  Shortly after the Merger Agreement termination, the Company announced that it was indefinitely suspending its dividend and lowered its guidance for the year.  As a result, the Company determined it necessary to perform goodwill impairment reviews on the Book, logistics and Office Products reporting units (the only reporting units that had goodwill) as of August 31, 2019.  The Company performed a one-step method of for determining goodwill impairment for the three reporting units.  As a result of the one-step impairment test for Book, logistics and Office Products, the Company did not recognize any goodwill impairment charges as of August 31, 2019 as the estimated fair values of the reporting units exceeded their respective carrying values. Book, logistics and Office Products passed with fair values that exceeded their carrying values by 28.2%, 55.9% and 16.8%, respectively.

Impairment Tests Performed in the Fourth Quarter of 2019

The Company performed its annual impairment test as of October 31, 2019.  The goodwill balances as of October 31, 2019 for the three reporting units that had goodwill were as follows: logistics ($21 million), Book ($51 million) and Office Products ($31 million).

For the logistics, Book and Office Products reporting units, management assessed goodwill impairment risk by first performing a qualitative review of entity specific, industry, market and general economic factors for each reporting unit.  As a result of the qualitative assessment for logistics and Office Products and considering that a goodwill impairment analysis was performed as of August 31, 2019 with no impairment recorded, the Company concluded it was more likely than not the fair values of the reporting units are greater than their carrying values, and therefore, the Company did not recognize any goodwill impairment charges.

For Book, the Company was not able to conclude that it is more likely than not that the fair values of our reporting units are greater than their carrying values, and therefore, a one-step method for determining goodwill impairment was applied as of October 31, 2019. The Company compared the estimated fair value of a reporting unit with its carrying amount, including goodwill.

As a result of the 2019 annual impairment test for Book, the Company fully impaired Book’s goodwill and recorded a $51 million goodwill impairment charge as the carrying value of the reporting unit did not exceed its estimated fair value.  This is primarily due to the negative revenue trends experienced in the fourth quarter of 2019 and lower revenue forecasts in future years.

Goodwill Impairment Assumptions

Although the Company believes its estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Management prepares estimates and assumptions related to forecasts of future revenues, forecasts of future operating income, and the selection of the discount rates and EBITDA multiples.  Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. Future declines in the overall market value of the Company’s debt securities and changes in other economic conditions may also result in a conclusion that the fair value of one or more reporting units has declined below its carrying value.

Other Long-Lived Assets

The Company evaluates the recoverability of other long-lived assets, including property, plant and equipment, certain identifiable intangible assets, and right-of-use lease assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. The Company performs impairment tests of indefinite-lived intangible assets on an annual basis or more frequently in certain circumstances.

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

Given the continued decline in demand in the magazines and catalogs reporting unit, management determined that a further review of the reporting unit’s intangible assets and property, plant and equipment for recoverability was appropriate during the second, third and fourth quarters in 2019:

•

As a result of the faster pace of decline in demand, negative revenue trends and lower expectations of future revenue to be derived from certain customer relationships, management determined that a certain definite-lived customer relationship intangible asset recorded in the magazines and catalogs reporting unit was not recoverable as a result of the recoverability test performed as of June 30, 2019.  This resulted in the Company recording a $17 million impairment charge for the three months ended June 30, 2019, which fully impaired the asset.  The impairment was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.

•

With respect to property, plant and equipment and right-of-use assets for operating leases, the Company performed a Step 1 recoverability test in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment.  The recoverability test compares the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition to the carrying value of the asset group; if the carrying value of the asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value.  Based upon management’s updated projection of cash flows for this asset group, management determined that the estimated future undiscounted cash flows were in excess of the asset group’s carrying value, resulting in no impairment loss as a result of these tests in 2019.

In addition to the annual goodwill impairment test performed for Book as of October 31, 2019, the Company reviewed the reporting unit’s intangible assets and property, plant and equipment for recoverability in the fourth quarter of 2019.  There were no impairment charges recorded as a result of the recoverability tests.

The Company recognized impairment charges of $18 million related to intangible assets and $10 million related to machinery and equipment for the Company during the year ended December 31, 2019.  The impairment recognized on machinery and equipment was primarily associated with facility closings in the Magazines, Catalogs and Logistics and Book segments.

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

Pension

The Company is the sole sponsor of certain defined benefit plans, which have been reflected in the consolidated balance sheets at December 31, 2019 and 2018.   The Company records annual income and expense amounts relating to its pension plans based on calculations that include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effects of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into investment and other (income)-net over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations by purchasing a group annuity contract for certain retirees and beneficiaries from a third-party insurance company. As a result, the Company’s pension assets and liabilities were remeasured as of the settlement date. The Company recorded a non-cash settlement charge of $135 million in settlement of retirement benefit obligations in the consolidated statement of operations in the first quarter of 2019.  There were additional immaterial lump-sum settlements (unrelated to the transaction noted above) during the year ended December 31, 2019 that resulted in non-cash settlement charges of $2 million.

The weighted-average discount rates used to determine the net benefit obligations for all pension benefit plans were 3.3% and 4.4% at December 31, 2019 and 2018, respectively.

A one-percentage point change in the discount rates at December 31, 2019 would have the following effects on the accumulated benefit obligation and projected benefit obligation for all pension benefit plans:

	1% Increase			1% Decrease
	(in millions)
	Qualified	Non- Qualified & International	Total	Qualified	Non- Qualified & International	Total
Accumulated benefit obligation	$(249)	$(9)	$(258)	$306	$11	$317
Projected benefit obligation	(249)	(9)	(258)	306	11	317

The Company’s U.S. pension plans are frozen and the Company has previously transitioned to a risk management approach for its U.S. pension plan assets. The overall investment objective of this approach is to further reduce the risk of significant decreases in the plan’s funded status by allocating a larger portion of the plan’s assets to investments expected to hedge the impact of interest rate risks on the plan’s obligation.  Over time, the target asset allocation percentage for the pension plan is expected to decrease for equity and other “return seeking” investments and increase for fixed income and other “hedging” investments. The assumed long-term rate of return for plan assets, which is determined annually, is likely to decrease as the asset allocation shifts over time. The impact of a change in interest rates on the accumulated benefit obligation and projected benefit obligation would be partially offset by the corresponding impact on the fair value of pension assets of hedging investments.  The impact of a change in interest rates would increase or decrease the fair value of pension assets of hedging investments.

The expected long-term rate of return for plan assets is based upon many factors including expected asset allocations, historical asset returns, current and expected future market conditions and risk. In addition, the Company considered the impact of the current interest rate environment on the expected long-term rate of return for certain asset classes, particularly fixed income. The target asset allocation percentage for the U.S. Qualified Plan was approximately 40.0% for return seeking investments and approximately 60.0% for hedging investments. The expected long-term rate of return on plan assets assumption used to calculate net pension plan expense in 2019 was 6.50% for the Company’s U.S. Qualified pension plan. The expected long-term rate of return on plan assets assumption that will be used to calculate net pension plan expense in 2020 is 6.00% for the Company’s U.S. Qualified pension plan.

A 0.25% change in the expected long-term rate of return on all plan assets at December 31, 2019 would have the following effects on 2019 and 2020 pension plan (income)/expense in the Company’s pension benefit plans:

	0.25% Increase	0.25% Decrease
	in millions
2019	$(5)	$5
2020	(5)	5

Accounting for Income Taxes

The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, the Company has recorded valuation allowances to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. A significant piece of objective negative evidence is the cumulative loss incurred over the three-year period ended December 31, 2019, which limits the ability to consider other subjective evidence, such as our projections for future operating results.  As a result, the Company appropriately scheduled out the future reversals of its deferred tax assets and liabilities.  As of December 31, 2019 and 2018, valuation allowances of $77 million and $11 million, respectively, were recorded in the Company’s consolidated balance sheets. If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowances might need to be recorded.

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company recognizes a tax position in its financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely than not of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s consolidated financial statements. As of December 31, 2019, a de minimis amount of unrecognized tax benefits were recognized in the consolidated balance sheets. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.

Refer to Note 16, Income Taxes, for further discussion.

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

Accounts Receivable

The Company maintains an allowance for doubtful accounts receivable, which is reviewed for estimated losses resulting from the inability of its customers to make required payments for products and services. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s collection experience. The allowance for doubtful accounts receivable was $12 million and $14 million at December 31, 2019 and 2018, respectively. The Company’s estimates of the recoverability of accounts receivable could change, and additional changes to the allowance could be necessary in the future if any major customer’s creditworthiness deteriorates or actual defaults are higher than the Company’s historical experience.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its consolidated statements of operations, balance sheets, cash flows and certain other information. This discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes that begin on page F-1.

Results of Operations for the Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

The following table shows the results of operations for the years ended December 31, 2019 and 2018, which reflects the results of acquired businesses from the relevant acquisition dates:

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Net sales	$3,326	$3,826	$(500)	(13.1%)
Cost of sales	2,888	3,283	(395)	(12.0%)
Cost of sales as a % of net sales	86.8%	85.8%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	327	328	(1)	(0.3%)
Selling, general and administrative expenses as a % of net sales	9.8%	8.6%
Restructuring, impairment and other charges-net	148	35	113	322.9%
Depreciation and amortization	120	138	(18)	(13.0%)
(Loss) income from operations	$(157)	$42	$(199)	(473.8%)

Consolidated Results

Net sales for the year ended December 31, 2019 were $3,326 million, a decrease of $500 million or 13.1% compared to the year ended December 31, 2018.  Net sales were impacted by:

•	Lower volume, the dispositions of the Company’s European printing business and retail offset printing facilities in 2018 and a $43 million decrease in pass-through paper sales; and
•	The acquisition of Print Logistics in 2018.

On a pro forma basis, the Company’s net sales for the year ended December 31, 2019 decreased by approximately $585 million or 14.9% compared to the year ended December 31, 2018 (refer to Note 3, Business Combinations and Disposition, to the consolidated financial statements).  The decrease was primarily due to lower volume and the Company’s disposition of its European printing business and retail offset printing facilities in 2018.

Total cost of sales decreased $395 million, or 12.0%, for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the dispositions of the Company’s European printing business and retail offset printing facilities in 2018, lower volume, a $26 million gain on the sale of land and a building associated with a plant closure in the Magazines, Catalogs and Logistics segment in the fourth quarter of 2019, and a gain on the sale of the Company’s commingle operations in 2019, partially offset by costs incurred by the acquisition of Print Logistics.

Selling, general and administrative expenses decreased by $1 million to $327 million for the years ended December 31, 2019 compared to the year ended December 31, 2018.  This was driven by the disposition of the Company’s European printing business, partially offset by costs associated with the Merger Agreement.

For the year ended December 31, 2019, the Company recorded restructuring, impairment and other charges of $148 million.  The charges primarily included:

•	$51 million to recognize the impairment of goodwill in the Book segment. Refer to Note 10, Restructuring, Impairment and Other Charges, for more information;
•

Employee-related charges of $30 million for an aggregate of 2,150 employees, of whom 357 were terminated as of or prior to December 31, 2019, primarily related to five facility closures in the Magazines, Catalogs and Logistics segment and one facility closure in the Book segment;

•

Other restructuring charges of $37 million primarily due to facility costs, costs associated with new revenue opportunities and cost savings initiatives implemented in 2019, and pension withdrawal obligations related to facility closures;

•	$17 million for the impairment of certain definite-lived customer relationships intangible assets in the Magazines, Catalogs and Logistics segment; and
•	$10 million to recognize impairment charges primarily related to machinery and equipment associated with facility closings in the Magazines, Catalogs and Logistics and Book segments.

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

Depreciation and amortization decreased $18 million to $120 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to due to decreased capital spending in recent years compared to historical levels and the disposition of the Company’s European printing business, partially offset by the acquisition of Print Logistics.

	2019	2018	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$76	$80	$(4)	(5.0%)
Settlement of retirement benefit obligations	137	—	137	100.0%
Termination fee from Quad	(45)	—	(45)	100.0%
Investment and other (income)-net	(37)	(48)	11	(22.9%)

Refer to Note 15, Retirement Plans, for information on the non-cash settlement charge related to retirement benefit obligations. Refer to Note 1, Overview and Basis of Presentation, for information on the termination fee received from Quad. Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.

	2019	2018	$ Change
	(in millions, except percentages)
Net (loss) income before income taxes	$(288)	$10	$(298)
Income tax expense	7	33	(26)
Effective income tax rate	(2.3%)	319.4%

The effective income tax rate was (2.3%) for the year ended December 31, 2019 and reflects a $67 million provision for a valuation allowance against U.S. deferred tax assets.  Please refer to Note 16, Income Taxes, for further discussion.

The effective income tax rate was 319.4% for the year ended December 31, 2018 and reflects a $25 million non-cash tax provision related to the disposition of the Company’s European printing business.

Refer to the Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 19, 2019, for a discussion of results of operations for the year ended 2018 as compared to the year ended 2017.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.

Magazines, Catalogs and Logistics

	2019	2018	Change
	(in millions, except percentages)
Net sales	$1,559	$1,767	$(208)
(Loss) from operations	(114)	(31)	(83)
Operating margin	(7.3%)	(1.8%)	(550) bps
Gain on the sale of fixed assets	(26)	—	(26)
Restructuring, impairment and other charges-net	67	20	47

Net sales for the Magazines, Catalogs and Logistics segment for the year ended December 31, 2019 were $1,559 million, a decrease of $208 million, or 11.7%, compared to 2018.  Net sales decreased primarily due the unprecedented drop in long-run magazine and catalog volumes during 2019, with the faster pace of decline in demand primarily due to the accelerated impact of digital disruption of demand for printed materials.  In addition, the disposition of the Company’s retail offset printing facilities, lower logistics volume, and a $35 million decrease in pass-through paper sales contributed to the decrease, all of which was partially offset by the acquisition of Print Logistics.

The increase in Magazines, Catalogs and Logistics segment loss from operations and change in operating margins was primarily due to higher restructuring, impairment and other charges and lower volume, partially offset by a $26 million gain on the sale of land and a building associated with a plant closure in the fourth quarter of 2019.

Book

	2019	2018	Change
	(in millions, except percentages)
Net sales	$1,011	$1,055	$(44)
(Loss) income from operations	(36)	58	(94)
Operating margin	(3.6%)	5.5%	(910 bps)
Restructuring, impairment and other charges-net	66	6	60

Net sales for the Book segment for the year ended December 31, 2019 were $1,011 million, a decrease of $44 million, or 4.2%, compared to 2018, largely as a result of lower volume in digitally-printed and educational books, partially offset by higher volume in fulfillment and procurement services and a $2 million increase in paper sales.

The decrease in the operating income and margins was driven by higher restructuring, impairment, and other charges-net and higher labor costs in manufacturing and fulfillment operations.

Office Products

	2019	2018	Change
	(in millions, except percentages)
Net sales	$517	$562	$(45)
Income from operations	42	40	2
Operating margin	8.1%	7.1%	100 bps
Restructuring, impairment and other charges-net	4	6	(2)
Purchase accounting adjustments	—	1	(1)

Net sales for the Office Products segment for the year ended December 31, 2019 were $517 million, a decrease of $45 million, or 8.1%, compared to 2018, largely as a result of lower volume in filing, envelopes and notetaking products.

The increase in Office Products segment income from operations and operating margin was primarily due to synergies realized from the integration of Quality Park and cost reductions, both of which increased the operating margin, partially offset by lower volume and higher labor costs.

Mexico

	2019	2018	Change
	(in millions, except percentages)
Net sales	$91	$97	$(6)
Income from operations	14	13	1
Operating margin	15.4%	13.4%	200 bps

Net sales for Mexico for the year ended December 31, 2019 were $91 million, a decrease of $6 million, or 5.7% compared to 2018.  The decrease was primarily due to lower volume.

The increase in income from operations and operating margin was due to cost control initiatives.

Other

	2019	2018	Change
	(in millions, except percentages)
Net sales	$149	$347	$(198)
Income from operations	7	13	(6)
Operating margin	4.7%	3.7%	100 bps
Restructuring, impairment and other charges-net	—	1	(1)

Net sales for the Other grouping for the year ended December 31, 2019 were $149 million, a decrease of $198 million, or 57.0%, compared to 2018, primarily due to the disposition of the Company’s European printing business, lower directories volume and a $10 million decrease in pass-through paper sales, partially offset by higher sales in outsourced services.

The decrease in income from operations was primarily due to lower volume.  The mix of volume helped to improve the operating margin compared to the prior year.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	2019	2018	Change
	(in millions, except percentages)
Total operating expenses	$70	$51	$19
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	11	2	9
Share-based compensation expenses	7	12	(5)
Expenses related to acquisitions, the Merger Agreement and dispositions	23	10	13

Refer to the Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 19, 2019, for a discussion of information by segment for the year ended 2018 as compared to the year ended 2017.

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, gain on the sale of fixed assets associated with a plant closure, the termination fee from Quad, settlement of retirement benefit obligations, expenses related to acquisitions, the Merger Agreement and dispositions, purchase accounting adjustments, separation-related expenses, and loss on debt extinguishment.

A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the years ended December 31, 2019, 2018 and 2017 is presented in the following table:

	2019	2018	2017
Net (loss)	$(295)	$(23)	$(57)
Restructuring, impairment and other charges- net	148	35	129
Gain on the sale of fixed assets	(26)	—	—
Termination fee from Quad	(45)	—	—
Settlement of retirement benefit obligations	137	—	—
Expenses related to acquisitions, the Merger Agreement and dispositions	23	10	5
Purchase accounting adjustments	—	3	(1)
Separation-related expenses	—	—	4
Loss on debt extinguishment	—	—	3
Depreciation and amortization	120	138	160
Interest expense-net	76	80	72
Income tax expense (benefit)	7	33	13
Non-GAAP adjusted EBITDA	$145	$276	$328

•	Refer to Note 10, Restructuring, Impairment and Other Charges for information on restructuring, impairment and other charges for the years ended December 31, 2019, 2018 and 2017.
•	Termination fee from Quad: Refer to Note 1, Overview and Basis of Presentation, for more information on the fee received.
•

Gain on the sale of fixed assets: During the fourth quarter of 2019, the Company sold land and a building associated with a plant closure. The $26 million gain was recorded in cost of sales in the consolidated statement of operations.

•	Settlement of retirement benefit obligations: Refer to Note 15, Retirement Plans, for more information on the settlement charges.
•

Expenses related to acquisitions, the Merger Agreement and dispositions: The year ended December 31, 2019 included charges of $23 million primarily related to costs associated with the Merger Agreement.  The year ended December 31, 2018 included charges of $10 million related to legal, accounting and other expenses associated with completed and contemplated acquisitions, costs associated with the Merger Agreement and the disposition of the Company’s European printing business.  The year ended December 31, 2017 included charges of $5 million related to legal, accounting and other expenses associated with completed and contemplated acquisitions.

•

Purchase accounting adjustments: The year ended December 31, 2018 included charges of $3 million as a result of purchase accounting inventory step-up adjustments and changes to purchase price allocations related to prior acquisitions. The year ended December 31, 2018 included net (benefit) charge of $(1) million as a result of purchase accounting inventory adjustments and a gain on acquisition.

•	Separation-related expenses: The year ended December 31, 2017 included a charge of $4 million for one-time transaction costs associated with becoming a standalone company.

•	Loss on debt extinguishment: The year ended December 31, 2017 included a loss of $3 million related to a partial debt extinguishment.
•

Income tax expense: The year ended December 31, 2019 includes income tax expense of $67 million related to a valuation allowance recorded on the Company’s deferred tax assets. The year ended December 31, 2018 included a $25 million non-cash provision recorded primarily for the write-off of a deferred tax asset associated with the disposition of the Company's European printing business.

LIQUIDITY AND CAPITAL RESOURCES

The following sections describe the Company’s cash flows for the years ended December 31, 2019 and 2018.

	2019	2018
Net cash (used in) provided by operating activities	$(4)	$162
Net cash (used in) investing activities	(34)	(55)
Net cash provided by (used in) financing activities	119	(116)

Cash flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $4 million for the year ended December 31, 2019 compared to net cash provided by operating activities of $162 million for the same period in 2018.  The decrease in net cash provided by operating activities is primarily due to the timing of payments to suppliers, and lower operating earnings, partially offset by working capital reductions driven by lower volume, improvements in the timing of customer payments received and the net impact of the Quad termination fee less payments for related expenses.

Cash flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $34 million compared to $55 million for the same period in 2018.  Significant changes are as follows:

•

Capital expenditures increased by $8 million compared to the same period in 2018, primarily due to increased spend on machinery and equipment in order to increase automation and productivity in the Book and Magazines, Catalogs and Logistics segments:

•

Cash paid for acquisitions of businesses, net of cash acquired, was impacted by the acquisition of Print Logistics in 2018 and purchase price adjustments resulting from finalization of working capital calculations in each period;

•	Proceeds of $6 million for the year ended December 31, 2019 for the disposition of the Company’s commingle operations;
•

Net proceeds of $34 million for the year ended December 31, 2019 primarily due to the sale of land and a building associated with a plant closure in the Magazines, Catalogs and Logistics segment, compared to net proceeds from the sales and purchase of investments and other assets of $9 million for the year ended December 31, 2018; and

•	Proceeds of $47 million for the year ended December 31, 2018 for the disposition of the Company’s European printing business.

Cash flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was $119 million compared to cash used in financing activities of $6 million for the same period in 2018.  Significant changes are as follows:

•	The Company paid down $44 million of long-term debt and current maturities during the year ended December 31, 2019, compared to $50 million during the year ended December 31, 2018;
•	The Company received net proceeds from credit facility borrowings of $183 million for the year ended December 31, 2019, compared to net payments of $9 million for the year ended December 31, 2018;

•	The Company paid $20 million to repurchase common stock during the year ended December 31, 2018; and
•	$18 million of lower dividends for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Refer to the Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 19, 2019, for a discussion of cash flow (from operating, investing and financing activities) for the year ended 2018 as compared to the year ended 2017.

Dividends

Cash dividends declared and paid to stockholders during the year ended December 31, 2019 totaled $17 million.

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

Contractual Cash Obligations and Other Commitments and Contingencies

The following table quantifies the Company’s future contractual obligations as of December 31, 2019:

	Payments Due In
	Total	2020	2021	2022	2023	2024	Thereafter
	(in millions)
Debt (a)	$922	$472	$—	$—	$450	$—	$—
Interest due on debt (b)	191	55	51	46	39	—	—
Multi-employer pension withdrawals obligations	102	8	8	8	8	8	62
Operating leases	190	53	43	33	22	15	24
Deferred compensation	7	1	—	—	—	1	5
Pension plan contributions (c)	12	6	6	—	—	—	—
Incentive compensation	8	8	—	—	—	—	—
Outsourced services	35	24	8	3	—	—	—
Other (d)	38	38	—	—	—	—	—
Total as of December 31, 2019	$1,505	$665	$116	$90	$519	$24	$91

(a)

Excludes unamortized debt issuance costs of $4 million and $5 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $3 million related to the Company’s Term Loan Facility. These amounts do not represent contractual obligations with a fixed amount or maturity date.  All outstanding amounts under the Company’s Term Loan Facility were classified as current as of December 31, 2019 due to the Company’s noncompliance with required debt ratios contained in the Credit Agreement. Refer to Item 1, Business, for more information.

(b)	Includes scheduled interest payments for the 8.75% Senior Notes and estimates for the Term Loan Facility.
(c)	Includes estimated pension plan contributions for 2020 and 2021 and does not include the obligations for subsequent periods as the Company is unable to reasonably estimate those amounts.
(d)	Other primarily includes employee restructuring-related severance payments ($29 million) and purchases of property, plant and equipment ($9 million).

Liquidity

Cash and cash equivalents were $105 million and $21 million as of December 31, 2019 and 2018, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of December 31, 2019 included $85 million in the U.S. and $20 million in international locations.

Until September 30, 2019, the Company maintained cash pooling structures that enabled participating international locations to draw on the pools’ cash resources to meet local liquidity needs.  Foreign cash balances were permitted to be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.   The pooling structure was discontinued in October 2019. As of December 31, 2019, the Company had $249 million of borrowings under the Revolving Credit Facility and had no availability to further draw. Additionally, the Company had $51 million in outstanding letters of credit issued under the Revolving Credit Facility as of December 31, 2019.

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

The consolidated financial statements have been prepared assuming the Company will continue as a going concern.  Based on final results of operations for the year ended December 31, 2019, the Company concluded it was not in compliance with the Consolidated Leverage Ratio and Minimum Interest Ratio contained in the Credit Agreement as of December 31, 2019.  The noncompliance occurred on the last day of the fourth quarter due to the following: the Company’s Consolidated Leverage Ratio exceeded the maximum level permitted and the Company’s Minimum Interest Ratio was below the minimum level permitted.  On March 2, 2020, the Company entered into a Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement with lenders constituting a majority under the Credit Agreement that governs the Company’s Revolving Credit Facility and Term Loan Facility. The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement waives the defaults or events of default that have occurred as a result of the financial covenant noncompliance on December 31, 2019 and prevents the lenders from directing the Administrative Agent to accelerate the debt or exercise other remedies as a result of certain other potential defaults or events of default which may occur under the Credit Agreement (the “Potential Defaults”) through the period ended May 14, 2020 (such period, the “Forbearance Period”).  The Potential Defaults include potential breaches of the Company’s financial covenants with respect to the first quarter of 2020, failure to make principal and interest payments related to the Term Loan Facility, failure to deliver audited financial statements for the year ended December 31, 2019 without a going concern qualification or exception, and failure to provide notice with respect to the Potential Defaults.  The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement contains certain covenants and requirements, and failure to comply with these covenants and requirements could result in the termination of the Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement (and the Forbearance Period) prior to its stated term.  Following the end of the Forbearance Period, the lenders may choose not to provide a full waiver of the Potential Defaults, should any occur.  The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement requires the Company to pay a waiver fee of 0.30% of the Aggregate Exposure of the Consenting Lenders as of the effective date of the Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement.  Should any of the Potential Defaults occur, unless the Company obtains an extension or another waiver, upon the termination of the Forbearance Period, the Company’s debt under the Revolving Credit Facility and Term Loan Facility could be in default and could be accelerated by lenders, which would require the Company to pay all amounts outstanding and could result in a default under, and the acceleration of, our other debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Going Concern

The financial statements included in this annual report on Form 10-K have been prepared assuming the Company will continue as a going concern.

The ability to continue as a going concern is dependent upon the Company entering into an amendment to the Credit Agreement, including revised covenants, or obtaining financing to replace the current facility, as well as continuing profitable operations, continuing to meet its obligations, and continuing to repay its liabilities arising from normal business operations when they become due. The Company has evaluated its plans to alleviate this doubt, which may include obtaining amended terms from its current lenders to allow for sufficient flexibility in the financial covenants after giving consideration to the Company’s current operations and strategic plans, or evaluating strategic alternatives in order to reduce the Company’s indebtedness. As of the issuance date of these consolidated financial statements, such plans cannot yet be considered probable (as defined by ASC 205-40, “Going Concern”) of occurring.  Negotiations with our lenders may require the Company to raise additional capital and/or pursue the sale of non-core assets to reduce existing debt. There can be no assurance that the Company will be successful in its plans to refinance, to obtain alternative financing on acceptable terms or to sell non-strategic assets, when required or if at all. If such plans are not realized, the Company may be forced to limit its business activities or be unable to continue as a going concern, which will have a material adverse effect on our consolidated results of operations and financial condition.  Management anticipates incurring certain one-time expenses, which may be significant, during 2020 relating to the plans it may pursue to alleviate the substantial doubt about the Company’s ability to continue as a going concern.

If we need to raise additional capital through public or private debt or equity financings, strategic relationships, or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products, acquiring other services or technologies, or funding significant capital expenditures and may have a material adverse effect on our business, financial position, results of operations, and cash flows, as well as impair our ability to service our debt obligations. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences, or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

As a result of the factors noted above, we believe there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements included in this annual report on Form 10-K do not include any adjustments related to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The audit opinion on our consolidated financial statements includes an emphasis of matter paragraph related to the substantial doubt surrounding the Company’s ability to continue as a going concern.

Other Information

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

Management of Market Risk

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt. At December 31, 2019, the Company’s variable-interest borrowings were $471 million, or approximately 51.1%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates. Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at December 31, 2019 by approximately $19 million.

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

OTHER INFORMATION

Environmental, Health and Safety

For a discussion of certain environmental, health and safety issues involving the Company, refer to Note 12, Commitments and Contingencies, to the consolidated financial statements.

Litigation and Contingent Liabilities

For a discussion of certain litigation involving the Company, refer to Note 12, Commitments and Contingencies, to the consolidated financial statements.

New Accounting Pronouncements and Pending Accounting Standards

Recently issued accounting standards and their estimated effect on the Company’s consolidated financial statements are also described in Note 22, New Accounting Pronouncements, and throughout the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

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

Interest Rate Risk

The Company is exposed to interest rate risk on variable rate debt obligations and price risk on fixed rate debt. As of December 31, 2019, the Company had:

•	Fixed rate debt outstanding of $450 million at a current weighted average interest rate of 8.75%; and
•

Variable rate debt outstanding of $471 million at December 31, 2019, which is comprised primarily of $222 million remaining on the Term Loan Facility and $249 million outstanding on the Revolving Credit Facility.

For the year ended December 31, 2019, the Term Loan and the Revolving Credit Facility had current weighted-average interest rates of 7.73% and 5.47%, respectively.  Refer to Debt Issuances, included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 13, Debt, for more information.  A hypothetical 10% change in interest rates in the near term would not have a material effect on interest expense or cash flows. A hypothetical 10% adverse change in interest rates in the near term would change the fair value of fixed rate debt at December 31, 2019, by approximately $19 million.

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

Although operating in local currencies may limit the impact of currency rate fluctuations on the results of operations of the Company's non-United States subsidiaries and business units, rate fluctuations may impact the consolidated financial position as the assets and liabilities of its foreign operations are translated into U.S. dollars in preparing the Company's consolidated balance sheets. As of December 31, 2019, the Company's foreign subsidiaries had net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk of $34 million. The potential decrease in net current assets as of December 31, 2019, from a hypothetical 10% adverse change in quoted foreign currency exchange rates in the near term would be approximately $3 million. This sensitivity analysis assumes a parallel shift in all major foreign currency exchange rates verses the U.S. dollar. Exchange rates rarely move in the same direction relative to the U.S. dollar due to positive and negative correlations of the various global currencies.  This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

These international operations are subject to risks typical of international operations, including, but not limited to, differing economic conditions, changes in political climate, potential restrictions on the movement of funds, differing tax structures, and other regulations and restrictions. Accordingly, future results could be adversely impacted by changes in these or other factors.

Credit Risk

Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Prior to granting credit, each customer is evaluated, taking into consideration the prospective customer's financial condition, payment experience, credit bureau information and other financial and qualitative factors that may affect the customer's ability to pay. Specific credit reviews and standard industry credit scoring models are used in performing this evaluation. Customers' financial condition is continuously monitored as part of the normal course of business. Some of the Company's customers are highly leveraged or otherwise subject to their own operating and regulatory risks. Based on those customer account reviews and due to the continued uncertainty of the global economy, the Company has established an allowance for doubtful accounts of $12 million as of December 31, 2019.

The Company has a large, diverse customer base and does not have a high degree of concentration with any single customer account. During the year ended December 31, 2019, the Company's largest customer accounted for less than 10% of the Company's net sales. Even if the Company's credit review and analysis mechanisms work properly, the Company may experience financial losses in its dealings with customers and other parties. Any increase in nonpayment or nonperformance by customers could adversely impact the Company's results of operations and financial condition. Economic disruptions in the near term could result in significant future charges.

Commodity Risk

The primary raw materials used by the Company are paper and ink. At this time, the Company's supply of raw materials is readily available from numerous vendors; however, based on market conditions, that could change in the future. The Company generally buys these raw materials based upon market prices that are established with the vendor as part of the procurement process.

To reduce price risk caused by market fluctuations, the Company has incorporated price adjustment clauses in certain sales contracts. Although the Company is able to pass most commodity cost increases through to its customers, management believes a hypothetical 10% adverse change in the price of paper and other raw materials in the near term would have a significant effect on demand for the Company’s products due to the increase in total costs to our customers. Management is not able to quantify the likely impact of such a change in raw material prices on the Company’s consolidated statements of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Item 15 of Part IV of this annual report on Form 10-K.

ITEM 9. CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of December 31, 2019 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Refer to the Report of Management on Internal Control Over Financial Reporting for more information.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

The management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

Management of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  Management based this assessment on criteria for effective internal control over financial reporting described in the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on management’s assessment, management determined that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the consolidated financial statements of the Company included in this annual report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as stated in its report appearing below.

March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LSC Communications, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LSC Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s ability to continue as a going concern and related to the changes in accounting principles due to the adoption of Accounting Standards Update No. 2016-02, “Leases (Topic 842)” and Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”

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

/s/ DELOITTE & TOUCHE LLP

Chicago, IL

March 2, 2020

ITEM 9B. OTHER INFORMATION

The Company determined that Sarah L. Hoxie, Corporate Controller, serves as the Company’s Principal Accounting Officer and she has signed the annual report on Form 10-K in this capacity.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF LSC COMMUNICATIONS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is incorporated herein by reference to the descriptions under “Proposal 1: Election of Directors,” “About the Continuing Directors,” “The Board’s Committees and their Functions” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for the Annual Meeting of Stockholders (the “2020 Proxy Statement”).  See also the information with respect to the Company’s executive officers at the end of Part I of this annual report on Form 10-K under the caption Executive Officers of LSC Communications, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive and director compensation is incorporated by reference to the material under the captions “Compensation Discussion and Analysis,” “Human Resources Committee Report,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” and “2019 CEO Pay Ratio” of the 2020 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the heading “Stock Ownership” of the 2020 Proxy Statement.

Information as of December 31, 2019 concerning compensation plans under which LSC Communications’ equity securities are authorized for issuance are as follows:

Number of Securities
	Number of Securities		Remaining Available for
	to Be Issued upon	Weighted-Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights (b)	Reflected in Column (1))
	(1)	(2)	(3)
Plan Category
Equity compensation plan approved by security holders	1,789,875 (a)	$32.30	3,581,951 (c)

(a)	Includes 1,632,630 shares issuable upon the vesting of restricted stock units.
(b)	Restricted stock units were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.
(c)

The 2016 Performance Incentive Plan allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 6,600,000 in the aggregate, of which 3,581,951 remain available for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence is incorporated herein by reference to the material under the heading “Certain Relationships and Related Party Transactions,” “The Board’s Committees and Their Functions” and “Corporate Governance—Director Independence” of the 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “The Company’s Independent Registered Public Accounting Firm - Fees” of the 2020 Proxy Statement.

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

Certain schedules have been omitted because the required information is included in the consolidated financial statements and notes thereto or because they are not applicable or not required.

ITEM 15(a). INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of LSC Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LSC Communications, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company was not in compliance with certain covenants contained in its Credit Agreement as of December 31, 2019 but has entered into a “Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement” with the lenders constituting a majority under the Credit Agreement that is in effect through May 14, 2020, absent further events of default.  Unless the Company obtains an extension or another waiver beyond May 14, 2020, the Company could be in default of the Revolving Credit Facility and Term Loan Facility and all amounts then outstanding could be accelerated by the lenders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Changes in Accounting Principles

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of Accounting Standards Update No. 2016-02, “Leases (Topic 842)” under the modified retrospective method, and the Company changed its method of accounting for revenue from contracts with customers in the year ended December 31, 2018 due to the adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” under the modified retrospective method.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 2, 2020

We have served as the Company's auditor since 2015.

LSC COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$3,326	$3,826	$3,603
Cost of sales	2,888	3,283	3,026
Selling, general and administrative expenses (exclusive of depreciation and amortization)	327	328	307
Restructuring, impairment and other charges-net (Note 10)	148	35	129
Depreciation and amortization	120	138	160
(Loss) income from operations	(157)	42	(19)
Interest expense-net (Note 13)	76	80	72
Settlement of retirement benefit obligations (Note 15)	137	—	—
Termination fee from Quad (Note 1)	(45)	—	—
Investment and other (income)-net	(37)	(48)	(47)
(Loss) income before income taxes	(288)	10	(44)
Income tax expense	7	33	13
Net (loss)	$(295)	$(23)	$(57)

Net (loss) per common share (Note 14)
Basic net (loss) per share	$(8.82)	$(0.67)	$(1.69)
Diluted net (loss) per share	$(8.82)	$(0.67)	$(1.69)

Weighted-average number of common shares outstanding:
Basic	33.4	33.8	33.8
Diluted	33.4	33.8	33.8

Refer to Notes to the Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Year Ended December 31,
	2019	2018	2017
Net (loss)	$(295)	$(23)	$(57)

Other comprehensive income (loss), net of tax (Note 17):
Translation adjustments	2	(7)	21
Adjustment for net periodic pension plan cost	54	(4)	34
Other comprehensive income (loss)	56	(11)	55
Comprehensive (loss)	$(239)	$(34)	$(2)

The adjustments for net pension plan cost were net of income tax expense of $18 million for the twelve months ended December 31, 2019, benefit of $1 million for the year ended December 31, 2018 and expense of $15 million for the year ended December 31, 2017.

Refer to Notes to the Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$105	$21
Receivables, less allowances for doubtful accounts of $12 in 2019 (2018 - $14)	472	617
Inventories (Note 7)	170	197
Income tax receivable	5	4
Prepaid expenses and other current assets	36	28
Total current assets	788	867
Property, plant and equipment-net (Note 8)	440	508
Goodwill (Note 9)	52	103
Other intangible assets-net (Note 9)	120	156
Right-of-use assets for operating leases	163	—
Deferred income taxes	9	27
Other noncurrent assets	77	93
Total assets	$1,649	$1,754

LIABILITIES
Accounts payable	$175	$372
Accrued liabilities (Note 11)	211	199
Short-term debt and current portion of long-term debt (Note 13)	465	108
Short-term operating lease liabilities	42	—
Total current liabilities	893	679
Long-term debt (Note 13)	445	659
Pension liabilities	156	132
Restructuring and multi-employer pension liabilities (Note 10)	42	45
Long-term operating lease liabilities	129	—
Other noncurrent liabilities	56	61
Total liabilities	$1,721	$1,576

Commitments and contingencies (Note 12)

EQUITY
Common stock, $0.01 par value
Authorized: 65,000,000
Issued: 35,559,052 shares in 2019 (2018: 35,029,565)	$—	$—
Additional paid-in capital	835	828
Accumulated deficit	(354)	(42)
Accumulated other comprehensive loss (Note 17)	(528)	(584)
Treasury stock, at cost: 2,084,055 shares in 2019 (2018: 1,888,205)	(25)	(24)
Total equity	(72)	178
Total liabilities and equity	$1,649	$1,754

Refer to Notes to the Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net (loss)	$(295)	$(23)	$(57)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Impairment charges	79	6	88
Depreciation and amortization	120	138	160
Provision for doubtful accounts receivable	7	7	3
Share-based compensation	7	12	13
Deferred income taxes	2	21	(15)
Settlement of retirement benefit obligations	137	—	—
Gain on sale of investments and other assets-net	(34)	(3)	(10)
Other	6	7	5
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable-net	137	103	(7)
Inventories	27	(6)	5
Prepaid expenses and other current assets	(3)	(2)	(1)
Accounts payable	(177)	(38)	103
Income taxes receivable and payable	(2)	11	(7)
Accrued liabilities and other	(15)	(71)	(75)
Net cash (used in) provided by operating activities	(4)	162	205

Cash Flows from Investing Activities
Capital expenditures	(71)	(63)	(60)
Acquisitions of businesses, net of cash acquired	(3)	(48)	(236)
Disposition of businesses	6	47	—
Net proceeds from sales and purchases of investments and other assets	34	9	18
Net cash (used in) investing activities	(34)	(55)	(278)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	—	65
Payments of current maturities and long-term debt	(44)	(50)	(118)
Net proceeds (payments) from credit facility borrowings	183	(9)	75
Debt issuance costs	(2)	(1)	(1)
Proceeds from issuance of common stock	—	—	18
Payments for repurchase of common stock	—	(20)	—
Dividends paid	(17)	(35)	(34)
Other financing activities	(1)	(1)	(2)
Payments from RRD-net	—	—	3
Net cash provided by (used in) financing activities	119	(116)	6

Effect of exchange rate on cash and cash equivalents	1	(2)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	82	(11)	(62)
Cash, cash equivalents and restricted cash at beginning of year	24	35	97
Cash, cash equivalents and restricted cash at end of period	$106	$24	$35

Supplemental non-cash disclosure:
Issuance of approximately 1.0 million shares of LSC Communications, Inc. common stock for acquisition of a business	$—	$—	$20

Reconciliation to the Consolidated Balance Sheets	As of December 31,
	2019	2018
Cash and cash equivalents	$105	$21
Restricted cash included in prepaid expenses and other current assets	1	3
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$106	$24

Refer to Notes to the Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

						Retained	Accumulated
			Additional			Earnings	Other
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	(Loss) Income	Equity
Balance at December 31, 2016	32	$—	$770	—	$—	$1	$(531)	$240
Net (loss)	—	—	—	—	—	(57)	—	(57)
Separation-related adjustments	—	—	(5)	—	—	—	—	(5)
Issuance of common stock	2	—	38	—	—	—	—	38
Issuance of share-based awards, net of withholdings and other	1	—	—	—	(2)	—	—	(2)
Share-based compensation	—	—	13	—	—	—	—	13
Cash dividends paid	—	—	—	—	—	(34)	—	(34)
Other comprehensive income	—	—	—	—	—	—	55	55
Balance at December 31, 2017	35	$—	$816	—	$(2)	$(90)	$(476)	$248
Net (loss)	—	—	—	—	—	(23)	—	(23)
Repurchase of common stock	—	—	—	2	(20)	—	—	(20)
Revenue recognition adjustments	—	—	—	—	—	9	—	9
Reclassification of tax rate change to accumulated deficit	—	—	—	—	—	97	(97)	—
Issuance of share-based awards, net of withholdings and other	—	—	—	—	(2)	—	—	(2)
Share-based compensation	—	—	12	—	—	—	—	12
Cash dividends paid	—	—	—	—	—	(35)	—	(35)
Other comprehensive loss	—	—	—	—	—	—	(11)	(11)
Balance at December 31, 2018	35	$—	$828	2	$(24)	$(42)	$(584)	$178
Net (loss)	—	—	—	—	—	(295)	—	(295)
Issuance of share-based awards, net of withholdings and other	1	—	—	—	(1)	—	—	(1)
Share-based compensation	—	—	7	—	—	—	—	7
Cash dividends paid	—	—	—	—	—	(17)	—	(17)
Other comprehensive income	—	—	—	—	—	—	56	56
Balance at December 31, 2019	36	$—	$835	2	$(25)	$(354)	$(528)	$(72)

There were dividends declared per common share of $0.52, $1.04 and $1.00 during the years ended December 31, 2019, 2018 and 2017, respectively.

Refer to Notes to the Consolidated Financial Statements

LSC Communications, Inc.

Notes to Consolidated Financial Statements

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

Basis of Presentation

The consolidated financial statements include the balance sheets, statements of operations and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).  All intercompany transactions have been eliminated in consolidation.

As a result of the Company’s segment analysis in the fourth quarter of 2019, Mexico met the requirements to be classified as a reportable segment (previously included as a non-reportable segment).  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.  Refer to Note 19, Segment Information, for more information.

The Company adopted Accounting Standards Update No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02” or “ASC 842”) on January 1, 2019 using the modified retrospective adoption method.  Refer to Note 5, Leases, for more information.

The Company adopted Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”, or the “standard”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.  The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared and continue to be reported under previous guidance.

Going Concern

The consolidated financial statements have been prepared assuming the Company will continue as a going concern.  Based on final results of operations for the year ended December 31, 2019, the Company concluded it was not in compliance with the Consolidated Leverage Ratio and Minimum Interest Ratio contained in the Credit Agreement of December 31, 2019.  The noncompliance occurred on the last day of the fourth quarter due to the following: the Company’s Consolidated Leverage Ratio exceeded the maximum level permitted and the Company’s Minimum Interest Ratio was below the minimum level permitted.  On March 2, 2020, the Company entered into a Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement with lenders constituting a majority under the Credit Agreement that governs the Company’s Revolving Credit Facility and Term Loan Facility. The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement waives the defaults or events of default that have occurred as a result of the financial covenant noncompliance on December 31, 2019 and prevents the lenders from directing the Administrative Agent to accelerate the debt or exercise other remedies as a result of certain other potential defaults or events of default which may occur under the Credit Agreement (the “Potential Defaults”), through the period ended May 14, 2020 (such period, the “Forbearance Period”).  The Potential Defaults include potential breaches of the Company’s financial covenants with respect to the first quarter of 2020, failure to make principal and interest payments related to the Term Loan Facility, failure to deliver audited financial statements for the year ended December 31, 2019 without a going concern qualification or exception, and failure to provide notice with respect to the Potential Defaults. The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement contains certain covenants and requirements, and failure to comply with these covenants and requirements could result in the termination of the Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement (and the Forbearance Period) prior to its stated term.  Following the end of the Forbearance Period, the lenders may choose not to provide a full waiver of the Potential Defaults, should any occur.  The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement requires the Company to pay a waiver fee of 0.30% of the Aggregate Exposure of the Consenting Lenders as of the effective date of the Waiver and Forbearance Agreement.  Should any of the Potential Defaults occur, unless the Company obtains an extension or another waiver, upon the termination of the Forbearance Period, the Company’s debt under the Revolving Credit Facility and Term Loan Facility could be in default and could be accelerated by lenders, which would require the Company to pay all amounts outstanding and could result in a default under, and the acceleration of, our other debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company entering into an amendment to the Credit Agreement, including revised covenants, or obtaining financing to replace the current facility, as well as continuing profitable operations, continuing to meet its obligations, and continuing to repay its liabilities arising from normal business operations when they become due. The Company has evaluated its plans to alleviate this doubt, which may include obtaining amended terms from its current lenders to allow for sufficient flexibility in the financial covenants after giving consideration to the Company’s current operations and strategic plans, or evaluating strategic alternatives in order to reduce the Company’s indebtedness. As of the issuance date of these consolidated financial statements, such plans cannot yet be considered probable (as defined by ASC 205-40, “Going Concern”) of occurring.  Negotiations with our lenders may require the Company to raise additional capital and/or pursue the sale of non-core assets to reduce existing debt. There can be no assurance that the Company will be successful in its plans to refinance, to obtain alternative financing on acceptable terms or to sell non-strategic assets, when required or if at all. If such plans are not realized, the Company may be forced to limit its business activities or be unable to continue as a going concern, which will have a material adverse effect on our consolidated results of operations and financial condition. Management anticipates incurring certain one-time expenses, which may be significant, during 2020 relating to the plans it may pursue to alleviate the substantial doubt about the Company’s ability to continue as a going concern.

If we need to raise additional capital through public or private debt or equity financings, strategic relationships, or other arrangements, this capital might not be available to us in a timely manner, on acceptable terms, or at all. Our failure to raise sufficient capital when needed could severely constrain or prevent us from, among other factors, developing new or enhancing existing services or products, acquiring other services or technologies, or funding significant capital expenditures and may have a material adverse effect on our business, financial position, results of operations, and cash flows, as well as impair our ability to service our debt obligations. If additional funds were raised through the issuance of equity or convertible debt securities, the percentage of stock owned by the then-current stockholders could be reduced. Furthermore, such equity or any debt securities that we issue might have rights, preferences, or privileges senior to holders of our common stock. In addition, trends in the securities and credit markets may restrict our ability to raise any such additional funds, at least in the near term.

The consolidated financial statements included in this annual report on Form 10-K do not include any adjustments related to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The audit opinion on our consolidated financial statements includes an emphasis of matter paragraph related to the substantial doubt surrounding the Company’s ability to continue as a going concern.

Note 2. Significant Accounting Policies

Use of Estimates—The preparation of the consolidated financial statements, in conformity with GAAP, requires the extensive use of management’s estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting periods.

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

Revenue Recognition—As explained in Note 1, Overview and Basis of Presentation, the Company adopted ASC 606, on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.  The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared and continue to be reported under previous guidance.

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

Receivables—Receivables are stated net of allowances for doubtful accounts and primarily include trade receivables, notes receivable and miscellaneous receivables from suppliers. No single customer comprised more than 10% of our net sales in 2019, 2018 or 2017. Specific customer provisions are made when a review of significant outstanding amounts, utilizing information about customer creditworthiness and current economic trends, indicates that collection is doubtful. In addition, provisions are made at differing rates, based upon the age of the receivable and the Company’s historical collection experience. Refer to Note 6, Accounts Receivable, for details of activity affecting the allowance for doubtful accounts receivable.

Inventories—Inventories include material, labor and factory overhead and are stated at the lower of cost or net realizable value and net of excess and obsolescence reserves for raw materials and finished goods. Provisions for excess and obsolete inventories are made at differing rates, utilizing historical data and current economic trends, based upon the age and type of the inventory. Specific excess and obsolescence provisions are also made when a review of specific balances indicates that the inventories will not be utilized in production or sold.

The cost of 65.1% and 63.0% of the inventories at December 31, 2019 and 2018, respectively, has been determined using the Last-In, First-Out (“LIFO”) method. The LIFO method is intended to reflect the effect of inventory replacement costs within the consolidated statements of operations; accordingly, charges to cost of sales generally reflect recent costs of material, labor and factory overhead. The Company uses an external-index method of valuing LIFO inventories. The remaining inventories, primarily related to certain acquired and international operations, are valued using the First-In, First-Out (“FIFO”) or specific identification methods.

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

Refer to Note 10, Restructuring, Impairment and Other Charges, for more information regarding the Company’s impairment reviews.

Amortization—Certain costs to acquire and develop internal-use computer software are capitalized and amortized over their estimated useful life using the straight-line method, up to a maximum of 3 years. Amortization expense, primarily related to internally-developed software and excluding amortization expense related to other intangible assets, was $9 million, $9 million and $5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Deferred debt issuance costs are amortized over the term of the related debt.

Other intangible assets, except for those intangible assets with indefinite lives, are recognized separately from goodwill and are amortized over their estimated useful lives. Other intangible assets with indefinite lives are not amortized. Refer to Note 9, Goodwill and Other Intangible Assets, for further discussion of other intangible assets and the related amortization expense.

Share-Based Compensation— The Company recognizes compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. Refer to Note 18, Stock and Incentive Programs, for further discussion.

Leases— As explained in Note 1, Overview and Basis of Presentation, the Company adopted ASC 842, on January 1, 2019 using the modified retrospective adoption method.

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

For leases that include renewal options that the Company is reasonably certain to exercise, the Company includes the renewal period in its initial classification of the lease. Renewal options range from 1 year to 3 years.

Variable lease payments do not depend on a published index or rate, and therefore, are expensed as incurred.

Pension Benefits Plans— The Company records annual income and expense amounts relating to its pension plans based on calculations that include various actuarial assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of modifications on the value of plan obligations and assets is recognized immediately within other comprehensive income (loss) and amortized into operating earnings over future periods. The Company believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience, market conditions and input from its actuaries and investment advisors.  Refer to Note 15, Retirement Plans, for information on settlements recorded by the Company in 2019.

Taxes on Income—The Company has recorded deferred tax assets related to future deductible items, including domestic and foreign tax loss and credit carryforwards. The Company evaluates these deferred tax assets by tax jurisdiction. The utilization of these tax assets is limited by the amount of taxable income expected to be generated within the allowable carryforward period and other factors. Accordingly, the Company has recorded valuation allowances to reduce certain of these deferred tax assets when management has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be fully realized. A significant piece of objective negative evidence is the cumulative loss incurred over the three-year period ended December 31, 2019, which limits the ability to consider other subjective evidence, such as our projections for future operating results.  As a result, the Company appropriately scheduled out the future reversals of its deferred tax assets and liabilities.  As of December 31, 2019 and 2018, valuation allowances of $77 million and $11 million, respectively, were recorded in the Company’s consolidated balance sheets.  If actual results differ from these estimates, or the estimates are adjusted in future periods, adjustments to the valuation allowance might need to be recorded.  In evaluating the Company’s ability to recover its deferred taxes, the Company considers all available positive and negative evidence.

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various U.S. and foreign tax authorities. The Company recognizes a tax position in its financial statements when it is more likely than not (a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although management believes that its estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in the Company’s consolidated financial statements. As of December 31, 2019, a de minimis amount of unrecognized tax benefits were recognized in the consolidated balance sheets. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense.  Refer to Note 16, Income Taxes, for further discussion.

Comprehensive Income (Loss)—Comprehensive income (loss) for the Company consists of net earnings, unrecognized actuarial gains and losses and foreign currency translation adjustments. Refer to Note 17, Comprehensive Income, for further discussion.

Note 3.  Business Combinations and Disposition

2018 Acquisition

On July 2, 2018, the Company completed the acquisition of R.R. Donnelley & Sons’ Print Logistics business (“Print Logistics”), an integrated logistics services provider to the print industry with an expansive distribution network.  The acquisition enhanced the Company’s logistics service offering and is included in the Company’s logistics segment.  The original total purchase price was $58 million in cash, which was reduced to $52 million as a result of a $6 million net working capital settlement in the fourth quarter of 2018.  Of the final total purchase price, $21 million was recorded in goodwill related to this acquisition.

2018 Disposition

On September 28, 2018, the Company completed the sale of its European printing business, which included web offset manufacturing facilities, a logistics and warehousing site and a location dedicated to premedia services, for proceeds of $47 million.  See Note 16, Income Taxes, for information related to a $25 million non-cash provision recorded primarily for the write-off of a deferred tax asset associated with the disposition.  The European printing business was included in the Europe segment, which was disclosed as part of the Other segment grouping.

Acquisition Information

The acquisition of Print Logistics was recorded by allocating the cost of the acquisition to the assets acquired, including other intangible assets, based on their estimated fair values at the acquisition date.  The excess of the cost of the acquisition over the net amounts assigned to the fair value of the assets acquired was recorded in goodwill. The goodwill is primarily attributable to the synergies expected to arise as a result of the acquisitions.   The tax deductible goodwill related to the Print Logistics acquisition was $25 million.

The purchase price allocation for Print Logistics was final as of December 31, 2018.  There were no changes to the purchase price allocation as of December 31, 2019 compared to the disclosed purchase price allocation in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

The final purchase price allocation for Print Logistics was as follows:

Accounts Receivable	$40
Prepaid expenses and other current assets	1
Property, plant and equipment	8
Other intangible assets	17
Goodwill	21
Accounts payable and accrued liabilities	(35)
Purchase price and net cash paid	$52

The fair values of goodwill, other intangible assets and property, plant and equipment associated with Print Logistics were determined to be Level 3 under the fair value hierarchy, which included discounted cash flow analyses and comparable marketplace fair value data.  Property, plant and equipment values were estimated using either the cost, or if a secondhand market existed, the market approach. The following table presents the fair value, valuation techniques and related unobservable inputs for these Level 3 measurements associated with Print Logistics:

	Fair Value	Valuation Technique	Unobservable Input	Value
Customer relationships	$17	Multi-period excess earnings method	Existing customer growth rate	(3.5%)
			Attrition rate	7.5%
			Discount rate	18.0%

For the years ended December 31, 2019, 2018 and 2017, the Company recorded a de minimis amount, $2 million and $5 million, respectively, associated with the completed and contemplated acquisitions within selling, general and administrative expenses in the consolidated statements of operations.

Pro forma results

The following unaudited pro forma financial information for the year ended December 31, 2019 and 2018 presents the consolidated statements of operations of the Company and the acquisition of Print Logistics as if the acquisition had occurred as of January 1 of the year prior to the acquisition.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated statements of operations that would have been reported had this acquisition been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future consolidated statements of operations.  Pro forma adjustments are tax-effected at the applicable statutory tax rates.

	Year ended December 31,
	2019	2018
Net sales	$3,326	$3,911
Net (loss)	(295)	(26)
Net (loss) per common share
Basic	$(8.82)	$(0.77)
Diluted	$(8.82)	$(0.77)

The following table outlines unaudited pro forma financial information for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Amortization of purchased intangibles	$18	$19

There were no nonrecurring pro forma adjustments affecting net (loss) income for the years ended December 31, 2019 and 2018.

Note 4.  Revenue Recognition

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

Refer to Note 2, Significant Accounting Policies, for further information on the Company’s revenue recognition policies.

Disaggregated Revenue

The following table provides information about disaggregated revenue by major products/service lines and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments.

	Year Ended
	December 31, 2019
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Mexico	Other	Corporate	Total
Major Products / Service Lines
Book (a)	$—	$1,011	$—	$—	$—	$—	$1,011

Magazines and Catalogs (b)	$1,218	$—	$—	$91	$81	$—	$1,390
North America	1,218	—	—	91	81	—	1,390
Europe	—	—	—	—	—	—	—

Logistics	$341	$—	$—	$—	$—	$—	$341

Directories	$—	$—	$—	$—	$68	$—	$68
North America	—	—	—	—	68	—	68
Europe	—	—	—	—	—	—	—

Office Products	$—	$—	$517	$—	$—	$(1)	$516
Total	$1,559	$1,011	$517	$91	$149	$(1)	$3,326

Timing of Revenue Recognition
Products and services transferred at a point in time	$1,106	$871	$517	$91	$68	$(1)	$2,652
Products and services transferred over time	453	140	—	—	81	—	674
Total	$1,559	$1,011	$517	$91	$149	$(1)	$3,326

	Year Ended
	December 31, 2018
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Mexico	Other	Corporate	Total
Major Products / Service Lines
Book (a)	$—	$1,055	$—	$—	$—	$—	$1,055

Magazines and Catalogs (b)	$1,497	$—	$—	$97	$241	$—	$1,835
North America	1,497	—	—	97	77	—	1,671
Europe	—	—	—	—	164	—	164

Logistics	$270	$—	$—	$—	$—	$—	$270

Directories	$—	$—	$—	$—	$106	$—	$106
North America	—	—	—	—	92	—	92
Europe	—	—	—	—	14	—	14

Office Products	$—	$—	$562	$—	$—	$(2)	$560
Total	$1,767	$1,055	$562	$97	$347	$(2)	$3,826

Timing of Revenue Recognition
Products and services transferred at a point in time	$1,371	$929	$562	$97	$270	$(2)	$3,227
Products and services transferred over time	396	126	—	—	77	—	599
Total	$1,767	$1,055	$562	$97	$347	$(2)	$3,826

(a)	Includes e-book formatting and supply chain management associated with book production
(b)	Includes premedia and co-mail

Due to the Company’s adoption of ASC 606 using the modified retrospective method on January 1, 2018, disaggregated revenue information is not disclosed for the year ended December 31, 2017.

Contract Balances

The following table provides changes in contract assets and liabilities during the year ended December 31, 2019.

	Short-Term Contract Assets	Long-Term Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2019	$44	$30	$16
Additions to unbilled accounts receivable	38	—	—
Unbilled accounts receivable recognized in trade receivables	(42)	—	—
Payment of contract acquisition costs	—	3	—
Amortization of contract acquisition costs	—	(12)	—
Write-off due to termination of contract acquisition costs	—	(7)	—
Revenue recognized that was included in contract liabilities as of January 1, 2019	—	—	(12)
Increases due to cash received	—	—	13
Ending Balance, December 31, 2019	$40	$14	$17

The trade receivables balances as of December 31, 2019 and 2018 were $366 million and $488 million, respectively.

Contract Acquisition Costs

In connection with the adoption of ASC 606, the Company is required to capitalize certain contract acquisition costs.  For contracts that have a duration of less than one year, the Company follows the ASC 606 practical expedient approach and expenses these costs when incurred; for contracts with life exceeding one year, the Company records these costs in proportion to each completed contract performance obligation.  For the year ended December 31, 2019, the amount of amortization was $12 million and there was $7 million of impairment loss related to costs capitalized. For the year ended December 31, 2018, the amount of amortization was $11 million and there was no impairment loss in relation to costs capitalized.

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

For leases that include renewal options that the Company is reasonably certain to exercise, the Company includes the renewal period in its initial classification of the lease. Renewal options range from 1 year to 3 years.

Variable lease payments do not depend on a published index or rate, and therefore, are expensed as incurred.

The components of total net lease expense were as follows:

Year Ended
December 31, 2019
Operating lease expense	$71
Sublease (income)	(8)
Variable lease expense	11
Total net lease expense	$74

Operating lease expense includes $4 million of impairment recorded on ROU assets due to facility closures in Magazines, Catalogs and Logistics ($3 million) and Office Products ($1 million).  The impairment charges are recorded in other restructuring charges.

During the year ended December 31, 2019, the Company incurred a de minimis amount of finance lease cost, consisting of finance lease ROU asset amortization and interest on finance lease liabilities, and a de minimis amount of cost associated with short-term leases.

Supplemental non-cash information related to leases is included below:

Year Ended
December 31, 2019
ROU assets acquired in exchange for lease obligations:
ROU assets
Operating leases	$18

Lease obligations
Operating leases	$18

During the year ended December 31, 2019, the Company recorded $61 million of operating cash outflows from operating leases.

During the year ended December 31, 2019, the Company recorded a de minimis amount of cash flows from financing leases.  No finance lease ROU assets or obligations were acquired during the year ended December 31, 2019.

Supplemental information regarding the weighted average lease term and discount rate is included below:

December 31, 2019
Weighted Average Remaining Lease Term (years)
Operating leases	5.0
Financing leases	2.1

Weighted Average Discount Rate
Operating leases	8.6%
Financing leases	6.9%

The annual maturities of lease liabilities as of December 31, 2019 were as follows:

Operating Leases
2020	$53
2021	45
2022	35
2023	24
2024	19
2025 & thereafter	28
Total undiscounted lease payments	204
Imputed interest	(33)
Total lease liabilities	$171

During the year ended December 31, 2019, the Company recorded a de minimis amount of maturities for finance lease liabilities.  As of December 31, 2019, the Company has no additional operating leases that have not commenced.

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

Note 6. Accounts Receivable

Transactions affecting the allowances for doubtful accounts receivable balance during the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Balance, beginning of year	$14	$11	$10
Provisions charged to expense	7	7	3
Write-offs and other	(9)	(4)	(2)
Balance, end of period	$12	$14	$11

Note 7.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at December 31, 2019 and 2018 were as follows:

	2019	2018
Raw materials and manufacturing supplies	$91	$119
Work in process	38	50
Finished goods	87	80
Last in, first out reserve	(46)	(52)
Total	$170	$197

During the years ended December 31, 2019, 2018 and 2017, the Company recognized LIFO benefit of $6 million, $5 million benefit and $1 million, respectively.

Note 8.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at December 31, 2019 and 2018 were as follows:

	2019	2018
Land	$35	$43
Buildings	663	709
Machinery and equipment	3,006	3,759
	3,704	4,511
Less: Accumulated depreciation	(3,264)	(4,003)
Total	$440	$508

During the years ended December 31, 2019, 2018 and 2017, depreciation expense was $94 million, $112 million and $137 million, respectively.

Refer to Note 10, Restructuring, Impairment and Other Charges, for information on impairment recorded.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $9 million and $3 million at December 31, 2019 and 2018, respectively. These assets were included in other current assets in the consolidated balance sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.  In the fourth quarter of 2019, the Company sold land and a building that were previously recorded as assets held for sale (net book value of $8 million) associated with a plant closure that occurred in 2019 in the Magazines, Catalogs and Logistics segment. Refer to Note 10, Restructuring, Impairment and Other Charges, for information on the gain recorded related to this sale.  Additionally, the Company moved land and building to assets held for sale (net book value of $7 million) in the fourth quarter of 2019 related to a plant closure in the Magazines, Catalogs and Logistics segment.

Note 9.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 were as follows:

	Magazines,
	Catalogs		Office
	and Logistics	Book	Products	Mexico	Other	Total
Net book value as of January 1, 2018
Goodwill	$502	$354	$110	$—	$78	$1,044
Accumulated impairment losses	(502)	(303)	(79)	—	(78)	(962)
Total	—	51	31	—	—	82
Acquisition	21	—	—	—	—	21
Net book value as of December 31, 2018
Goodwill	$523	$354	$110	$—	$5	$992
Accumulated impairment losses	(502)	(303)	(79)	—	(5)	(889)
Total	21	51	31	—	—	103
Impairment charges	—	51	—	—	—	51
Net book value as of December 31, 2019
Goodwill	523	354	110	—	5	992
Accumulated impairment losses	(502)	(354)	(79)	—	(5)	(940)
Total	$21	$—	$31	$—	$—	$52

During the year ended December 31, 2019, the Company recorded charges of $51 million to recognize the impairment of goodwill for Book segment.  There was no impairment of goodwill during the year ended December 31, 2018.

As a result of the Company’s disposition of its European printing business on September 28, 2018, Europe’s goodwill (included in the Other grouping) as of the disposition date, $73 million of gross goodwill and accumulated impairment losses for a net $0 balance, was written off on the disposition date.

The components of other intangible assets at December 31, 2019 and 2018 were as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$248	$(149)	$99	$268	$(137)	$131
Trade names	29	(8)	21	9	(6)	3
Total amortizable other intangible assets	277	(157)	120	277	(143)	134
Indefinite-lived trade names	—	—	—	22	—	22
Total other intangible assets	$277	$(157)	$120	$299	$(143)	$156

In the second quarter of 2019, the Company impaired certain definite-lived customer relationships with a net book value of $17 million within the Magazines, Catalogs and Logistics segment.  Additionally, the Company recorded $1 million of impairment related to certain trade names during the year ended December 31, 2019.

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

Amortization expense for other intangible assets was $18 million for each of the years ended December 31, 2019, 2018 and 2017.

The following table outlines the estimated annual amortization expense related to other intangible assets as of December 31, 2019:

For the year ending December 31,	Amount
2020	$17
2021	15
2022	14
2023	13
2024	13
2025 and thereafter	48
Total	$120

Refer to Note 10, Restructuring, Impairment and Other Charges, for discussion of goodwill and intangibles impairment charges recorded during the years ended December 31, 2019 and 2018.

Note 10.  Restructuring, Impairment and Other Charges

Year Ended December 31, 2019

		Other	Total
Year Ended	Employee	Restructuring	Restructuring		Other
December 31, 2019	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$24	$18	$42	$25	$—	$67
Book	5	5	10	54	2	66
Office Products	1	3	4	—	—	4
Mexico	—	—	—	—	—	—
Other	—	—	—	—	—	—
Corporate	—	11	11	—	—	11
Total	$30	$37	$67	$79	$2	$148

Restructuring Charges

For the year ended December 31, 2019, the Company incurred employee-related charges of $30 million for an aggregate of 2,150 employees, of whom 357 were terminated as of or prior to December 31, 2019, primarily related to five facility closures in the Magazines, Catalogs and Logistics segment and one facility closure in the Book segment. During the fourth quarter of 2019, the Company recorded a $26 million gain in cost of goods sold (in the consolidated statement of operations) related to the sale of land and a building associated with a plant closure in the Magazines, Catalogs and Logistics segment.  The Company also incurred other restructuring charges of $37 million primarily due to facility costs, costs associated with new revenue opportunities and cost savings initiatives implemented in 2019, lease costs, and pension withdrawal obligations related to facility closures.

Impairment Charges

For the year ended December 31, 2019, the Company recorded the following net impairment charges, which are explained further below:

	Property, Plant	Other Intangible
	and Equipment	Assets	Goodwill	Total
Magazines, Catalogs and Logistics	$8	$17	$—	$25
Book	2	1	51	54
Total	$10	$18	$51	$79

Goodwill

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

The Company determines the fair value of its reporting units using both the income approach and the market approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to projected operating results (including forecasted revenue and operating income), anticipated future cash flows, and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to the multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”) used in the calculation.  Additionally, the market approach estimates fair value using comparable marketplace fair value data from within a comparable industry grouping. The Company weighs both the income and market approach equally to estimate the concluded fair value of each reporting unit.

The determination of fair value and the allocation of that value to individual assets and liabilities requires the Company to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which the Company competes; the discount rate; terminal growth rates; and forecasts of revenue, operating income, depreciation and amortization, restructuring charges and capital expenditures. As part of its impairment test for its reporting units, the Company engages a third-party valuation firm to assist in the Company’s determination of certain assumptions used to estimate fair values.

Interim Impairment Tests Performed in the Third Quarter of 2019

The Company’s stock price has experienced a significant, sustained decline – especially since the Merger Agreement termination was announced in late July 2019.  Shortly after the Merger Agreement termination, the Company announced that it was indefinitely suspending its dividend and lowered its guidance for the year.  As a result, the Company determined it necessary to perform goodwill impairment reviews on the Book, logistics and Office Products reporting units (the only reporting units that had goodwill) as of August 31, 2019.  The Company performed a one-step method of for determining goodwill impairment for the three reporting units.  As a result of the one-step impairment test for Book, logistics and Office Products, the Company did not recognize any goodwill impairment charges as of August 31, 2019 as the estimated fair values of the reporting units exceeded their respective carrying values. Book, logistics and Office Products passed with fair values that exceeded their carrying values by 28.2%, 55.9% and 16.8%, respectively.

Impairment Tests Performed in the Fourth Quarter of 2019

The Company performed its annual impairment test as of October 31, 2019.  The goodwill balances as of October 31, 2019 for the three reporting units that had goodwill were as follows: logistics ($21 million), Book ($51 million) and Office Products ($31 million).

For the logistics, Book and Office Products reporting units, management assessed goodwill impairment risk by first performing a qualitative review of entity specific, industry, market and general economic factors for each reporting unit.  As a result of the qualitative assessment for logistics and Office Products and considering that a goodwill impairment analysis was performed as of August 31, 2019 with no impairment recorded, the Company concluded it was more likely than not the fair values of the reporting units are greater than their carrying values, and therefore, the Company did not recognize any goodwill impairment charges.

For Book, the Company was not able to conclude that it is more likely than not that the fair values of our reporting units are greater than their carrying values, and therefore, a one-step method for determining goodwill impairment was applied as of October 31, 2019. The Company compared the estimated fair value of a reporting unit with its carrying amount, including goodwill.

As a result of the 2019 annual impairment test for Book, the Company fully impaired Book’s goodwill and recorded a $51 million goodwill impairment charge as the carrying value of the reporting unit did not exceed its estimated fair value.  This is primarily due to the negative revenue trends experienced in the fourth quarter of 2019 and lower revenue forecasts in future years.

Other Intangible Assets

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

Given the continued decline in demand in the magazines and catalogs reporting unit, management determined that a further review of the reporting unit’s intangible assets and property, plant and equipment for recoverability was appropriate during the second, third and fourth quarters in 2019:

•

As a result of the faster pace of decline in demand, negative revenue trends and lower expectations of future revenue to be derived from certain customer relationships, management determined that a certain definite-lived customer relationship intangible asset recorded in the magazines and catalogs reporting unit was not recoverable as a result of the recoverability test performed as of June 30, 2019.  This resulted in the Company recording a $17 million impairment charge for the three months ended June 30, 2019, which fully impaired the asset.  The impairment was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.  After recording the impairment charges, remaining definite-lived customer relationships in the Magazines, Catalogs and Logistics segment were $38 million as of December 31, 2019.

•

With respect to property, plant and equipment and right-of-use assets for operating leases, the Company performed a Step 1 recoverability test in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment.  The recoverability test compares the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition to the carrying value of the asset group; if the carrying value of the asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value.  Based upon management’s updated projection of cash flows for this asset group, management determined that the estimated future undiscounted cash flows were in excess of the asset group’s carrying value, resulting in no impairment loss as a result of these tests in 2019.

In addition to the annual goodwill impairment test performed for Book as of October 31, 2019, the Company reviewed the reporting unit’s intangible assets and property, plant and equipment for recoverability in the fourth quarter of 2019.  There were no impairment charges recorded as a result of the recoverability tests.

The Company recognized impairment charges of $18 million related to intangible assets and $10 million related to machinery and equipment for the Company during the year ended December 31, 2019.  The impairment recognized on machinery and equipment was primarily associated with facility closings in the Magazines, Catalogs and Logistics and Book segments.

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

Fair Value Measurement

The fair value as of the measurement date, net book value as of the end of the year and related impairment charge for assets measured at fair value on a nonrecurring basis subsequent to initial recognition during the year ended December 31, 2019 is disclosed below.

	Year Ended		As of
	December 31, 2019		December 31, 2019
		Fair Value
	Impairment	Measurement	Net Book
	Charge	(Level 3)	Value
Long-lived assets held and used	$10	$—	$—
Goodwill	51	—	—
Customer relationships	17	—	—
Indefinite-lived tradenames	1	—	—
Total	$79	$—	$—

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

Other Charges

For the year ended December 31, 2019, the Company recorded other charges of $2 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included in accrued liabilities and restructuring and multiemployer pension plan liabilities are $4 million and $17 million, respectively, at December 31, 2019.  Refer to Note 15, Retirement Plans, for further discussion of multi-employer pension plans.

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

Year Ended December 31, 2018

		Other	Total
	Employee	Restructuring	Restructuring		Other
	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$10	$8	$18	$2	$—	$20
Book	—	4	4	—	2	6
Office Products	1	2	3	3	—	6
Mexico	—	—	—	—	—	—
Other	1	—	1	—	—	1
Corporate	2	—	2	—	—	2
Total	$14	$14	$28	$5	$2	$35

Restructuring Charges

For the year ended December 31, 2018, the Company incurred employee-related charges of $14 million for an aggregate of 811 employees, substantially all of whom were terminated as of or prior to December 31, 2019, primarily related to two facility closures in the Magazines, Catalogs and Logistics segment, one facility closure in the Office Products segment and the reorganization of certain business units and corporate functions. The Company also incurred other restructuring charges of $14 million primarily due to charges related to facility costs, a loss related to the Company's disposition of its retail offset printing facilities and pension withdrawal obligations related to facility closures.

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

Other Intangible Assets – Indefinite-Lived Tradenames

The Company recorded charges of $3 million for the impairment of certain acquired indefinite-lived tradenames intangible assets in the Office Products segment.  The impairment of the indefinite-lived tradenames intangible assets resulted from negative revenue trends experienced in recent years and lower expectations of future revenue to be derived from those tradenames.  The impairment was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.  After recording the impairment charges, remaining indefinite-lived tradenames in the Office Products segment is $21 million.  On January 1, 2019, all of Office Products’ tradenames were changed from indefinite-lived tradenames to definite-lived tradenames. Refer to Note 9, Goodwill and Other Intangible Assets, for more information.

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
		royalty

Other Charges

For the year ended December 31, 2018, the Company recorded other charges of $2 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included in accrued liabilities and restructuring and multiemployer pension plan liabilities are $3 million and $19 million, respectively, at December 31, 2018.  Refer to Note 15, Retirement Plans, for further discussion of multi-employer pension plans.

Year Ended December 31, 2017

		Other	Total
	Employee	Restructuring	Restructuring		Other
	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$6	$4	$10	$75	$1	$86
Book	5	2	7	5	3	15
Office Products	1	—	1	3	—	4
Mexico	1	—	1	—	—	1
Other	—	1	1	5	—	6
Corporate	—	17	17	—	—	17
Total	$13	$24	$37	$88	$4	$129

Restructuring Charges

For the year ended December 31, 2017, the Company incurred employee-related restructuring charges of $13 million for an aggregate of 776 employees, substantially all of whom were terminated as of or prior to December 31, 2019.  These charges primarily related to three facility closures in the Book segment, one facility closure in the Magazines, Catalogs and Logistics segment and the reorganization of certain business units.  The Company also incurred other restructuring charges of $24 million primarily related to the exit from certain operations and facilities, as well as charges as a result of a terminated supplier contact.

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

Goodwill

With respect to the goodwill impairment charges, the Company completed several acquisitions during the year ended December 31, 2017, five of which were included in the Company’s former magazines, catalogs and retail inserts reporting unit, which was part of the former Print segment.

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

As a result of the interim goodwill impairment test, and consistent with prior goodwill impairment tests, the former magazines, catalogs and retail inserts reporting unit’s fair value continued to be at a value below its carrying value.  This was primarily due to the negative revenue trends experienced in recent years that are only partially offset by the impact of the new acquisitions.  As such, the Company recorded charges of $55 million to recognize the impairment of goodwill in this former reporting unit as of September 30, 2017.  The goodwill impairment charges were determined using Level 3 inputs, including discounted cash flow analyses, comparable marketplace fair value data and management’s assumptions.

For the quarter ended December 31, 2017, the Company completed the acquisition of The Clark Group, Inc. (“Clark Group”) that became part of the former magazines, catalogs and retail inserts reporting unit.  Given the amount by which the carrying amount of the former reporting unit exceeded its fair value in the goodwill impairment test performed as of September 30, 2017, combined with the fact that management’s assessment of the fair value did not materially change since that date, an additional goodwill impairment charge of $18 million was recorded in the period ended December 31, 2017, which represented all of the goodwill arising from the Clark Group acquisition and additional amounts related to acquisitions completed during the quarter ended September 30, 2017.

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
		royalty

Other Charges

For the year ended December 31, 2017, the Company recorded other charges of $4 million for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included in accrued liabilities and restructuring and multiemployer pension plan liabilities are $6 million and $37 million, respectively, at December 31, 2017.  Refer to Note 15, Retirement Plans, for further discussion of multi-employer pension plans.

Restructuring Reserve

The restructuring reserve as of December 31, 2019 and 2018, and changes during the year ended December 31, 2019, were as follows:

	December 31,	Restructuring		Cash	December 31,
	2018	Charges	Other	Paid	2019
Employee terminations	$8	$30	$—	$(9)	$29
Multiemployer pension plan withdrawal obligations	32	5	—	(6)	31
Other and lease termination	1	27	—	(26)	2
Total	$41	$62	$—	$(41)	$62

The current portion of restructuring reserves of $37 million at December 31, 2019 was included in accrued liabilities, while the long-term portion of $25 million, which primarily related to multi-employer pension plan withdrawal obligations related to facility closures, was included in restructuring and multiemployer pension plan liabilities at December 31, 2019.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by December 31, 2020.

Payments on all of the Company’s multiemployer pension plan withdrawal obligations are scheduled to be completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multiemployer pension plan withdrawals. Refer to Note 15, Retirement Plans, for further discussion of multiemployer pension plans.

The activity in restructuring liabilities classified as “other and lease termination” primarily consisted of other facility closing costs, costs associated with new revenue opportunities and cost savings initiatives implemented in 2019 and lease termination costs.

The restructuring reserve as of December 31, 2018 and 2017, and changes during the year ended December 31, 2018, were as follows:

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

Note 11. Accrued Liabilities

The components of the Company’s accrued liabilities at December 31, 2019 and 2018 were as follows:

	2019	2018
Employee-related liabilities	$69	$71
Customer-related liabilities	35	38
Deferred revenue	18	15
Restructuring liabilities	37	15
Other	52	60
Total accrued liabilities	$211	$199

Employee-related liabilities consist primarily of payroll, workers’ compensation, employee benefits, and incentive compensation.  Incentive compensation accruals include amounts earned pursuant to the Company’s primary employee incentive compensation plans.  Customer-related liabilities include accruals for rebates, volume discounts and other customer discounts. Other accrued liabilities include miscellaneous operating accruals, other tax liabilities and accrued interest.

Note 12.  Commitments and Contingencies

As of December 31, 2019, the Company had commitments of $29 million for severance payments related to employee restructuring activities. In addition, as of December 31, 2019, the Company had commitments of approximately $9 million for the purchase of property, plant and equipment related to incomplete projects.  The Company also has contractual commitments of approximately $35 million for outsourced services, including professional, maintenance and other services.

Refer to Note 5, Leases, for a summary of annual maturities of operating lease liabilities.

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

From time to time, the Company’s customers and others file voluntary petitions for reorganization under United States bankruptcy laws. In such cases, certain pre-petition payments received by the Company from these parties could be considered preference items and subject to return.  In addition, the Company may be party to certain litigation arising in the ordinary course of business. Management believes that the final resolution of these preference items and litigation will not have a material effect on the Company’s consolidated balance sheets, statements of operations and cash flows.

Note 13.  Debt

The Company’s debt at December 31, 2019 and 2018 consisted of the following:

	2019	2018
Borrowings under the Revolving Credit Facility	$249	$64
Term Loan Facility due September 30, 2022 (a)	218	260
8.75% Senior Secured Notes due October 15, 2023	450	450
Finance lease and other obligations	2	4
Unamortized debt issuance costs	(9)	(11)
Total debt	910	767
Less: current portion	(465)	(108)
Long-term debt	$445	$659

(a)	The weighted-average interest rate on borrowings under the Company’s Revolving Credit Facility was 5.47% and 5.19% during the year ended December 31, 2019 and 2018, respectively.
(b)	The borrowings under the Term Loan Facility are subject to a variable interest rate. As of December 31, 2019 and 2018, the interest rate was 7.12% and 8.02%, respectively.

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

As of December 31, 2019, the Company had $51 million in outstanding letters of credit issued under the Revolving Credit Facility.  As of December 31, 2019, the Company also had no other uncommitted credit facilities.  As of December 31, 2019, there were $249 million of borrowings under the Revolving Credit Facility.

Based on final results of operations for the year ended December 31, 2019, the Company concluded it was not in compliance with the Consolidated Leverage Ratio and Minimum Interest Ratio contained in the Credit Agreement as of December 31, 2019.  The noncompliance occurred on the last day of the fourth quarter due to the following: the Company’s Consolidated Leverage Ratio exceeded the maximum level permitted and the Company’s Minimum Interest Ratio was below the minimum level permitted.  On March 2, 2020, the Company entered into a Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement with lenders constituting a majority under the Credit Agreement that governs the Company’s Revolving Credit Facility and Term Loan Facility. The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement waives the defaults or events of default that have occurred as a result of the financial covenant noncompliance on December 31, 2019 and prevents the lenders from directing the Administrative Agent to accelerate the debt or exercise other remedies as a result of certain other potential defaults or events of default which may occur under the Credit Agreement (the “Potential Defaults”), through the period ended May 14, 2020 (such period, the “Forbearance Period”). The Potential Defaults include potential breaches of the Company’s financial covenants with respect to the first quarter of 2020, failure to make principal and interest payments related to the Term Loan Facility, failure to deliver audited financial statements for the year ended December 31, 2019 without a going concern qualification or exception, and failure to provide notice with respect to the Potential Defaults.  The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement contains certain covenants and requirements, and failure to comply with these covenants and requirements could result in the termination of the Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement (and the Forbearance Period) prior to its stated term.  Following the end of the Forbearance Period, the lenders may choose not to provide a full waiver of the Potential Defaults, should any occur.  The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement requires the Company to pay a waiver fee of 0.30% of the Aggregate Exposure of the Consenting Lenders as of the effective date of the Waiver and Forbearance Agreement.  Should any of the Potential Defaults occur, unless the Company obtains an extension or another waiver, upon the termination of the Forbearance Period, the Company’s debt under the Revolving Credit Facility and Term Loan Facility could be in default and could be accelerated by lenders, which would require the Company to pay all amounts outstanding and could result in a default under, and the acceleration of, our other debt. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement amends certain provisions of the Credit Agreement and subjects the Company to certain restrictions on operating activities, including (i) until May 15, 2020, prohibiting actions that would not be permitted during the existence of a Default or Event of Default under the Credit Agreement (with certain exceptions), notwithstanding the waiver and forbearance relief granted; (ii) limiting the amount of cash which may be held at and investments which may be made in foreign subsidiaries; and (iii) reducing the threshold for determining what constitutes an “Asset Sale” under the Credit Agreement and prohibiting Asset Sales unless consented to in writing by lenders constituting a majority.  The Waiver and Forbearance Agreement also provides that the agreement and the Forbearance Period may be terminated if the Company repays any principal amount of the Term Loan Facility or pays any amounts due under the Senior Notes, in each case without making a simultaneous and equivalent payment of principal of the Revolving Loans and a corresponding permanent reduction of the Total Revolving Commitments under the Credit Agreement. During the Forbearance Period, the loans under the Credit Agreement shall not accrue interest at the default rate set forth in the Credit Agreement.

Additional Debt Issuances Information

The fair values of the Senior Notes and Term Loan Facility that were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy.  The fair value of the Company’s debt was lower than its book value by approximately $277 million at December 31, 2019 and greater than its book value by approximately $22 million at December 31, 2018.

At December 31, 2019, the future maturities of debt, including capitalized leases, were as follows:

Amount
2020	$472
2021	—
2022	—
2023	450
2024	—
2025 and thereafter	—
Total (a)	$922

(a) Excludes unamortized debt issuance costs of $4 million and $5 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $3 million related to the Company’s Term Loan Facility. These amounts do not represent contractual obligations with a fixed amount or maturity date.

The following table summarizes interest expense included in the consolidated statements of operations:

	2019	2018	2017
Interest incurred	$77	$82	$73
Less: interest income	(1)	(2)	(1)
Interest expense-net	$76	$80	$72

Interest paid, net of interest received, was $73 million, $76 million and $69 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 14.  Earnings Per Share

During the years ended December 31, 2019, 2018 and 2017, a de minimis amount of shares were withheld from employees for tax liabilities upon vesting of equity awards. On May 31, 2018, the Company completed the repurchase approved by the Board of Directors of 1.6 million shares of common stock for a total cost of $20 million.  During the year ended December 31, 2017, the Company issued approximately 1.0 million shares of common stock in conjunction with the acquisition of Fairrington Transportation Corp., F.T.C. Transport, Inc. and F.T.C. Services, Inc. (“Fairrington”).

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

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	2019	2018	2017
Net (loss) per common share:
Basic	$(8.82)	$(0.67)	$(1.69)
Diluted	$(8.82)	$(0.67)	$(1.69)
Numerator:
Net (loss)	$(295)	$(23)	$(57)
Denominator:
Weighted average number of common shares outstanding	33.4	33.8	33.8
Dilutive options and awards	—	—	—
Diluted weighted average number of common shares outstanding	33.4	33.8	33.8

Note 15.  Retirement Plans

Defined Benefits Overview

The Company is the sole sponsor of certain defined benefit pension plans that are included in the consolidated balance sheets as of December 31, 2019 and 2018. The Company’s primary single employer defined benefit pension plans are frozen. No new employees will be permitted to enter these plans and participants will earn no additional benefits. The assets and certain obligations of the defined benefit pension plans includes plans qualified under Section 401(a) of the Internal Revenue Code of 1986, as amended (the “Qualified Plan”) and related non-qualified benefits (the “Non-Qualified Plan”). The Qualified Plan will be funded in conformity with the applicable government regulations, such that the Company from time to time contributes at least the minimum amount required using actuarial cost methods and assumptions acceptable under government regulations. The Non-Qualified Plan is unfunded, and the Company pays retiree benefits as they become due.

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

The benefit plan obligations are calculated using generally accepted actuarial methods and are measured as of December 31. Actuarial gains and losses for frozen plans are amortized using the corridor method over the average remaining expected life of active and inactive plan participants.

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations by purchasing a group annuity contract for certain retirees and beneficiaries from a third-party insurance company. As a result, the Company’s pension assets and liabilities were required to be remeasured as of the settlement date.  As of the remeasurement date, the reduction in the reported pension obligation for the participants under the annuity contract was $477 million, and the reduction in plan assets was $466 million.  The Company recorded a non-cash settlement charge of $135 million in the first quarter of 2019 that is disclosed in settlements of retirement obligations in the consolidated statement of operations.  This charge resulted from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.  There were additional immaterial lump-sum settlements related to the U.S. Qualified Plan (unrelated to the transaction noted above) during the year ended December 31, 2019 that resulted in non-cash settlement charges of $2 million.

  The Company made contributions totaling $6 million to its pension plans during the year ended December 31, 2019.  Based on the plans’ regulatory funded status, there are no required contributions for the Company’s U.S. Qualified Plan in 2020.  The required contributions in 2020, primarily for the Non-Qualified Plan, are expected to be approximately $6 million.

Defined Benefit Plans – Financial Information

Financial information regarding the Qualified, Non-Qualified and International plans is shown below:

	2019			2018			2017
		Non-Qualified			Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total	Qualified	& International	Total
Interest cost	$73	$4	$77	$84	$3	$87	$86	$3	$89
Expected return on plan assets	(123)	—	(123)	(155)	—	(155)	(153)	—	(153)
Amortization of actuarial loss	10	1	11	19	1	20	17	1	18
Settlements	137	—	137	—	—	—	—	—	—
Net periodic benefit (income) expense	$97	$5	$102	$(52)	$4	$(48)	$(50)	$4	$(46)

Weighted average assumption used to calculate net periodic benefit (income) expense:
Discount rate	4.3%	4.6%	4.3%	3.5%	3.8%	3.5%	4.3%	4.3%	4.3%
Expected return on plan assets	6.5%	7.8%	6.5%	6.7%	7.8%	6.7%	6.9%	7.9%	6.9%

The accumulated benefit obligation for the Qualified Plan was $2,159 million and $2,318 million at December 31, 2019 and 2018, respectively.  The accumulated benefit obligation for the LSC Communications sponsored defined benefit Non-Qualified and international pension plans was $95 million and $86 million at December 31, 2019 and 2018, respectively.

	2019			2018
		Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total
Benefit obligation at beginning of year	$2,318	$88	$2,406	$2,572	$95	$2,667
Interest cost	73	4	77	84	3	87
Actuarial loss (gain)	325	11	336	(211)	(6)	(217)
Settlements	(474)	(1)	(475)	—	—	—
Benefits paid	(83)	(5)	(88)	(127)	(4)	(131)
Benefit obligation at end of year	$2,159	$97	$2,256	$2,318	$88	$2,406

Fair value of plan assets at beginning of year	$2,265	$4	$2,269	$2,478	$2	$2,480
Actual return on assets	382	—	382	(86)	—	(86)
Employer contributions	—	6	6	—	6	6
Settlements	(474)	(1)	(475)	—	—	—
Benefits paid	(83)	(5)	(88)	(127)	(4)	(131)
Fair value of plan assets at end of year	$2,090	4	$2,094	$2,265	$4	$2,269

Unfunded status at end of year	$(69)	$(93)	$(162)	$(53)	$(84)	$(137)

	2019			2018
		Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total
Accrued benefit cost (included in accrued liabilities)	$—	$(6)	$(6)	$—	$(5)	$(5)
Pension liabilities	(69)	(87)	(156)	(53)	(79)	(132)
Net liabilities recognized in the consolidated balance sheets	$(69)	$(93)	$(162)	$(53)	$(84)	$(137)

The amounts included in accumulated other comprehensive loss in the consolidated balance sheets, excluding tax effects, that have not been recognized as components of net periodic cost at December 31, 2019 and 2018 were as follows:

	2019			2018
		Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total
Accumulated other comprehensive loss
Net actuarial loss	$(604)	$(33)	$(637)	$(686)	$(22)	$(708)
Total	$(604)	$(33)	$(637)	$(686)	$(22)	$(708)

The pre-tax amounts recognized in other comprehensive loss in 2019 as components of net periodic costs were as follows:

		Non-Qualified
	Qualified	& International	Total
Amortization of:
Net actuarial loss	$10	$1	$11
Amounts arising during the period:
Settlements	137	—	137
Net actuarial (loss) gain	(65)	(12)	(77)
Total	$82	$(11)	$71

Actuarial gains and losses in excess of 10.0% of the greater of the projected benefit obligation or the market-related value of plan assets were recognized as a component of net periodic benefit costs over the average remaining service period of a plan’s active employees. Unrecognized prior service costs or credits are also recognized as a component of net periodic benefit cost over the average remaining service period of a plan’s active employees. The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit costs in 2020 are shown below.

		Non- Qualified
	Qualified	& International	Total
Amortization of:
Net actuarial loss	$18	$1	$19

The weighted-average assumptions used to determine the net benefit obligation at the measurement date were as follows:

	2019			2018
		Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total
Discount rate	3.3%	3.4%	3.3%	4.4%	4.5%	4.4%

The following table provides a summary of pension plans with projected benefit obligations in excess of plan assets as of December 31, 2019 and 2018:

	2019			2018
		Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total
Projected benefit obligation	$2,159	$97	$2,256	$2,318	$85	$2,403
Fair value of plan assets	2,090	4	2,094	2,265	—	$2,265

The following table provides a summary of pension plans with accumulated benefit obligations in excess of plan assets as of December 31, 2019 and 2018:

	2019			2018
		Non-Qualified			Non-Qualified
	Qualified	& International	Total	Qualified	& International	Total
Accumulated benefit obligation	$2,159	$93	$2,252	$2,318	$85	$2,403
Fair value of plan assets	2,090	1	2,091	2,265	—	2,265

The Company determines its assumption for the discount rate to be used for purposes of computing annual service and interest costs based on an index of high-quality corporate bond yields and matched-funding yield curve analysis as of the measurement date.

Benefit payments are expected to be paid as follows:

		Non-Qualified
	Qualified	& International	Total
2020	$95	$6	$101
2021	100	6	106
2022	106	6	112
2023	110	6	116
2024	116	6	122
2025-2029	608	30	638

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

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of December 31, 2019 and 2018:

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

The fair values of the Company’s pension plan assets at December 31, 2019 and 2018, by asset category were as follows:

	December 31, 2019			December 31, 2018
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash and cash equivalents	$22	$13	$35	$54	$17	$71
Equity	357	—	357	343	—	343
Fixed income	52	1,259	1,311	—	1,389	1,389
Other	—	2	2	—	1	1
Investments measurement at NAV as a practical expedient	—	—	389	—	—	465
Total	$431	$1,274	$2,094	$397	$1,407	$2,269

Other Plans

Employer 401(k) Savings Plan—Effective September 2, 2016, LSC Communications initiated its own 401(k) plan. Under the LSC Savings Plan (the “Plan”), eligible employees have the option to contribute a percentage of eligible compensation on both a before-tax and after-tax basis.  Effective January 1, 2017, LSC Communications amended the Plan to provide a company match equal to $0.50 of every pre-tax and Roth 401(k) dollar a participating employee contributes to the Plan up to the first 3.0% of such participant’s pay.

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

During the years ended December 31, 2019, 2018 and 2017, the Company recorded restructuring, impairment and other charges relating to multiemployer pension plan withdrawal obligations of:

Year Ended	Unrelated to	Related to
December 31,	Facility Closures	Facility Closures	Total
2019	$2	$5	$7
2018	$2	$3	$5
2017	$4	$1	$5

Refer to Note 10, Restructuring, Impairment and Other Charges, for further details of charges related to complete or partial multiemployer pension plan withdrawal liabilities recognized in the consolidated statements of operations.

The Company’s withdrawal liabilities could be affected by the financial stability of other employers participating in the plans and any decisions by those employers to withdraw from the plans in the future. While it is not possible to quantify the potential impact of future events or circumstances, reductions in other employers’ participation in multiemployer pension plans, including certain plans from which the Company has previously withdrawn, could have a material impact on the Company’s previously estimated withdrawal liabilities, may affect consolidated statements of operations, balance sheets or cash flows.

As a result of the acquisition of Courier, the Company participates in two multiemployer pension plans as of December 31, 2019, for one of which the Company’s contributions represent approximately 85% of the total plan contributions. Both plans are estimated to be underfunded and have a red zone status, designated as a result of low contribution funding levels, under the Pension Protection Act. As a result of a plant closure in the Book segment, the Company expects to withdraw from these two multiemployer plans in 2020.  The Company recorded a multiemployer liability of $2 million primarily in long-term restructuring and multi-employer pension liabilities in the consolidated balance sheet as of December 31, 2019.

During each of the years ended December 31, 2019, 2018 and 2017, the Company made de minimis contributions to these two multiemployer pension plans.  Additionally, the Company made $9 million of contributions related to other plans from which the Company has completely withdrawn from for each of the years ended December 31, 2019, 2018 and 2017.

Note 16. Income Taxes

Income tax expense (benefit) information

Income taxes have been based on the following components of (loss) earnings from operations before income taxes for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
U.S.	$(313)	$(18)	$(71)
Foreign	25	28	27
Total	$(288)	$10	$(44)

The components of income tax expense (benefit) from operations for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Current
U.S. federal	$—	$4	$20
U.S. state and local	—	1	1
Foreign	5	7	7
Current income tax expense	5	12	28
Deferred
U.S. federal	(5)	(3)	(11)
U.S. state and local	6	(2)	(4)
Foreign	1	26	—
Deferred income tax expense (benefit)	2	21	(15)
Income tax expense	$7	$33	$13

Refer to Note 17, Comprehensive Income, for details of the income tax expense or benefit allocated to each component of other comprehensive loss.

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

The following table outlines the reconciliation of differences between the Federal statutory tax rate and the Company’s effective income tax rate:

	2019	2018	2017
Federal statutory tax rate	21.0%	21.0%	35.0%
Intraperiod allocation exception under ASC 740-20	6.4	—	—
State and local income taxes, net of U.S. federal income tax benefit	4.0	(12.0)	4.0
Disposition of European printing business	—	242.4	—
International investment tax credit	—	6.2	25.9
Domestic manufacturing deduction	—	—	1.3
Section 162(m) limitation	(0.1)	8.2	(5.1)
Meals and entertainment disallowance	(0.1)	4.4	(1.3)
Withholding taxes	(0.1)	3.2	—
Foreign tax rate differential	(0.2)	9.6	6.5
Fringe benefits disallowance	(0.2)	4.5	—
Non-deductible share-based compensation	(0.5)	11.4	(8.9)
Impact of the Tax Act
Transition tax	—	9.0	(36.2)
Deferred tax effects	—	4.4	(19.2)
Foreign income inclusion	(1.0)	0.7	—
Impairment charges	(3.2)	1.3	(21.8)
Change in valuation allowances	(29.3)	(5.0)	(22.6)
Other	1.0	10.1	11.9
Effective income tax rate	(2.3%)	319.4%	(30.5%)

The income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as other comprehensive income (“OCI”).  An exception is provided, however, under ASC 740-20, Income Taxes, when there is income from OCI and a loss from continuing operations in the current year.  The tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to OCI, even though a valuation allowance has been established against the deferred tax asset in the current year.  Thus, the Company recorded a valuation allowance of $67 million in continuing operations, representing an $85 million valuation allowance on continuing operations partially offset by a tax benefit of $18 million related to income in OCI (and a corresponding tax provision of $18 million in OCI), as shown in the reconciliation above.

Deferred income taxes

The significant deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows:

	2019	2018
Deferred tax assets:
Pension plan liabilities	$47	$41
Lease liabilities	40	—
Accrued liabilities	37	35
Interest expense carryforward	32	15
Net operating losses and other tax carryforwards	19	17
Foreign depreciation	5	6
Other	2	3
Total deferred tax assets	182	117
Valuation allowances	(77)	(11)
Net deferred tax assets	$105	$106

Deferred tax liabilities:
ROU assets	$(38)	$—
Accelerated depreciation	(29)	(38)
Other intangible assets	(17)	(25)
Revenue recognition	(6)	(4)
Inventories	(2)	(7)
Other	(6)	(5)
Total deferred tax liabilities	(98)	(79)

Net deferred tax assets	$7	$27

Transactions affecting the valuation allowances on deferred tax assets during the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Balance, beginning of year	$11	$115	$87
Current year expense-net	66	—	9
Disposition of European printing business	—	(108)	—
Foreign exchange and other	—	4	19
Balance, end of year	$77	$11	$115

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  A significant piece of objective negative evidence evaluated is the U.S. cumulative loss incurred over the three-year period ended December 31, 2019.  Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future operating results.  Further, the Company appropriately scheduled out the future reversals of its deferred tax assets and liabilities and determined in the U.S. that it anticipates a $2 million deferred tax liability due to future unfavorable timing differences (i.e., the reversal of deferred tax liabilities that exceeds the deferred tax assets in certain years; the remaining deferred tax asset primarily relates to an entity in Mexico that has cumulative income over a three-year period).  Therefore, the U.S. valuation allowance exceeds the net U.S. deferred tax assets by $2 million.  On the basis of these evaluations, a $67 million valuation allowance has been recorded, partially offset by a $1 million unrelated valuation allowance release.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2019, the Company had interest expense carryforward, domestic and foreign net operating loss deferred tax assets and other tax carryforwards of approximately $51 million and $0 million ($32 million and $0 million, respectively, at December 31, 2018), of which $11 million expires between 2020 and 2029.  Limitations on the utilization of these tax assets may apply.

Cash payments for income taxes were $9 million, $11 million and $36 million during the years ended December 31, 2019, 2018 and 2017, respectively.   Cash refunds for income taxes were $2 million, $10 million and a de minimis amount during the years ended December 31, 2019, 2018 and 2017, respectively.

Uncertain tax positions

As of December 31, 2019, the Company had a de minimis amount of unrecognized tax benefits and no unrecognized tax benefits as of December 31, 2018 and 2017.  Interest expense and any related penalties related to income tax uncertainties are classified as a component of income tax expense.  There was a de minimis amount of interest expense, net of tax benefits, related to tax uncertainties recognized in the consolidated statements of operations for the years ended December 31, 2019, and no interest expense for the years ended December 31, 2018 and 2017.  No benefits were recognized for the years ended December 31, 2019, 2018 and 2017 from the reversal of accrued penalties.  There was a de minimis amount of interest accrued related to income tax uncertainties at December 31, 2019 and no interest expense as of December 31, 2018.  There were no accrued penalties related to income tax uncertainties for the years ended December 31, 2019 and 2018.

Note 17.  Comprehensive Income

The following table summarizes the change in accumulated other comprehensive loss by component for the years ended December 31, 2019, 2018 and 2017.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2016	$(462)	$(69)	$(531)
Other comprehensive income before reclassifications	23	21	44
Amounts reclassified from accumulated other comprehensive loss	11	—	11
Net change in accumulated other comprehensive loss	34	21	55
Balance at December 31, 2017	$(428)	$(48)	$(476)
Other comprehensive loss before reclassifications	(19)	(7)	(26)
Amounts reclassified from accumulated other comprehensive loss	15	—	15
Reclassification to accumulated deficit	(97)	—	(97)
Net change in accumulated other comprehensive loss	(101)	(7)	(108)
Balance at December 31, 2018	$(529)	$(55)	$(584)
Other comprehensive income before reclassifications	46	2	48
Amounts reclassified from accumulated other comprehensive loss	8	—	8
Net change in accumulated other comprehensive loss	54	2	56
Balance at December 31, 2019	$(475)	$(53)	$(528)

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations and, as a result, the Company’s pension assets and liabilities were remeasured as of the settlement date.  The impact, net of tax, to the Company’s accumulated other comprehensive loss was a decrease of $105 million.  Additional immaterial lump-sum settlements during the year ended December 31, 2019 increased the net accumulated other comprehensive loss balance by $2 million to a total net of tax impact of $107 million.  Refer to Note 15, Retirement Plans, for more information.

The Company adopted ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”) in the first quarter of 2018.  As a result of applying this standard in the period of adoption, the Company reclassified $97 million relating to the change in tax rate from accumulated other comprehensive loss to accumulated deficit in the Company’s consolidated balance sheet during the three months ended March 31, 2018.  ASU 2018-02 eliminated the stranded tax effects resulting from the Tax Act and improved the usefulness of information reported to financial statement users.

Refer to the statements of comprehensive income for the components of comprehensive income for the years ended December 31, 2019, 2018 and 2017.

Reclassifications from accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Amortization of pension plan cost:
Net actuarial loss (a)	$11	$20	$18
Reclassifications before tax	11	20	18
Income tax expense	3	5	7
Reclassifications, net of tax	$8	$15	$11

(a)

These accumulated other comprehensive income components are included in the calculation of net periodic pension benefits plan (income) expense that is recognized all in investment and other (income)-net in the consolidated statements of operations (refer to Note 15, Retirement Plans).

Note 18. Stock and Incentive Programs

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

Share-Based Compensation Expense

Total compensation expense related to all share based compensation plans for the Company’s employees, officers and directors was $7 million, $12 million and $13 million for the years ended December 31, 2019, 2018 and 2017, respectively.  There were net tax benefits of a de minimis amount, $1 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock Options

There was no significant activity related to stock options during the year December 31, 2019.

Restricted Stock Units

A summary of the Company’s RSU activity for LSC Communications employees, officers and directors as of December 31, 2018 and 2019, and changes during the year ended December 31, 2019, is presented below.

		Weighted
	Shares	Average Grant
	(thousands)	Date Fair Value
Nonvested at December 31, 2018	897	$19.65
Granted	927	6.28
Vested	(338)	25.59
Forfeited	(182)	10.15
Nonvested at December 31, 2019	1,304	$9.93

During the year ended December 31, 2019, 926,870 RSUs were granted to certain executive officers and senior management. The shares are subject to time-based vesting and will cliff vest on February 25, 2022.  As of December 31, 2019, the total potential payout for the awards granted during the year ended December 31, 2019 is 810,780 RSUs.  The fair value of these awards was determined based on the Company’s stock price on the grant date reduced by the present value of expected dividends through the vesting period.  These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or change of control of the Company.

Compensation expense related to LSC Communications, RRD and Donnelley Financial RSUs held by Company employees, officers and directors was $4 million, $6 million and $9 million for the years ended December 31, 2019, 2018 and 2017, respectively.  As of December 31, 2019, there was $6 million of unrecognized share-based compensation expense related to approximately 1.3 million RSUs outstanding, with a weighted-average grant date fair value of $9.93, that are expected to vest over a weighted-average period of 1.7 years.

Restricted Stock Awards

A summary of RSA activity for the Company’s employees as of December 31, 2018 and 2019, and changes during the year ended December 31, 2019, is presented below.

		Weighted
	Shares	Average Grant
	(thousands)	Date Fair Value
Nonvested at December 31, 2018	45	$26.26
Vested	(42)	26.26
Forfeited	(3)	26.26
Nonvested at December 31, 2019	—	$—

Compensation expense related to RSAs was $1 million for each of the years ended December 31, 2019, 2018 and 2017.

Performance Restricted Stock

A summary of PRS activity for the Company’s employees as of December 31, 2018 and 2019, and changes during the year ended December 31, 2019, is presented below.

		Weighted
	Shares	Average Grant
	(thousands)	Date Fair Value
Nonvested at December 31, 2018	133	$27.16
Vested	(89)	26.26
Forfeited	(11)	28.94
Nonvested at December 31, 2019	33	$28.94

During the years ended December 31, 2017 and 2016, 44,760 and 266,072 shares of PRS were granted to certain executive officers, payable upon the achievement of certain established performance targets. The performance periods for the shares awarded in 2017 and 2016 are January 1, 2017 to December 31, 2017 and October 1, 2016 to September 30, 2019, respectively.  In addition to being subject to achievement of the performance target, the shares awarded in 2017 are also subject to time-based vesting on March 2, 2020.  In addition to being subject to achievement of the performance target, the shares awarded in 2016 are also subject to time-based vesting in 3 even tranches on October 1, 2017, October 1, 2018 and October 1, 2019. 88,694 shares vested on October 2, 2019.  For all awards, the performance-based vesting and the time-based vesting must be met for the PRS to vest.

The fair value of these awards was determined on the date of grant based on the Company’s stock price.  These awards are subject to forfeiture upon termination of employment prior to vesting, subject in some cases to early vesting upon specified events, including death, permanent disability or retirement of the grantee or change of control of the Company.

Compensation expense for the awards granted during the year ended December 31, 2017 is being recognized based on an estimated payout of 33,370 shares.  Compensation expense for the awards granted during the year ended December 31, 2016 was recognized based on a payout of 266,072 shares.  Compensation expense related to PRS for the years ended December 31, 2019, 2018 and 2017 was $2 million, $3 million and $3 million, respectively.  As of December 31, 2019, there was a de minimis amount of unrecognized compensation expense related to PRS, which is expected to be recognized over a weighted average period of 0.2 years.

Performance Share Units

A summary of PSU activity for the Company’s employees as of December 31, 2018 and 2019, and changes during the year ended December 31, 2019, is presented below.

		Weighted
	Shares	Average Grant
	(thousands)	Date Fair Value
Nonvested at December 31, 2018	258	$13.85
Forfeited	(27)	13.68
Nonvested at December 31, 2019	231	$13.87

There were no shares granted in 2019. Shares granted in 2018 and 2017 consisted of 248,583 and 28,520 PSUs, respectively, granted during the years ended December 31, 2018 and 2017 to certain members of senior management, respectively, payable upon the achievement of certain established performance targets.  As of December 31, 2019, compensation expense for the PSUs granted in 2017 is being recognized based on an estimated payout of 24,612 shares.  As of December 31, 2019, no compensation expense is being recognized for the PSUs granted in 2018 due to the Company’s expected performance against the target.  In addition to being subject to achievement of the performance target, the PSUs granted in 2018 and 2017 are also subject to time-based vesting on March 2, 2021 and March 2, 2020, respectively.  Both the performance-based vesting and the time-based vesting must be met for the PSUs to vest.

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

There was a de minimis amount and $1 million of compensation expense related to PSUs for each of the years ended December 31, 2019 and 2018, respectively.  As of December 31, 2019, there was a de minimis amount of unrecognized compensation expense related to PSUs granted in 2017, which is expected to be recognized over a weighted average period of 0.2 years. There is no unearned compensation as of December 31, 2019 related to PSUs granted in 2018.

Note 19.  Segment Information

As a result of the Company’s segment analysis in the fourth quarter of 2019, Mexico met the requirements to be classified as a reportable segment (previously included as a non-reportable segment).  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

The Company’s segment and product and service offerings are summarized below:

Magazines, Catalogs and Logistics

The Magazines, Catalogs and Logistics segment primarily produces magazines and catalogs and provides logistics solutions to the Company and other third parties.  The segment also provides certain other print-related services, including mail services.  The segment has operations primarily in the U.S.  The Magazines, Catalogs and Logistics segment is divided into two reporting units: magazines and catalogs; and logistics.   The Magazines, Catalogs and Logistics segment accounted for approximately 47% of the Company’s consolidated net sales in 2019.

Book

The Book segment produces books for publishers primarily in the U.S.  The segment also provides supply-chain management services and warehousing and fulfillment services, as well as e-book formatting for book publishers.  The Book segment accounted for approximately 30% of the Company’s consolidated net sales in 2019.

Office Products

The Office Products segment manufactures and sells branded and private label products in five core categories: filing products, envelopes, note-taking products, binder products, and forms.  The Office Products segment accounted for approximately 16% of the Company’s consolidated net sales in 2019.

Mexico

Mexico produces magazines, catalogs, statements, forms, and labels. The Mexico segment accounted for approximately 3% of the Company’s net sales in 2019.

Other

The Other grouping consists of the following non-reportable segments: Directories, Print Management and Europe.  Print Management provides outsourced print procurement and management services.  Prior to the Company’s disposal of its European printing business in the third quarter of 2018, Europe produced magazines, catalogs and directories and provided packaging and pre-media services.  The Other grouping consists of approximately 4% of the Company’s consolidated net sales in 2019.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including executive, legal, finance, communications, certain facility costs and LIFO inventory provisions.  In addition, share-based compensation expense is included in Corporate and not allocated to the operating segments.

Information by Segment

The Company has disclosed income (loss) from operations as the primary measure of segment earnings (loss).  This is the measure of profitability used by the Company’s chief operating decision-maker and is most consistent with the presentation of profitability reported with the consolidated financial statements.

		Income (Loss)		Depreciation
Year Ended	Net	from	Assets of	and	Capital
December 31, 2019	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$1,559	$(114)	$645	$54	$35
Book	1,011	(36)	482	49	30
Office Products	517	42	275	12	2
Mexico	91	14	69	4	1
Total reportable segments	3,178	(94)	1,471	119	68
Other	149	7	29	1	—
Corporate	(1)	(70)	149	—	3
Total operations	$3,326	$(157)	$1,649	$120	$71

		Income (loss)		Depreciation
Year Ended	Net	from	Assets of	and	Capital
December 31, 2018	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$1,767	$(31)	$726	$62	$24
Book	1,055	58	572	52	31
Office Products	562	40	298	13	1
Mexico	97	13	73	4	1
Total reportable segments	3,481	80	1,669	131	57
Other	347	13	5	6	2
Corporate	(2)	(51)	80	1	4
Total operations	$3,826	$42	$1,754	$138	$63

		Income (loss)		Depreciation
Year Ended	Net	from	Assets of	and	Capital
December 31, 2017	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$1,583	$(73)	$780	$72	$24
Book	1,022	62	553	60	13
Office Products	495	42	377	15	5
Mexico	98	14	74	3	6
Total reportable segments	3,198	45	1,784	150	48
Other	405	14	148	8	4
Corporate	—	(78)	82	2	8
Total operations	$3,603	$(19)	$2,014	$160	$60

Corporate assets primarily consisted of the following items at December 31, 2019, 2018 and 2017:

	2019	2018	2017
Cash and cash equivalents	$80	$11	$12
Software	17	19	17
Long-term investments	16	14	13
Property, plant and equipment, net	15	14	14
Prepaid expenses and other current assets	15	12	10
Receivables, less allowances for doubtful accounts	14	17	19
Right-of-use assets for operating leases	10	—	—
Deferred income tax assets, net of valuation allowance	1	22	19
LIFO reserves	(46)	(52)	(57)

Refer to Note 5, Leases, for information on the Company’s adoption of ASC 842 on January 1, 2019.

Restructuring, impairment and other charges by segment for the year ended December 31, 2019, 2018 and 2017 are described in Note 10, Restructuring, Impairment and Other Charges.

Note 20. Geographic Areas

The table below presents net sales and long-lived assets by geographic region.

	North America (b)	Europe	Mexico	Consolidated
2019
Net sales	$3,176	$52	$98	$3,326
Long-lived assets (a)	487	—	30	517

2018
Net sales	$3,495	$225	$106	$3,826
Long-lived assets (a)	571	—	30	601

2017
Net sales	$3,226	$271	$106	$3,603
Long-lived assets (a)	607	32	36	675

(a)	Includes net property, plant and equipment and other noncurrent assets.
(b)	North America includes the United States and Canada.

As explained in Note 3, Business Combinations and Disposition, the Company completed the sale of its European printing business (formerly known as the Europe segment) on September 28, 2018. The Company’s Office Products segment maintains operations in Europe.

Note 21.  Related Parties

On March 28, 2017, RRD completed the sale of approximately 6.2 million shares of LSC Communications common stock, representing its entire 19.25% retained ownership.  RRD’s ownership was initially retained on October 1, 2016 as a result of RRD’s separation into three separate independent publicly-traded companies, which included LSC Communications and Donnelley Financial Solutions.

Transactions with RRD

Revenues and Purchases

Given that RRD sold its remaining stake in LSC Communications on March 28, 2017, the following information is presented for the three months ended March 31, 2017 only.

LSC Communications generates net revenue from sales to RRD’s subsidiaries.  Net revenues from related party sales were $32 million for the three months ended March 31, 2017.

There were cost of sales of $51 million for the three months ended March 31, 2017 related to freight, logistics and premedia services purchased from RRD.  This amount is included in the consolidated statement of operations.

Note 22.  New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses (Topic 326)” (“ASU 2016-13”).  ASU 2016-13 changes the accounting for credit losses on financial instruments, including accounts receivable.  The standard will require the Company to measure expected credit losses on trade receivables based on historical experience, current conditions, and reasonable forecasts.  ASU 2016-13 is effective in the first quarter of 2020.  Upon adoption of ASU 2016-13, the Company is required to recognize an allowance for doubtful accounts on all accounts receivable balances, including unbilled accounts receivables, even if the risk of loss is remote.  Based upon the balances that exist as of December 31, 2019, the Company will record a de minimis increase to its allowance for doubtful accounts in the first quarter of 2020.

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

In August 2018, the FASB issued Accounting Standards Update No. 2018-15 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the accounting for implementation costs for cloud computing arrangements with the accounting for costs involved in implementing an internal-use software license.  ASU 2018-15 is effective in the first quarter of 2020; however, as early adoption is permitted, the Company adopted ASU 2018-15 in the first quarter of 2019.   The adoption did not have a material impact during the year ended December 31, 2019.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12").  ASU 2019-12 removes certain exceptions for intraperiod tax allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes, including a modification in the guidance for franchise taxes that are partially based on income and recognizing deferred taxes for a subsequent step-up in the tax basis of goodwill.  ASU 2019-12 is effective in the first quarter of 2021.  Early adoption of ASU 2019-12 is permitted; however, the Company plans to adopt the standard in the first quarter of 2021.  The Company is in the process of assessing the impact of the new standard.

UNAUDITED INTERIM FINANCIAL INFORMATION

(tabular amounts in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2019
Net sales	$845	$869	$834	$778	$3,326
Cost of sales	735	750	716	687	2,888
(Loss) income from operations	(19)	(16)	(9)	(113)	(157)
Net (loss) income	(126)	(24)	24	(169)	(295)
Net (loss) earnings per basic share	(3.79)	(0.69)	0.69	(5.02)	(8.82)
Net (loss) earnings per diluted share	(3.79)	(0.69)	0.69	(5.02)	(8.82)

2018
Net sales	$929	$943	$1,015	$939	$3,826
Cost of sales	808	798	862	815	3,283
(Loss) income from operations	(6)	18	41	(11)	42
Net (loss) income	(11)	8	(4)	(16)	(23)
Net (loss) earnings per basic share	(0.32)	0.24	(0.12)	(0.47)	(0.67)
Net (loss) earnings per diluted share	(0.32)	0.23	(0.12)	(0.47)	(0.67)

The amounts above reflect the results of acquired businesses from the relevant acquisition dates and include the following significant items:

	Pre-tax					After-tax
2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Termination fee from Quad	$—	$—	$(45)	$—	$(45)	$—	$—	$(34)	$—	$(34)
Settlement of retirement benefit obligations	135	1	1	—	137	101	—	1	—	102
Gain on the sale of fixed assets	—	—	—	(26)	(26)	—	—	—	(19)	(19)
Expenses related to acquisitions, the Merger Agreement and dispositions	7	5	10	1	23	6	6	4	—	16
Restructuring, impairment and other charges-net	13	24	10	101	148	13	20	3	86	122

	Pre-tax					After-tax
2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Purchase accounting adjustments	$3	$—	$1	$(1)	$3	$2	$—	$1	$(1)	$2
Acquisition, merger and disposition-related expenses	1	1	2	6	10	—	1	2	5	8
Restructuring, impairment and other charges-net	6	11	1	17	35	4	8	1	14	27

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of LSC Communications, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

3.2	Amended and Restated By-laws of LSC Communications, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.1

Indenture, dated as of September 30, 2016, among LSC Communications, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.2	Description of the LSC Communications, Inc. Securities Registered under Section 12 of the Exchange Act (filed herewith)

4.3

Rights Agreement, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2020)

10.1

Credit Agreement, dated as of September 30, 2016, among LSC Communications, Inc., the lenders party thereto, Bank Of America, N.A., as Administrative Agent Swing Line Lender and an L/C Issuer, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.2

Amendment No. 1 to Credit Agreement dated as of November 17, 2017, by and among LSC Communications, Inc., the other Loan Parties, the 2017 Refinancing Term Lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 3, 2018)

10.3

Amendment No. 2 to Credit Agreement dated as of December 20, 2018, by and among LSC Communications, Inc. the other Loan Parties, the Lenders party thereto and Bank of America, N. A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019))

10.4

Amendment No. 3 to Credit Agreement dated as of August 2, 2019, by and among LSC Communications, Inc., the other Loan Parties, the Lenders party thereto and Bank of America, N. A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2019)

10.5

Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement dated as of March 2, 2020, by and among LSC Communications, Inc., the other Loan Parties, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (filed herewith)

10.6	Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2017)*

10.7

Amendment to Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan dated October 17, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019)*

10.8

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of August 1, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018)*

10.9

LSC Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.10

Supplemental Executive Retirement Plan-B for Designated Executives effective January 1, 2001 as amended effective December 31, 2004, January 1, 2005 and September 30, 2016 (the “SERP-B”) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.11

LSC Communications Annual Incentive Plan as amended and restated effective January 17, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)*

10.12

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.13

Amendment to Employment Agreement, dated as of October 25, 2017, between LSC Communications, Inc. and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017)*

10.14

Key Employee Severance Plan effective October 25, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

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

10.20	Participation Agreement between Sarah L. Hoxie and the Company, dated as of January 23, 2020 (filed herewith)*

10.21

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

10.26

Form of Restricted Stock Unit Award Agreement (for 2019) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)*

10.27	Form of LTIP Performance-Vested Award Agreement (for 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2020)*

10.28	Form of LTIP Cash-Vested Award Agreement (for 2020) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2020)*

10.29

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.30

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

10.32	Non-Employee Director Compensation Plan effective as of February 12, 2020 (filed herewith)*

10.33

Form of Director Restricted Stock Unit Award (for 2014-2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.34

Form of Director Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

10.35	Form of Retention Bonus Letter (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 8, 2019)*

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

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, has been formatted in Inline XBRL.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March 2020.

LSC COMMUNICATIONS, INC.

By:	/ S / Andrew B. Coxhead
Andrew B. Coxhead Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 2nd day of March 2020.

Signature and Title	Signature and Title

/ S / THOMAS J. QUINLAN III	/ S / JUDITH H. HAMILTON *
Thomas J. Quinlan III	Judith H. Hamilton
President and Chief Executive Officer	Director
Chairman of the Board, Director
(Principal Executive Officer)

/ S / ANDREW B. COXHEAD	/ S / FRANCIS J. JULES *
Andrew B. Coxhead	Francis J. Jules
Chief Financial Officer	Director
(Principal Financial Officer)

/ S / SARAH L. HOXIE	/ S / THOMAS F. O’TOOLE *
Sarah L. Hoxie	Thomas F. O’Toole
Corporate Controller	Director
(Principal Accounting Officer)

/ S / M. SHÂN ATKINS *	/ S / DOUGLAS W. STOTLAR *
M. Shân Atkins	Douglas W. Stotlar
Director	Director

/ S / MARGARET A. BREYA *	/ S / SHIVAN S. SUBRAMANIAM *
Margaret A. Breya	Shivan S. Subramaniam
Director	Director

By:	/ S / Suzanne S. Bettman
Suzanne S. Bettman As Attorney-in-Fact

*	By Suzanne S. Bettman as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission

S-1