Form 10-K/A
period 2019-12-31
LSC Communications, Inc.
filed 2020-04-29
CIK 1669812

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each Class
Common Stock (Par Value $0.01)

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
of the Act).    Yes
☐
    No  ☑
The aggregate market value of the shares of common stock (based on the closing price of these shares on the New York Stock Exchange – Composite Transactions) on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, held by nonaffiliates was $120,031,446.
As of April 26, 2020, 33,586,062 shares of common stock were outstanding.

EXPLANATORY NOTES
This Amendment No. 1 to Form
10-K
(this “Amendment”) amends the Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 of LSC Communications, Inc. (“LSC,” “LSC Communications,” “we,” “our,” “us” and the “Company”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2020 (the “Original Form
10-K”).
We are filing this Amendment to present the information required by Part III of Form
10-K
that was previously omitted from the Original Form
10-K
in reliance on General instruction G(3) to Form
10-K
because a definitive proxy statement containing such information will not be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2019.
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
10-K.
This Amendment should be read in conjunction with the Original Form
10-K.
2019 marked the third complete fiscal year since R. R. Donnelley & Sons Company (“RR Donnelley” or “RRD”) effected its separation into three independent public companies: Donnelley Financial Solutions, Inc., LSC and RR Donnelley. The separation (the “Separation”) was effected when RRD distributed on a pro rata basis to holders of its common stock at least 80% of the outstanding shares of LSC common stock.
On October 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among Quad/Graphics, Inc. (“Quad”), QLC Merger Sub, Inc. and LSC to combine in an all-stock
transaction with Quad (the “Merger”). The U.S. Department of Justice filed a lawsuit to enjoin the transaction in June 2019. In light of the significant time and resources that would have been required to defend the lawsuit coupled with the uncertainty of the outcome, it was determined that continuing to litigate against the Department of Justice was not in the best interests of the Company or our stockholders. On July 22, 2019, Quad and LSC entered into a letter agreement, pursuant to which the parties agreed to terminate the Merger Agreement.

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

Thomas J. Quinlan III, 57 Chairman, Chief Executive Officer and President Director since: 2016 Current Public Directorships: None	Key Experience and Expertise
Mr. Quinlan’s extensive experience in the printing and office products industries provides the Board with valuable expertise, especially with respect to business integration strategies needed to achieve our Company’s business plan. He also brings to the Board his familiarity with finance and a broad range of operational issues, including sales, manufacturing and corporate staff functions.

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

M. Shân Atkins, 63	Key Experience and Expertise

Director since:
2016

Current Public Directorships:
Darden Restaurants, Inc.
SpartanNash Company
Aurora Cannabis Inc.

Former Public Directorships:
Chapters, Inc.
The Pep Boys—Manny, Moe & Jack
Tim Hortons Inc.
Shoppers DrugMart Corporation
SunOpta Inc.

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
+
Various executive positions with Sears, Roebuck & Company, a North American retailer, from 1996 to 2001
+
Leader in the consumer and retail practice at Bain & Company, an international management consultancy, from 1982 to 1996
+
Began career as a public accountant at what is now PricewaterhouseCoopers LLP, an accounting firm

Margaret A. Breya, 58 Director since: 2016 Current Public Directorships: None Former Public Directorships: Jive Software, Inc. MicroStrategy Incorporated Other Affiliations: InCorta, Inc. NSONE, Inc.	Key Experience and Expertise
Ms. Breya’s extensive experience brings marketing, operations and enterprise software expertise to the Board.

Career Highlights
+
Chief Marketing Officer of 8x8, Inc. since January 2020
+
Chief Marketing Officer of MicroStrategy Incorporated from July 2018 to December 2019
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

Judith H. Hamilton, 75

Director since:
2016

Current Public Directorships:
None

Former Public Directorships:
RR Donnelley

Other Affiliations:
Novell, Inc.
Software.com
Lante Corporation
Giga Information Group, Inc.
Key Experience and Expertise

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
+
Former President and Chief Executive Officer of Classroom Connect Inc., a provider of materials integrating the Internet into the education process
+
Former President and Chief Executive Officer of FirstFloor Software, an Internet software publisher
+
Former Chief Executive Officer of Dataquest, a market research firm for technology

Francis J. Jules, 63 Director since: 2016 Current Public Directorships: None Former Public Directorships: ModusLink Global Solutions, Inc.	Key Experience and Expertise

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

Thomas F. O’Toole, 62

Director since:
2016

Current Pubic Directorships:
Alliant Energy Corporation (and its wholly owned subsidiaries Wisconsin Power and Light Company and Interstate Power and Light Company)
Extended Stay America, Inc.

Former Public Directorships:
Pegasus Solutions, Inc.

Other Affiliations:
Corporation for Travel Promotion
cx Loyalty Group, Inc.
Key Experience and Expertise

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
+
Various positions of increasing responsibility at Hyatt Hotels Corporation from 1995 to 2008, including Chief Marketing Officer and Chief Information Officer

Douglas W. Stotlar, 59

Director since:
2016

Current Public Directorships:
AECOM
Reliance Steel & Aluminum Co.

Former Public Directorships:
URS Corporation
Con-way
Inc.

Other Affiliations:
Stone Canyon Packaging, LLC

Key Experience and Expertise

Mr. Stotlar has substantial knowledge of the transportation and logistics sector, which is relevant to our business activities. In addition, due to his prior experience as the former chief executive officer and as a director of public companies, he contributes valuable leadership experience as well as knowledge of legal and regulatory requirements and trends.

Career Highlights
+
Former President and Chief Executive Officer of
Con-way,
Inc., a transportation and logistics company, from April 2005 to October 2015
+
Various positions of increasing responsibility at
Con-way,
Inc. from 1985 to 2005

Shivan S. Subramaniam, 71	Key Experience and Expertise
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

Career Highlights
+
Former Chairman of FM Global Inc., a property and casualty insurance company, from 2002 to 2017
+
Chief Executive Officer of FM Global Inc. from 1999 to 2014 and President and Chief Executive Officer from 1999 to 2002
+
Various finance positions of increasing responsibility at Allendale Insurance Company from 1974 to 1999, including as Chairman and Chief Executive Officer from 1992 to 1999

THE BOARD’S COMMITTEES AND THEIR FUNCTIONS
The Board has three standing committees. The members of those committees and the committees’ responsibilities are described below. Each committee operates under a written charter that is reviewed annually and is posted on the Investors section of the Company’s website at the following address: www.lsccom.com. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this Amendment.

Audit Committee	2019 Meetings: 7
Shivan S. Subramaniam (Chair) Margaret A. Breya Douglas W. Stotlar
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

As required by its charter, each member of the Audit Committee is independent and financially literate, as such terms are defined by the New York Stock Exchange (“NYSE”) listing rules and the federal securities laws. The Board has determined that each of Douglas W. Stotlar and Shivan S. Subramaniam is an “audit committee financial expert” as such term is defined under the federal securities laws.

Corporate Responsibility & Governance Committee	2019 Meetings: 4
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

+
Oversees the Company’s responsibilities to its employees and to the environment

+
Recommends director compensation to the Board

As required by its charter, each member of the Company’s Corporate Responsibility & Governance Committee is independent as such term is defined by the NYSE listing rules and the federal securities laws.

Pursuant to its charter, the Corporate Responsibility & Governance Committee is authorized to obtain advice and assistance from outside advisors and to retain third-party consultants and has the sole authority to approve the terms and conditions under which it engages director search firms.

Human Resources Committee	2019 Meetings: 9
Francis J. Jules (Chair) M. Shân Atkins Thomas F. O’Toole Douglas W. Stotlar

Responsibilities

+
Establishes the Company’s overall compensation strategy

+
Establishes the compensation of the Company’s Chief Executive Officer, other senior officers and key management employees

+
Adopts amendments to, and approves terminations of, the Company’s employee benefit plans

As required by its charter, each member of the Company’s Human Resources Committee (the “HR Committee”) is independent, as such term is defined by the NYSE listing rules and the federal securities laws. In addition, using the NYSE listing rules as a guide, the Board considered all factors specifically relevant to determining whether a director has a relationship to the Company which is material to that director’s ability to be independent and affirmatively determined that each member of the HR Committee is independent.

Pursuant to its charter, the HR Committee is authorized to obtain advice and assistance from internal or external legal or other advisors and has the sole authority to engage counsel, experts or consultants in matters related to the compensation of the Chief Executive Officer and other executive officers of the Company (with sole authority to approve any related fees and other retention terms).

Pursuant to its charter, prior to selecting or receiving any advice from any committee advisor (other than in-house
legal counsel) and on an annual basis thereafter, the HR Committee must assess the independence of such committee advisor in compliance with the federal securities laws and using the NYSE listing rules as a guide.

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
Delinquent Section 16(a) Reports
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
Based solely on a review of the copies of such forms furnished to the Company, or written representations from the reporting persons that no Form 5 was required, the Company believes that during 2019, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were met in a timely manner except that a Form 4 reporting the grant of 23,460 RSUs to Kent A. Hansen on February 25, 2019 was filed on March 5, 2019, four business days following the due date.
Involvement in Certain Legal Proceedings
On April 13, 2020 (the “Petition Date”), the Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (collectively, the “Chapter 11 Cases”). The Chapter 11 Cases are being jointly administered under the caption In re LSC Communications, Inc., 20-10950. We and our subsidiaries that are involved in the Chapter 11 Cases will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

ITEM 11.  EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION & ANALYSIS
EXECUTIVE SUMMARY
In this CD&A, we will describe the material components of our executive compensation program applicable to our named executive officers (our “NEOs”) in 2019. While the discussion in this CD&A is focused on our NEOs, many components of our executive compensation program apply broadly across our executive ranks.
Our NEOs in 2019 were:
+	Thomas J. Quinlan III, our Chairman, Chief Executive Officer (“CEO”) and President;

+	Suzanne S. Bettman, our Chief Administrative Officer and General Counsel;

+  Andrew B. Coxhead, our Chief Financial Officer;
+  Sarah L. Hoxie, our Controller (as of November 2019);
+	Kent A. Hansen, our former Chief Accounting Officer and Controller (until November 2019); and

+	Richard T. Lane, our former Chief Strategy and Supply Chain Officer (until November 2019).

LSC’s executive compensation program is designed to strike an appropriate balance among rewarding our executives for strong performance, ensuring our long-term success, considering stockholder interest and encouraging our executive talent to remain with the Company.
This CD&A describes LSC’s Compensation Philosophy, the components of our 2019 executive compensation program, our decision-making process, our 2019 executive compensation decisions and other relevant policies and practices. Given that Ms. Hoxie became an executive officer in late November 2019, the HR Committee did not review or make any changes to her compensation in 2019, as she was not within the HR Committee’s purview. However, in 2020, her compensation as Controller and as an executive officer of LSC will be reviewed and determined by the HR Committee. As a result, in this CD&A, discussions of NEO compensation, unless specifically indicated, do not apply to Ms. Hoxie.
Highlights of the Company’s performance as well as our 2019 executive compensation program are described below.
2019 Company Highlights
While 2019 was a challenging year, LSC had many key accomplishments, including:
+	Undertaking a comprehensive review of the Company’s entire operations to identify new revenue and cost savings opportunities; implementing a substantial portion of the identified opportunities to drive significant benefits in 2019; positioning the Company to achieve continuing benefits in 2020 and future years;

+	Following the mutual termination of the definitive agreement (the “Merger Agreement”) to combine in an all-stock
transaction (the “Merger”) with Quad/Graphics, Inc. (“Quad”) in July 2019 (the “Merger Termination”), aggressively acting to strengthen our operating platform and enhance our financial flexibility by:

-	Completing an amendment to our credit agreement to provide the Company additional liquidity;

-	Closing production facilities in Torrance, California; Reno, Nevada and Philadelphia, Pennsylvania; and selling the Torrance land and building resulting in total net proceeds of approximately $35 million; and

-	Reorganizing and integrating operations and streamlining administrative and support activities.

2019 Executive Compensation Program Highlights
+
Robust and Informed Decision-Making Process.
The HR Committee, which met nine times in 2019, has a robust and informed decision-making process which is guided by the LSC Compensation Philosophy. The HR Committee also considers input from its independent compensation consultant.

+	Nimble Decision-Making Process. Following the Merger Termination, the HR Committee acted swiftly and decisively to address employee retention issues.

+
Market-Competitive Compensation Decisions.
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

+	Pay for Performance.

-	Consistent with our pay for performance philosophy, following the Merger Termination, the HR Committee determined that the full year targets under the Company’s Annual Incentive Plan (“AIP”) would be bifurcated between first half and second half corporate targets resulting in a full year payout to the NEOs of 22.5% of their target bonus opportunity. The second half targets for executives other than our NEOs were set by business unit;

-	No changes were made to the NEOs’ 2019 target bonus opportunities under the AIP; and

-	The 2019 awards granted under the Company’s Long-Term Incentive Plan (“LTIP”) were subject to performance vesting conditions.

LSC COMPENSATION PHILOSOPHY
The HR Committee has adopted and reviews annually the following LSC Compensation Philosophy. For the portion of 2019 prior to the Merger Termination, LSC was restricted from taking certain compensation actions under the Merger Agreement, but the HR Committee continued to be guided by the LSC Compensation Philosophy to the extent possible.

COMPENSATION GOVERNANCE
What We Do	What We Don’t Do

✓
Pay for Performance Philosophy.
NEO compensation is heavily weighted towards variable pay, and vesting of equity awards is predominantly performance-based

✓
Reasonable Compensation Levels Aligned with Our Pay for Performance Philosophy.
Overall compensation levels are targeted at market median and, where available, peer group target medians, with a range of opportunity to reward strong performance and withhold rewards when Company performance objectives are not achieved

✓
Double Trigger Equity Acceleration Upon a Change-in-Control.
All long-term incentive award grants made under our equity plan require a qualifying termination following a change in control for accelerated vesting

✓
Executive Stock Ownership Guidelines.
The NEOs and certain other executives are expected to hold LSC stock worth one to five times their base salary (depending on their position) within three years of the date of hire or promotion; in the event an executive does not achieve or make progress toward the required stock ownership level, the HR Committee has the discretion to take appropriate action

✓
Independent Executive Compensation Consultant.
The HR Committee regularly consults with an independent executive compensation consultant on matters surrounding executive officer pay and governance

✓
Clawback Policy.
The NEOs and all other current or former executive officers are subject to a Clawback Policy that allows the HR Committee to recoup incentive compensation under certain circumstances

✓
Risk Review.
The HR Committee regularly reviews and evaluates LSC’s executive and employee compensation practices to ensure that any risks associated with such practices are not likely to have a material adverse effect on LSC

✓
Prudent Equity Award Practices
. Management and the HR Committee evaluate share utilization levels by reviewing the dilutive impact of stock compensation

✓
Use of Tally Sheets.
Comprehensive historical and comparative compensation information is presented to the HR Committee on tally sheets

✓
Review of Internal Pay Equity
. The HR Committee considers internal pay and gender equity, among other factors, when making compensation decisions, but does not use a fixed ratio or formula when comparing compensation among executive officers

×
No Excise Tax Gross-Ups Upon a Change-in-Control.
The NEOs’ employment arrangements do not include any gross-ups for excise taxes, and the HR Committee has determined that any future executive officer arrangements will not include any gross-ups for excise taxes

×
No Payment of Dividends on PSUs or RSUs.
Our equity award agreements do not permit the payment or accrual of dividends or dividend equivalents on performance share units or restricted share units held by employees

×
No Excessive Perquisites.
We provide limited supplemental benefits and perquisites to our executive officers

×
No Tax Gross-Ups on Perquisites or Any Other Compensation or Benefits.
We do not provide tax gross-ups on supplemental benefits or perquisites

×
No Pledging/No Hedging/No Short Sales.
We have a policy that prohibits (and does not provide for exceptions or waivers) employees, directors and certain of their family members from pledging, short sales, trading in publicly traded options, puts or calls, hedging or similar transactions with respect to LSC stock

×
No Repricings or Cash Buyouts.
Our equity plan prohibits repricing (including cash buyouts) of out-of-the-money options or stock appreciation rights without stockholder approval

×
No Below Market Grants.
Our equity plan does not permit option grants below fair market value

×
No Liberal Share Counting.
Our equity plan explicitly prohibits the regranting of shares withheld or tendered to pay option exercise prices to satisfy tax obligations or repurchased by LSC with option exercise proceeds, or shares subject to SARs not issued upon settlement

×
No Guaranteed Bonus Arrangements.
In keeping with our pay for performance philosophy, annual bonuses are only paid upon the achievement of pre-defined metrics and goals; they are never guaranteed

COMPENSATION OVERVIEW
The HR Committee determined the 2019 compensation for the NEOs (other than Ms. Hoxie), which is generally composed of three major components: base salary, annual incentive compensation and long-term incentive compensation. However, as discussed further below, due to the proposed Merger, LSC and the HR Committee were restricted from taking certain compensation-related actions prior to the Merger Termination, which impacted certain of our NEOs’ 2019 compensation. In addition, the NEOs were eligible to receive certain benefits and to participate in benefit programs generally available to other employees of LSC. As noted above, Ms. Hoxie became an executive officer of LSC in late November 2019, therefore her 2019 compensation was determined by management at levels and using a pay mix consistently applied to similarly situated LSC employees, but will be set and determined by the HR Committee beginning in 2020. As a result, in this CD&A, discussions of NEO compensation, unless specifically indicated, do not include Ms. Hoxie.
In general, total compensation levels for the NEOs were targeted at the 50th percentile of peer group data, when available for a position, and by market survey data from the Willis Towers Watson 2019 Executive Survey Report — U.S. This 50th percentile target level provided a total competitive anchor point for LSC’s executive compensation program. Actual compensation levels varied up or down from targeted levels based on the Company’s performance and the individual’s role, responsibilities, experience and performance.
The table below describes the elements of the executive compensation program for our NEOs, but see
Compensation Overview – Annual Incentive Plan
and
Compensation Overview – Long-Term Incentive Program
for a description of how, in 2019, the pending and then terminated Merger impacted the structure of awards under the AIP and the LTIP.

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

+
Annual cash bonus plan

+
Target amount of bonus is determined as a percentage of base salary

+
Reward achievement against specific, pre-set target (EBITDA) and individual performance goals

+
Corporate target set at the beginning of the year, with new corporate target set for the second half of the year following the Merger Termination

+
Award payouts range from 0% to up to 125% of target, with no payouts for performance below specified thresholds

+
Awards may be adjusted downward by achievement levels of individual performance goals

+ Corporate and business unit targets set by the HR Committee + Individual performance goals set for participants + Median of market and peer group data

Component	Description/Rationale	Determining Factors
Long-Term Incentive Plan (LTIP)

+
Variable component of pay

+
Link awards to long-term LSC performance to increase alignment with stockholders

+
Key component to attract and retain executives

+
A mix of performance-based and time-based awards

+
Annual value intended to be a substantial component of overall compensation package

+
The NEOs (other than Mr. Hansen) were not granted long-term incentive awards prior to the Merger Termination due to restrictions in the Merger Agreement, but were, with the exception of Ms. Hoxie, granted cash-settled long-term performance awards in August 2019 which included a time-based initial tranche to incentivize the NEOs’ continued employment

+ Level of responsibility + Individual skills, experience and performance + Future potential + Median of peer group and market survey data
Other Benefits

+
Basic benefits including medical, a 401(k) plan, a frozen pension plan and other broad-based plans

+
Minimal perquisites with no tax gross-ups

+
Limited executive-level supplemental benefits including supplemental retirement, supplemental insurance and deferred compensation plan (which is now closed to additional deferrals)

+ Level of the employee in the organization

Annual Incentive Plan
The targets under the 2019 AIP were set by the HR Committee for the Office Products segment and for employees not part of the Office Products segment (including all of the NEOs) at the beginning of the year following the presentation of the annual operating budget to the Board and within the parameters established in the Merger Agreement. The targets were designed to be challenging.
The Merger Agreement contemplated that, upon consummation of the proposed Merger, performance was to be scored against the targets and new targets established for the balance of the year. Following the Merger Termination, the HR Committee reviewed and scored performance against the previously established targets and then established targets for the second half of the year.
The table below sets forth a description of the applicable targets for the first and second halves of the year and the individual performance goals under the AIP applicable to the NEOs.
Due to the pendency of the proposed Merger, individual performance goals for Messrs. Quinlan and Coxhead and Ms. Bettman were not set. Ms. Hoxie’s individual performance goals for 2019 were set and fully achieved. Mr. Lane’s individual performance goals for 2019 were set and fully achieved prior to his termination which met the eligibility requirements for retirement under the AIP Plan. Mr. Hansen forfeited any payout under the 2019 AIP upon the termination of his employment with LSC.

Target/Goals	Metric
Financial Targets

+
First Half Target: For LSC (excluding the Office Products segment), non-GAAP reported EBITDA of $223 million for 2019

+
Second Half Target: For corporate employees (which includes all NEOs), non-GAAP reported EBITDA of $132.2 million for the second half of 2019

+
See
Financial Review – Non-GAAP Measures
in the Form 10-K for a reconciliation of net (loss) income to non-GAAP EBITDA

+
Non-GAAP reported EBITDA defined as net income adjusted for income taxes, interest expense, investment and other income, depreciation and amortization, restructurings and impairments, acquisition-related expenses and certain other charges or credits

Individual Performance Goals	+ Varies by individual + Varies year to year, depending upon the individual’s key business objectives and areas of emphasis

The first half 2019 performance payout curve applicable to the NEOs was structured as follows:
+ Payout starts at 90% of the target, with an AIP payout of 10%;

+	Payout scales upward from 10% to 100%, with the target needing to be attained for the AIP to fund at 100%; and

+ Performance at 105.4% and above would result in an AIP payout at 125%.

The second half 2019 performance payout curve applicable to the NEOs was structured as follows:
+ Payout starts at 82% of the target, with an AIP payout of 10%;

+	Payout scales upward from 10% to 100%, with the target needing to be attained for the AIP to fund at 100%; and

+ No additional payout for performance above the target.

Payouts are modified (downward only) by achievement levels on individual performance goals.
Given marketplace dynamics and the possibility of unforeseen developments, the HR Committee retains discretion to increase or decrease the amount of participants’ AIP awards if it determines prior to the end of the plan year that an adjustment was appropriate to better reflect the actual performance of the Company and/or the participant; provided, that the HR Committee has discretionary authority to decrease the amount of an executive officers’ award at any time, including after the end of the plan year. The HR Committee also has discretionary authority to reduce the amount of an AIP award payable to any participant at any time, including after the end of the plan year if it determines the participant engaged in misconduct.
Long-Term Incentive Program
Our Amended and Restated 2016 Performance Incentive Plan, an amendment to which was approved by stockholders at our 2019 Annual Meeting of Stockholders, allows the HR Committee to grant long-term incentive awards (including performance share units (“PSUs”), restricted share units (“RSUs”), restricted stock awards (“RSAs”), stock options, stock appreciation rights (“SARs”) and long-term incentive cash awards) to any eligible employee. Long-term incentive awards are generally granted to directly align the interests of our NEOs with those of our stockholders.
In 2019, under the Merger Agreement, the HR Committee was restricted from granting PSUs or any other type of performance-based equity awards to any employee and from granting equity awards to our NEOs (other than to Ms. Hoxie and Mr. Hansen). As a result, no 2019 equity grants were made to Mr. Quinlan, Ms. Bettman, Mr. Coxhead or Mr. Lane, however, the HR Committee granted RSUs to Mr. Hansen and other employees. Prior to her promotion to Controller in November 2019, Ms. Hoxie was not eligible to receive long-term incentive awards. No PSUs, RSAs, stock options or SARs were granted to any employees.
In August 2019, following the Merger Termination, the HR Committee determined to grant cash-settled long-term performance awards (the “2019 LTIP Awards”) to the NEOs. The HR Committee recognized that Mr. Quinlan, Ms. Bettman, Mr. Coxhead and Mr. Lane had not received grants of long-term incentive equity awards (which generally comprise approximately 40% of each NEOs’ target total direct compensation) in 2019 due to restrictions in the Merger Agreement and that incentivizing and retaining LSC’s top executive talent was critical. One-third of each 2019 LTIP Award was time-vested subject to the grantee’s continued employment with LSC through August 5, 2020. The remaining two-thirds of each 2019 LTIP Award will vest ratably following each of our 2021 and 2022 fiscal years, in each case subject to LSC’s achievement of the applicable performance metric and the grantee’s continued employment with LSC through the date the HR Committee certifies the achievement of such performance. The amounts of the 2019 LTIP Awards were as follows: (i) Thomas J. Quinlan III, $2,400,000; (ii) Suzanne S. Bettman, $810,000; (iii) Andrew B. Coxhead, $810,000; (iv) Kent A. Hansen, $325,000; and (v) Richard T. Lane, $675,000. Ms. Hoxie was not an NEO at the time of such grants and, as a result, did not receive a 2019 LTIP Award. Mr. Hansen’s and Mr. Lane’s 2019 LTIP Awards were forfeited by their terms upon their terminations of employment with LSC.

EXECUTIVE COMPENSATION DECISION-MAKING PROCESS
The HR Committee establishes and monitors LSC’s overall compensation strategy to ensure that our executive compensation supports the Company’s business objectives, and oversees and establishes the compensation of the CEO, other senior officers and key management employees. While the HR Committee does not administer or have direct purview over our employee benefit plans, it reviews such plans so as to have a better understanding of the Company’s overall compensation structure.
In carrying out its responsibilities, the HR Committee is guided by the LSC Compensation Philosophy and also relies on the following:
+ Stakeholder and Say on Pay vote feedback;
+ Review of tally sheet information;
+ Internal pay equity;
+ Risk assessment;
+ Peer group data/market for talent;
+ The business judgment and experience of the members of the HR Committee;
+ Guidance and counsel from its independent compensation consultant, Willis Towers Watson; and
+ Recommendations from management.
Note that during the pendency of the proposed Merger, our HR Committee was restricted from making certain compensation changes, including with respect to our NEOs, without first obtaining the approval of Quad.
Stakeholders and Say on Pay Vote Feedback
In connection with its determinations regarding 2017 NEO compensation and its 2018 and 2019 compensation planning and decisions, our HR Committee directed a proactive and robust process to garner stockholder feedback in response to the results of our 2017 Say on Pay vote and on other governance topics annually. Because of the pendency and subsequent termination of the proposed Merger, we were not able to hold discussions with stakeholders in 2018 and 2019 so as to remain compliant with the relevant securities law restrictions on solicitations of proxies.
At meetings held with our stakeholders in the past, we have discussed various governance issues and received feedback on our executive compensation program. This process previously culminated in important changes to the compensation entitlements of certain of our NEOs, most notably, the removal of the legacy Section 280G excise tax gross-ups in Mr. Quinlan’s and Ms. Bettman’s legacy employment agreements with RRD that were assigned to the Company in the Separation and certain other enhanced disclosures in this CD&A.
Review of Tally Sheet Information
Along with performance and the other relevant factors discussed in this CD&A, the HR Committee generally considers the following information, which is presented on a “tally sheet” for each NEO when setting compensation:
+	The targeted values of base salary, annual cash incentive (at various levels of goal attainment) and long-term incentive awards (at grant date value and market value on the date of review) as compared to survey data and, where available, peer group proxy data;

+ Total and realized compensation for the current and prior years;
+ Annual incentive targets and amounts achieved for the current and prior years; and
+ The grant date and current market value of unvested equity awards.
In general, target total direct compensation levels for the NEOs are targeted at the 50th percentile of peer group data, when available for a position, and by market survey data. This 50th percentile target level provides a total competitive anchor point for LSC’s executive compensation program. Actual compensation levels vary up or down from targeted levels based on the Company’s performance and the individual’s role, responsibilities, experience and performance.
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
Mr. Quinlan, our CEO, is compensated at a higher level than other executive officers due to his higher level of responsibility, authority, accountability and experience. The HR Committee believes that Mr. Quinlan’s 2019 target total direct compensation was reasonable and appropriate in relation to the compensation targeted for the other NEOs and to one another.

Risk Assessment
With assistance from Willis Towers Watson, in April 2019, the HR Committee reviewed and evaluated LSC’s executive and employee compensation practices and concluded, based on this review, that any risks associated with such practices are not likely to have a material adverse effect on LSC. The determination primarily took into account the balance of cash and equity payouts, the balance of annual and long-term incentives, the type of performance metrics used, incentive plan payout leverage, possibility that the plan designs could be structured in ways that might encourage gamesmanship, avoidance of uncapped rewards, multi-year vesting for equity awards, use of stock ownership requirements for senior management and the HR Committee’s oversight of our executive compensation program.
Peer Group Data/Market for Talent
The HR Committee reviews the competitive market for talent as part of its review of our compensation program’s effectiveness in attracting and retaining talent, and to help determine our NEOs’ compensation.
Willis Towers Watson assisted the HR Committee in the initial creation of a peer group for LSC in 2016. The primary focus of this process was on a broad group of industrial companies of generally similar or larger size, complexity and scope rather than companies only in LSC’s industry, since the Company is significantly larger than many of its direct competitors and its markets for talent are necessarily broader. Willis Towers Watson’s analysis looked at companies in comparable industries and with revenue between one-half to two times the size of our revenue. The HR Committee, with input from management, suggested changes to the broad group before finalization. The peer group is reviewed annually by the HR Committee with assistance from Willis Towers Watson. In 2019, one company, Bemis Company, Inc., was removed from the peer group as it was acquired. The resulting 2019 peer group is comprised of the following 19 companies:

Acco Brands Corporation	Albemarle Corporation	Ashland Global Holdings Inc.

Avery Dennison Corporation	Deluxe Corporation	Domtar Corporation

Gannett Co., Inc.	Graphics Packaging Holding Company	Owens-Illinois, Inc.

Packaging Corporation of America	Pitney Bowes Inc.	PolyOne Corporation

Quad/Graphics, Inc.	R. R. Donnelley & Sons Company	Sealed Air Corporation

Silgan Holdings Inc.	Sonoco Products Company	Transcontinental Inc.

W. R. Grace & Co.

Role of the Compensation Consultant
The HR Committee again engaged Willis Towers Watson in 2019 as its outside executive compensation consultant to provide objective analysis, advice and recommendations on executive officer pay in connection with the HR Committee’s decision-making process. Willis Towers Watson was also hired to assist in the calculation of the CEO pay ratio and to assist the HR Committee in reviewing this CD&A. Willis Towers Watson regularly attends HR Committee meetings and reports directly to the HR Committee, not to management, on matters relating to compensation for the executive officers and for directors.
While Willis Towers Watson provides additional services to the Company other than those under the direction of the HR Committee, all such non-HR Committee services have been approved by the HR Committee. The HR Committee has assessed the non-HR Committee work and services provided by Willis Towers Watson and determined that (A) those services were provided on an independent basis and (B) no conflicts of interest exist. Factors considered by the HR Committee in its assessment included: (i) other services provided to LSC by Willis Towers Watson; (ii) fees paid by LSC as a percentage of Willis Towers Watson’s total revenue; (iii) Willis Towers Watson’s policies and procedures that are designed to prevent a conflict of interest and maintain independence between the personnel who provide HR Committee services and those who provide non-HR Committee services; (iv) any business or personal relationships between individual consultants involved in the engagement and HR Committee members; (v) whether any LSC stock is owned by individual consultants involved in the engagement; and (vi) any business or personal relationships between LSC’s executive officers and Willis Towers Watson or the individual consultants involved in the engagement.
Role of Management
The Company’s management, including the CEO, develops preliminary recommendations regarding compensation matters with respect to the executive officers other than the CEO, and provides these recommendations to the HR Committee for its review. Management’s recommendations focus on, among other things, experience, performance, job responsibilities, future potential and accomplishments. With respect to the AIP, the CEO has a discussion with the HR Committee on the payouts for the other NEOs, including a discussion of performance against individual performance goals.

The HR Committee reviews management’s recommendations but makes all final compensation decisions for LSC’s executive officers. Management is responsible for the administration of the compensation programs once the HR Committee’s decisions are finalized.
2019 COMPENSATION DECISIONS
The LSC Compensation Philosophy and structure of the executive compensation program were applied consistently to all NEOs (other than Ms. Hoxie). Total compensation was targeted at the 50th percentile of peer group data, when available for a position, and by market survey data. Any differences in compensation levels and mix that exist among the NEOs are primarily due to differences in market practices for similar positions and the responsibility, scope, future potential and complexity of the NEO’s role at LSC.
During the pendency of the proposed Merger, the Merger Agreement constrained the HR Committee’s ability to take certain actions regarding executive compensation without Quad’s consent. In addition, due to certain restrictions in the Merger Agreement, the HR Committee determined to make no long-term equity awards to Ms. Bettman and Messrs. Quinlan, Coxhead and Lane, and was not permitted to grant PSUs or other performance-based equity awards to any executive or other service providers. Following the Merger Termination, the HR Committee determined to grant the 2019 LTIP Awards described above in
Compensation Overview—Long-Term Incentive Program
, to each of the NEOs.
As Ms. Hoxie became an NEO in late November 2019, the HR Committee did not review or make any changes to her compensation in 2019. Her 2019 compensation was set and determined by management at levels and using a pay mix consistently applied to similarly situated LSC employees. She was not eligible to receive long-term incentive awards in her prior position and in 2019 she was not granted a 2019 LTIP Award. Her compensation will be reviewed and determined by the HR Committee in 2020.
The charts below describe, for each of our NEOs, their key responsibilities and 2019 target annual compensation mix (totals may not add to 100% due to rounding).

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

2019 Target Annual Compensation Mix

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

2019 Target Annual Compensation Mix

Andrew B. Coxhead Chief Financial Officer	Key Responsibilities

Our Chief Financial Officer is responsible for managing the Company’s overall financial condition, including our capitalization and our funding and liquidity profile. He is also responsible for financial analysis and reporting, our shared services centers, credit and collections and strategic sourcing. He is the primary liaison to our investors.

2019 Target Annual Compensation Mix

Sarah L. Hoxie Controller	Key Responsibilities
Our Controller is responsible for managing the Company’s SEC reporting and compliance with US GAAP and manages the Company’s efficiency and productivity initiative.
2019 Target Annual Compensation Mix*
* In her prior role, Ms. Hoxie was not eligible to receive long-term incentive awards

Kent A. Hansen Former Chief Accounting Officer and Controller	Key Responsibilities

Our former Chief Accounting Officer and Controller was responsible for managing the Company’s shared services centers, SEC reporting and compliance with US GAAP, our credit and collections departments and was also extensively involved in M&A due diligence, accounting and integration.

2019 Target Annual Compensation Mix

Richard T. Lane Former Chief Strategy and Supply Chain Officer	Key Responsibilities

Our former Chief Strategy and Supply Chain Officer was responsible for implementing the Company’s strategy, managing the M&A function, leading the Company’s strategic sourcing efforts and had operational responsibility for the Company’s book segment.

2019 Target Annual Compensation Mix

Base Salary
The HR Committee did not increase the base salaries of any of our NEOs in 2019, other than Messrs. Coxhead and Hansen. Mr. Coxhead was awarded a base salary increase of $25,000 and Mr. Hansen was awarded an increase of $15,000 to his base salary, in each case to position their compensation closer to the median compensation of the survey data. For 2019, after such increases, the NEOs’ base salaries were as follows: Mr. Quinlan, $1,200,000; Ms. Bettman, $540,000; Mr. Coxhead, $565,000; Ms. Hoxie, $200,000; Mr. Hansen, $340,000; and Mr. Lane, $450,000.
The HR Committee did not increase Ms. Bettman’s base salary, but in recognition of her extraordinary efforts with respect to the proposed Merger, awarded Ms. Bettman a one-time discretionary cash bonus of $25,000.
Annual Incentive Plan
The HR Committee did not make any changes in 2019 to the NEOs’ AIP targets as a percentage of base salary other than Ms. Hoxie’s, whose target was increased from 25% to 35% with her promotion to Controller. The 2019 AIP targets for the other NEOs were 150% for Mr. Quinlan and Ms. Bettman, 100% for Messrs. Coxhead and Lane, and 75% for Mr. Hansen. As described below, first half and second half 2019 performance resulted in 2019 AIP being earned at 22.5% of our NEOs’ AIP target bonus opportunities resulting in payments of $405,000 for Mr. Quinlan, $182,250 for Ms. Bettman, $127,125 for Mr. Coxhead and $11,956 for Ms. Hoxie. Mr. Lane’s 2019 AIP award was pro-rated for the portion of the year prior to his termination and resulted in a payment of $88,313. Mr. Hansen forfeited any payout under the 2019 AIP upon the termination of his employment with LSC.

Following the Merger Termination, the HR Committee determined:
+	To pro-rate performance against the previously established full year target applicable to the NEOs (non-GAAP reported EBITDA of $223 million (with the minimum of $200 million and a maximum of $235 million)) for the first half of the year;

+	To reward on-budget performance in the first half of the year despite the distraction of the pending proposed Merger by locking in the first half payment subject to downward adjustment by achievement levels of individual performance goals;

+	That pro-rata Company performance (excluding the Office Products segment which was covered by a separate target) against the non-GAAP reported EBITDA target equated to a first half performance outcome of 45%, which equated to a payout of 22.5% of a participant’s full year target, which were eligible to be adjusted downward by achievement levels of individual performance goals (see
Financial Review – Non-GAAP Measures
in the Form 10-K for a reconciliation of net (loss) income to non-GAAP reported EBITDA);

+	To restore the incentive value of the AIP for the second half of the year by resetting targets at the business unit level for certain executives and corporate level for other executives (including our NEOs);

+	To set the second half target for the corporate employees (which include all of the NEOs) at non-GAAP reported EBITDA of $132.2 million;

+	That the NEOs each met their individual performance goals for 2019; and

+	That, consistent with our pay for performance philosophy, given that second half performance did not meet the second half target, no bonus payments were paid under the AIP for the second half of 2019 to any corporate employee, including the CEO and the other NEOs.

Long-Term Incentive Program
With respect to 2019 compensation decisions, the HR Committee had a series of discussions regarding the most appropriate way to motivate and retain its executives while still maintaining a continued focus on producing strong operating results in light of the Merger Agreement restrictions described below. The HR Committee believes it is important to use long-term incentives to provide alignment with stockholders, to emphasize long-term performance and to ensure continuity of senior leadership.
During the pendency of the proposed Merger, the HR Committee was restricted from granting long-term equity awards to Ms. Bettman and Messrs. Quinlan, Coxhead and Lane. The HR Committee increased the value of Mr. Hansen’s 2019 grant by $50,000 over his 2018 grant, which was solely in the form of RSUs due to restrictions in the Merger Agreement on granting performance-based equity awards.
Following the Merger Termination, the HR Committee determined to grant long-term cash incentive awards in the form of the 2019 LTIP Awards described above to the NEOs (other than Ms. Hoxie, who was not an NEO at the time of grant).
See
Executive Compensation – Grants of Plan-Based Awards
for details concerning grants made to each NEO in 2019.
The 2019 long-term incentive grants for the NEOs consisted of:

2019 LTIP Awards (other than Ms. Hoxie)	Restricted Share Units (Mr. Hansen only)

+
One-third vests on the first anniversary of grant with the remaining two-thirds vesting ratably after each of the Company’s 2021 and 2022 fiscal years if the applicable performance target is achieved (in all cases unless employment terminated for other than death)

+
The competitively-sensitive performance targets are based on the achievement of a pre-set financial target of the ratio of debt to EBITDA for each of fiscal year 2021 and 2022

+
Do not accrue dividends

+
Cliff vest at the end of three years, unless employment terminated for other than death or disability

-
Following a change in control, RSUs would vest pro-rata upon termination without cause or for good reason

+
Equivalent in value to one share of the Company’s common stock and settled in stock

+
Do not accrue dividends

See
Executive Compensation – Grants of Plan-Based Awards
for further details concerning grants made to each NEO in 2019.
OTHER POLICIES AND PRACTICES
Benefit Programs
LSC’s benefit programs are based upon an assessment of competitive market factors and a determination of what is needed to retain high-caliber executives. Primary benefits for executive officers include participation in LSC’s broad-based plans at the same benefit levels as other employees, including: retirement plans, savings plans, health and dental plans and various insurance plans, including disability and life insurance.
LSC also provides certain executives, including certain of the NEOs, with the following benefits:
+
Supplemental Retirement Plan.
Because RRD froze its qualified retirement plans as of December 31, 2011, generally no additional benefits accrue under such plans or the related supplemental retirement plan as each were transferred to LSC in the Separation. LSC maintains the “frozen” supplemental retirement plan for eligible employees (which include approximately 563 (active and inactive) employees including certain of the NEOs).

+
Supplemental Insurance.
Supplemental life and long-term disability insurance is provided to all NEOs to enhance the value of LSC’s overall compensation program. The premium cost for these supplemental benefits is included as taxable income for the NEOs and there is no tax gross-up on these benefits.

+
Deferred Compensation Plan.
LSC’s deferred compensation plan is not accepting additional deferrals. However, the Company maintains the plan, including existing balances, investment options and previous deferral elections, for eligible participants, including certain of the NEOs.

+
Limited Perquisites.
Our NEOs receive limited perquisites. Taxes on all perquisites are the sole responsibility of the NEO. The HR Committee believes that these perquisites are important for retention and recruitment purposes. LSC reimburses expenses for financial counseling services to provide certain NEOs access to an independent financial advisor of their choice. The cost of these services, if utilized, is included as taxable income for the NEOs. A monthly automobile allowance provides eligible executives with an opportunity to use their car for both business and personal use in an efficient manner. If utilized, this allowance is included as taxable income for the NEOs. Mr. Lane received reimbursement for monthly dues and business entertainment expenses for a country club membership utilized to entertain customers and suppliers. The reimbursement for monthly dues was not included as taxable income to him. Specific executive officer perquisites are listed in the footnotes to the
2019 Summary Compensation Table
.

Post-Termination Benefits
The HR Committee reviewed the post-termination benefits available to the NEOs and other executives in 2019. The HR Committee believes that severance benefits and change in control benefits are necessary in order to attract and retain the caliber and quality of executives that the Company needs in its most senior positions. These benefits are particularly important in our consolidating industry, as they provide for continuity of senior management and help our executives focus on results and strategic initiatives.
In early 2018, the HR Committee determined that Ms. Bettman and Messrs. Coxhead, Hansen and Lane would be eligible to participate in the Company’s Key Employee Severance Plan (which was originally adopted by the HR Committee in October 2017) if they each agreed to waive any existing legacy employment agreements and severance entitlements, which each subsequently did. Consequently, each of our NEOs, other than Mr. Quinlan and Ms. Hoxie, is party to a participation agreement under, and is a participant in, the Key Employee Severance Plan rather than to an individual employment agreement with the Company. Mr. Quinlan remains eligible to receive the severance benefits that were set forth in his employment agreement with the Company, as amended in 2017 to remove his legacy Section 280G excise tax gross-up. Ms. Hoxie does not have an employment agreement with the Company and did not participate in the Key Employee Severance Plan in 2019. In the event of a qualifying termination, Ms. Hoxie would be eligible to receive severance benefits under the Company’s broad-based severance plan maintained for other Company employees.
Each of the applicable NEOs’ agreements provide for severance payments and benefits if termination occurs without “cause” or for “good reason.” Each of our applicable NEOs is also eligible to receive additional compensation if he or she is terminated in connection with or following a “change in control.” However, all such payments are “double trigger” (requiring both a change in control and a qualifying termination).
Additional information regarding severance and change in control payments, including definitions of the key terms and a quantification of benefits that would have been received by our NEOs had a termination occurred on December 31, 2019, is found under
Potential Payments upon Termination or Change in Control
.
Messrs. Lane and Hansen were not eligible for severance benefits from LSC under the Key Employee Severance Plan or otherwise in connection with their departures from the Company in November 2019. Upon termination of their employment, both also forfeited their 2019 LTIP Awards and all outstanding equity awards pursuant to their terms.
Stock Ownership Guidelines
The HR Committee has established stock ownership guidelines for the NEOs and certain other executives. These guidelines are designed to encourage LSC’s executives to have a meaningful equity ownership in LSC, thereby linking their interests with those of our stockholders. These stock ownership guidelines provide that, within three years of becoming an executive, each executive must own (by a combination of shares owned outright, shares owned through LSC’s 401(k) plan and shares of unvested RSAs and unvested RSUs, but excluding unexercised stock options or PSUs) shares of LSC common stock with a value of 5x base salary for the CEO, 3x base salary for the NEOs other than the CEO and 1x base salary for all other executives covered by the guidelines. As of April 3, 2020, none of our NEOs had met or exceeded their applicable stock ownership guidelines, but each had made appropriate progress. Ms. Hoxie became subject to the guidelines in November 2019. Failure to achieve or make progress toward the guidelines shall be cause for review of such executive’s right to future participation in stock grants and/or affect future long-term incentive award payouts.
Tax Deductibility Policy
The HR Committee considers the deductibility of compensation for federal income tax purposes in the design of LSC’s compensation programs. The HR Committee believes it is important to preserve and retain the flexibility necessary to provide cash and equity compensation in line with competitive practices, the LSC Compensation Philosophy, and the best interests of LSC stockholders even if amounts are not fully tax deductible. Section 162(m) of the Internal Revenue Code generally imposes a $1 million limit on the amount a public company may deduct for compensation paid to the company’s “covered employees,” which include our NEOs. The HR Committee is cognizant of and continually considers the impact of the Tax Cuts and Jobs Act of 2017, which expanded the number of individuals covered by Section 162(m) and eliminated the exception for performance-based compensation (generally effective beginning with our 2018 tax year) on the Company’s compensation programs and design. As a result of the changes to Section 162(m), the HR Committee anticipates that the portion of future compensation paid to our NEOs in excess of $1 million will not be deductible, unless it qualifies for transition relief applicable to a “grandfathered” arrangement in place as of November 2, 2017.

Clawback Policy
The Company’s Clawback Policy, which is reviewed regularly by the HR Committee, allows the Company to seek reimbursement of incentive compensation paid or awarded to current or former executive officers of the Company where:
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
Compensation Discussion & Analysis
section set forth above.
In reliance on the review and discussions referred to above, the Human Resources Committee recommended to the Board that the
Compensation Discussion & Analysis
be incorporated in LSC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Human Resources Committee
Francis J. Jules, Chair
M. Shân Atkins
Thomas F. O’Toole
Douglas W. Stotlar

EXECUTIVE COMPENSATION
2019 SUMMARY COMPENSATION TABLE
The 2019 Summary Compensation Table provides compensation information about our principal executive officer, principal financial officer and the three most highly compensated executive officers (other than the principal executive officer and principal financial officer) (the “Named Executive Officers” or “NEOs”) as of December 31, 2019.

Name and Principal Position (a)	Year(b)	Salary ($) (c)	Bonus ($) (d) (1)	Stock Awards ($) (e) (2)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h) (4)	All Other Compensation ($) (i) (5)	Total ($) (j)
Thomas J. Quinlan III	2019	1,200,000	0	0	—	405,000	218,623	39,891	1,863,514
Chairman, Chief Executive	2018	1,200,000	0	3,099,961	—	0	0	37,709	4,337,670
Officer and President	2017	1,200,000	0	—	—	0	115,374	35,109	1,350,483
Suzanne S. Bettman	2019	540,000	25,000	0	—	182,250	109,728	22,858	879,836
Chief Administrative Officer	2018	540,000	0	599,871	—	0	0	22,858	1,162,728
and General Counsel	2017	540,000	900,000	779,833	—	0	62,101	22,858	2,304,792
Andrew B. Coxhead	2019	543,846	0	0	—	127,125	50,315	12,479	733,765
Chief Financial Officer	2018	540,000	0	724,889	—	0	0	12,479	1,277,368
and Treasurer	2017	540,000	533,334	928,711	—	0	42,051	0	2,044,096
Sarah L. Hoxie Controller (6)	2019	172,667	0	0	—	11,956	0	0	184,623
Kent A. Hansen	2019	294,615	0	147,329	—	0	0	11,124	453,068
Former Chief Accounting Officer	2018	325,000	0	149,968	—	0	—	11,124	486,092
and Controller (7)	2017	285,000	0	158,919	—	0	—	0	443,919
Richard T. Lane	2019	398,076	0	0	—	88,313	90,238	36,459	613,086
Former Chief Strategy and Supply	2018	450,000	0	399,869	—	0	0	34,909	884,777
Chain Officer (8)	2017	400,000	364,363	424,548	—	0	53,153	13,085	1,255,149
1	The amount shown in this column for 2019 consists of a one-time lump sum payment for Ms. Bettman approved in October 2019 by the HR Committee.
2	The amounts shown in this column constitute the aggregate grant date fair value of restricted share units (“RSUs”) granted during the 2019 fiscal year under the Amended and Restated 2016 PIP (also referred to as the “LSC PIP”). The amounts are valued in accordance with ASC Topic 718,
Compensation — Stock Compensation
. See
Note 18 to the Consolidated Financial Statements
included in the Original Form 10-K for a discussion of the relevant assumptions used in calculating the fair value pursuant to ASC Topic 718. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See also
Outstanding Equity Awards at Fiscal Year-End
. Due to the pending Merger, Mr. Hansen was the only NEO eligible for a grant under the 2019 long-term incentive program.
3	The amounts shown in this column constitute payments made under the AIP, which is a sub-plan of the LSC PIP. At the outset of each year, the Human Resources Committee sets performance criteria that are used to determine whether and to what extent the NEOs will receive payments under the AIP. See
Compensation Discussion and Analysis
for further information.
4	The amounts shown in this column include the aggregate of the increase, if any, in actuarial values of each of the NEO’s benefits under our pension and supplemental pension plans. RRD did not have a pension plan open to new participants when Mr. Hansen was hired by RRD, so he is not a participant in our pension or supplemental pension plans and has no benefits under the plans. LSC did not have a pension plan open to new participants when Ms. Hoxie was hired by LSC, so she is not a participant in our pension or supplemental pension plans and has no benefits under the plans.

5	This amount includes the value of the following: (a) interest in the aggregate of $16,260 (calculated at the prime interest rate) that was contributed in 2019 by LSC to Mr. Quinlan’s Supplemental Executive Retirement Plan-B account and (b) the perquisites and insurance premiums paid by the Company for group term life and supplemental disability shown in the table below. LSC does not provide a tax gross-up on these benefits.

Named Executive Officer	Corporate Auto Allowance	Club Membership Dues	Supplemental Life Insurance Premium	Supplemental Disability Insurance Premium
Thomas J. Quinlan III	16,800	N/A	2,290	4,540
Suzanne S. Bettman	16,800	N/A	1,690	4,368
Andrew B. Coxhead	N/A	N/A	3,875	8,604
Sarah L. Hoxie	N/A	N/A	N/A	N/A
Kent A. Hansen	N/A	N/A	3,575	7,549
Richard T. Lane	N/A	13,352	13,638	9,469

6	On November 22, 2019, Ms. Hoxie became Controller of the Company.
7	Mr. Hansen’s employment with the Company ended on November 22, 2019.
8	Mr. Lane’s employment with the Company ended on November 15, 2019.
GRANTS OF PLAN-BASED AWARDS
The table below shows additional information regarding awards granted during the year ended December 31, 2019 under LSC’s performance incentive plans, including (i) the threshold, target and maximum level of annual cash incentive awards for the NEOs for performance during 2019, as established by the HR Committee in February 2019, (ii) the 2019 LTIP awards granted on August 5, 2019 under the LSC PIP and (iii) the RSUs granted in February 2019 under the LSC PIP. See
Compensation Discussion & Analysis — Long Term Incentive Program
for a more detailed discussion of certain of the awards discussed in the following table.
Grants of Plan-Based Awards Table

Name (a)		Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(i) (1)	Grant Date Fair Value of Stock and Option Awards ($)(l) (2)
	Grant Date(b)	Threshold (3) ($)(c)	Target ($)(d)		Maximum ($)(e)	Threshold (#)(f)	Target (#)(g)	Maximum (#)(h)

Thomas J. Quinlan III	—	—	1,800,000	(4)	2,700,000	—	—	—	—	—

	8/5/19	—	2,400,000	(5)	—	—	—	—	—	—

Suzanne S. Bettman	—	—	810,000	(4)	1,215,000	—	—	—	—	—

	8/5/19	—	810,000	(5)	—	—	—	—	—	—

Andrew B. Coxhead	—	—	565,000	(4)	847,500	—	—	—	—	—

	8/5/19	—	810,000	(5)	—	—	—	—	—	—

Sarah L. Hoxie	—	—	70,000	(4)	105,000	—	—	—	—	—

Kent A. Hansen	—	—	243,750	(4)	365,625	—	—	—	—	—

	8/5/19	—	325,000	(5)	—	—	—	—	—	—

	2/25/19	—	—		—	—	—	—	23,460	147,329

Richard T. Lane	—	—	450,000	(4)	675,000	—	—	—	—	—

	8/5/19	—	675,000	(5)	—	—	—	—	—	—
1	Consists of RSUs awarded under the LSC PIP. Each RSU is equivalent to one share of Company common stock and the awards vest in full on March 2, 2021. The RSUs have no dividend or voting rights and are payable on a 1:1 ratio in shares of common stock of the Company upon vesting. See
Potential Payments Upon Termination or Change in Control
.
2	Grant date fair value with respect to the RSUs is determined in accordance with ASC Topic 718. See
Note 18 to the Consolidated Financial Statements
included in the Original Form 10-K for a discussion of the relevant assumptions used in calculating the fair value pursuant to ASC Topic 718. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. See
Outstanding Equity Awards at Fiscal Year-End
for further information on these awards.
3	The AIP begins to fund above the threshold, which is set at 90% of target. See Compensation Discussion & Analysis for more information.
4	In each case, the amount actually earned by each NEO is reported as Non-Equity Incentive Plan Compensation in the
2019 Summary Compensation Table
. See
Compensation Discussion & Analysis
for further information.
5	One-third of each 2019 LTIP Award was time-vested subject to the grantee’s continued employment with LSC through August 5, 2020. The remaining two-thirds of each 2019 LTIP Award will vest ratably following each of our 2021 and 2022 fiscal years, in each case subject to LSC’s achievement of the applicable performance metric and the grantee’s continued employment with LSC through the date the HR Committee certifies the achievement of such performance. Messrs. Hansen’s and Lane’s 2019 LTIP Awards were forfeited by their terms upon their terminations of employment with LSC.

OUTSTANDING EQUITY AWARDS AT FISCAL
YEAR-END
The table below shows (i) each grant of stock options that are unexercised and outstanding and (ii) the aggregate number of unvested RSUs, PSUs, and restricted stock awards (“RSAs”) outstanding for the NEOs as of December 31, 2019. Per the terms of Messrs. Hansen’s and Lane’s Equity Award agreements, all unvested equity was cancelled and forfeited upon their terminations of employment with the Company.
Outstanding Equity Awards at Fiscal
Year-End
Table

Name(a)	Number of Securities Underlying Unexercised Options Exercisable (#)(b)	Number of Securities Underlying Unexercised Options Unexercisable (#)(c)	Option Exercise Price ($)(e)	Option Expiration Date(f)	Number of Shares or Units of Stock That Have Not Vested (#)(g) (1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(i) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(j) (4)
Thomas J. Quinlan III	44,500	—	26.29	3/1/2022	—	—	—	—
	25,000	—	36.99	2/27/2021	—	—	—	—
	37,500	—	39.52	2/25/2020	—	—	—	—
	—	—	—	—	114,930	23,676	114,930	23,676
Suzanne S. Bettman	—	—	—	—	34,930	7,196	37,470	7,719
Andrew B. Coxhead	—	—	—	—	41,985	8,649	45,015	9,273
Sarah L. Hoxie	—	—	—	—	—	—	—	—
Kent A. Hansen	—	—	—	—	—	—	—	—
Richard T. Lane	—	—	—	—	—	—	—	—
Note:	Multiple awards have been aggregated where the expiration date and the exercise price of the instruments are identical.
1	The following table provides information with respect to the vesting schedule of each NEO’s outstanding unvested RSUs over shares of common stock that are set forth in the above table.

Vesting Date	Thomas Quinlan	Suzanne Bettman	Andrew Coxhead	Kent Hansen	Richard Lane
3/2/2020	0	12,690	15,110	0	0
3/2/2021	114,930	22,240	26,875	0	0
2/25/2022	0	0	0	0	0
2	Assumes a closing price per share of LSC of $0.206 on December 31, 2019 (the last trading day of the year).
3	For Mr. Quinlan, represents (i) 114,930 PSUs from a grant on February 26, 2018, which are earned for achieving a specified non-GAAP
Free Cash Flow target over a three-year period ending December 31, 2020 (the “2018 PSUs”), subject to continued employment.
For Ms. Bettman, represents (i) 15,230 RSAs from a grant on February 27, 2017 (for which performance through December 31, 2017 was certified by the HR Committee, with performance achievement certified at 120% of target), which will cliff vest on March 2, 2020 (the “2017 RSAs”), subject to continued employment and (ii) 22,240 PSUs remaining from her grant of 2018 PSUs, which will vest on March 2, 2021, subject to continued employment.
For Mr. Coxhead, represents (i) 18,140 RSAs remaining from his grant of 2017 RSAs, which will vest on March 2, 2020 subject to continued employment and (ii) 26,875 PSUs remaining from his grant of 2018 PSUs, which will vest on March 2, 2021 subject to continued employment.
4	Assumes performance achievement of 100% payout of the PSUs and a closing price per share of $0.206 on December 31, 2019 (the last trading day of the year).
OPTION EXERCISES AND STOCK VESTED
The following table shows information regarding the value of options exercised and RSAs and, RSUs vested during the year ended December 31, 2019.

Option Exercises and Stock Vested Table

	OPTION AWARDS		STOCK AWARDS
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d) (1)	Value Realized on Vesting ($)(e) (2)
Thomas J. Quinlan III	N/A	N/A	311,593	2,201,414
Suzanne S. Bettman	N/A	N/A	47,243	312,543
Andrew B. Coxhead	N/A	N/A	22,113	128,041
Sarah L. Hoxie	N/A	N/A	0	0
Kent A. Hansen	N/A	N/A	3,618	4,844
Richard T. Lane	N/A	N/A	16,191	100,434
1	Represents the vesting of RSAs and RSUs under the LSC PIP.
2	Value realized on vesting of RSUs is the fair market value on the date of vesting, based on the closing price of LSC common stock as reported by the NYSE, which on March 2, 2019 was $8.42. Value realized on vesting of RSAs is the fair market value on the date of vesting, based on the closing price of LSC common stock as reported by the NYSE, which on October 1, 2019 was $1.35.
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
The Internal Revenue Code places limitations on pensions that can be accrued under tax qualified plans. Prior to being frozen, to the extent an employee’s pension would have accrued under a qualified retirement plan if it were not for such limitations, the additional benefits were accrued under an unfunded supplemental pension plan by RRD prior to the Separation (the “RRD SERP”) and following the Separation by LSC in an unfunded supplemental pension plan (the “LSC SERP”). The assets and liabilities of the RRD SERP related to
LSC-allocated
employees and certain former employees and retirees were transferred at the time of the Separation to the LSC SERP. Prior to a change of control, the LSC SERP is unfunded and provides for payments to be made out of LSC’s general assets. Generally, no additional benefits will accrue under the LSC Qualified Retirement Plans or the related LSC SERP.
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
See
Note 15 to the Consolidated Financial Statements
included in the Original Form
10-K
for a discussion of the relevant assumptions used in calculating the present value of the current accrued benefit under the LSC Qualified Retirement Plan and the LSC SERP set forth in the table below.
Pension Benefits Table

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c) (1)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Thomas J. Quinlan III	Pension Plan	11	127,558	—
	LSC SERP	11	893,547	—
Suzanne S. Bettman	Pension Plan	7	145,457	—
	LSC SERP	7	351,151	—
Andrew B. Coxhead	Pension Plan	16	182,387	—
	LSC SERP	16	71,345	—
Sarah L. Hoxie (2)	Pension Plan	—	—	—
	LSC SERP	—	—	—

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c) (1)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Kent A. Hansen (3)	Pension Plan	—	—	—
	LSC SERP	—	—	—
Richard T. Lane	Pension Plan	12	331,488	—
	LSC SERP	12	248,320	—
1	The number of years of credited service was frozen effective December 31, 2011 (the date benefit accruals were frozen by RRD).
2	LSC did not have a pension plan open to new participants when Ms. Hoxie was hired by LSC, so she is not a participant in our pension plan or supplemental pension plan and has no benefits under either plan.
3	RRD did not have a pension plan open to new participants when Mr. Hansen was hired by RRD, so he is not a participant in our pension plan or supplemental pension plan and has no benefits under either plan.
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
In connection with the Separation, LSC created the LSC Deferred Compensation Plan which is substantially similar to the RRD Deferred Compensation Plan, and the assets and liabilities of
LSC-allocated
employees and certain former employees and retirees were transferred to, and assumed by, the LSC Deferred Compensation Plan. Participants’ deferral elections continued through the end of the 2016 calendar year. LSC determined not to offer eligible employees the opportunity to make deferrals for 2017, 2018 or 2019 and will determine, in its discretion, whether to offer eligible employees the opportunity to make deferrals in the future. LSC has not made any contributions to participants’ accounts under the LSC Deferred Compensation Plan.
Distributions generally are paid in a lump sum on the latter of the first day of the year following the year in which the participant’s employment with LSC terminates or the six-month
anniversary of such termination unless the participant elects that a distribution be made three years after a deferral under certain circumstances.
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
The table below shows (i) the contributions made by each of the NEOs during the year ended December 31, 2019, (ii) aggregate earnings on each of the NEO’s account balance during the year ended December 31, 2019 and (iii) the account balance of each NEO as of December 31, 2019. The table also presents amounts deferred under the
SERP-B.
Nonqualified Deferred Compensation Table

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d) (1)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Thomas J. Quinlan III
Deferred Compensation Plan	—	—	—	—	—
Supplemental Executive Retirement Plan-B	—	—	16,260	—	311,901
Suzanne S. Bettman
Deferred Compensation Plan	—	—	443,341	—	1,963,996
Andrew B. Coxhead
Deferred Compensation Plan	—	—	—	—	—
Sarah L. Hoxie
Deferred Compensation Plan	N/A	N/A	N/A	N/A	N/A
Kent A. Hansen
Deferred Compensation Plan	N/A	N/A	N/A	N/A	N/A
Richard T. Lane
Deferred Compensation Plan	—	—	31,944	—	586,549
1	Amounts in this column with respect to the Deferred Compensation Plan are not included in the 2019
Summary Compensation Table
. Amounts in this column for Mr. Quinlan with respect to the SERP-B consist of contributed interest calculated at the prime interest rate on the NEO’s account balance and are included in the 2019
Summary Compensation Table
.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
In 2018, each of the NEOs, other than Mr. Quinlan and Ms. Hoxie, agreed to enter into a participation agreement (each, a “Participation Agreement”) to commence participation in the Company’s Key Employee Severance Plan (the “Severance Plan”) and, in exchange therefore, waived their existing employment agreements with the Company. Ms. Hoxie does not have an employment agreement with the Company and did not enter into a Participation Agreement until January 2020. This section describes the payments that would have been received by the NEOs upon termination of employment at December 31, 2019. References in this section to “agreement(s)” shall be deemed to include Mr. Quinlan’s employment agreement, to the extent applicable and to the Participation Agreement and Severance Plan for each of Ms. Bettman and Mr. Coxhead. The amount of these payments would have depended upon the circumstances of termination, which include termination by LSC without Cause, termination by the employee for Good Reason, other voluntary termination by the employee, death, disability, or termination following a Change in Control of LSC (each as defined in the applicable agreement). The information in this section is based upon the agreements as in effect as of December 31, 2019. This information is presented to illustrate the payments the NEOs would have received from LSC under the various termination scenarios. A description of the terms with respect to each of these types of terminations follows. As Mr. Hansen and Mr. Lane were not employed by the Company on December 31, 2019, they are not included in the below discussion or in the tables that follow. Messrs. Lane and Hansen were not eligible for severance benefits from LSC under the Key Employee Severance Plan or otherwise in connection with their departures from the Company in November 2019. Upon termination of their employment, both also forfeited their 2019 LTIP Awards and all outstanding equity awards pursuant to their terms.
TERMINATION OTHER THAN AFTER A CHANGE IN CONTROL
The agreements in effect on December 31, 2019 with Messrs. Quinlan and Coxhead and Ms. Bettman provided for payments of certain benefits, as described below, upon termination of employment. The NEOs’ rights upon a termination of employment depend upon the circumstances of termination. Central to an understanding of the rights of each NEO under the agreements is an understanding of the definitions of ‘Cause’ and ‘Good Reason’ that are used in those agreements. For purposes of the agreements:
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
Good Reason
to terminate employment (and thereby gain access to the benefits described below) if LSC assigns the NEO duties that represent a material diminution of his or her duties or responsibilities, reduces the NEO’s compensation, generally requires that the NEO’s principal office be located other than in or around Chicago, Illinois (for Ms. Bettman and Mr. Coxhead) or New York, New York (for Mr. Quinlan), or materially breaches the agreement.
TERMINATION AFTER A CHANGE IN CONTROL
In response to stockholder feedback, the legacy Section 280G excise tax gross-ups contained in Mr. Quinlan and Ms. Bettman’s agreements were removed, and therefore, none of the NEOs are entitled to tax gross-ups upon a termination after a Change in Control.
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
POTENTIAL PAYMENT OBLIGATIONS UNDER AGREEMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following tables set forth LSC’s payment obligations under the circumstances specified upon a termination of the employment of the NEOs or upon a Change in Control, assuming such termination occurred on December 31, 2019. The tables do not include payments or benefits that do not discriminate in scope, terms or operation in favor of the NEOs and are generally available to all salaried employees, or pension or deferred compensation payments that are discussed in
Pension Benefits
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
In general, Ms. Bettman’s and Mr. Coxhead’s agreements provide that, in the event they experience a termination without Cause or resign for Good Reason (each of which we refer to as a “qualifying termination”), and in each case not in connection with a Change in Control, they will be entitled to receive the following benefits, subject to the execution of a release and agreement to certain restrictive covenants, including non-competition, non-solicitation and confidentiality covenants:
+	salary continuation for 18 months paid in accordance with the Company’s regular payroll dates;
+	equal payments made in accordance with the Company’s regular payroll dates that, in the aggregate, equal 150% of the NEO’s target annual bonus over a period of 24 months;
+	a lump-sum payment representing the difference between the NEO’s monthly medical insurance cost immediately prior to his or her qualifying termination and the monthly cost for COBRA for 18 months; and
+	six months of outplacement assistance from a provider selected by the Company.
Mr. Quinlan’s employment agreement provides that if he is terminated without Cause or for Good Reason within two years of a Change in Control, he will be entitled to receive:
+	cash in an amount equal to three times of the sum of Mr. Quinlan’s base salary and target annual bonus, payable in a lump sum, subject to the execution of a customary release;
+	a pro rata bonus for the year of the qualifying termination, payable at the same time as all other annual bonuses are paid to LSC’s senior executives;
+	continuation of all benefits (including Mr. Quinlan’s car allowance) to which Mr. Quinlan was eligible to receive prior to his termination until and including the last day of the second calendar year following the calendar year in which the qualifying termination occurs; and
+	a lump sum payment of $75,000, payable six months and one day after Mr. Quinlan’s qualifying termination.
In general, Ms. Bettman’s and Mr. Coxhead’s agreements provide that, in the event they experience a qualifying termination within two years following a Change in Control, they will be entitled to receive the following benefits, subject to the execution of a release and agreement to certain restrictive covenants, including non-competition, non-solicitation and confidentiality covenants:
+	salary continuation for 24 months paid in accordance with the Company’s regular payroll dates;
+	equal payments made in accordance with the Company’s regular payroll dates that, in the aggregate, equal 200% of the NEO’s target annual bonus over a period of 24 months;
+	a lump-sum payment representing the difference between the NEO’s monthly medical insurance cost immediately prior to his or her qualifying termination and the monthly cost for COBRA for 24 months; and
+	six months of outplacement assistance from a provider selected by the Company.
Disability or Death
Messrs. Quinlan and Coxhead and Ms. Bettman are entitled to pension benefits upon death or disability according to the terms of the LSC Qualified Retirement Plans. Each is entitled to benefits paid under a supplemental disability insurance policy and a supplemental life insurance policy maintained by LSC for the NEO’s benefit. Pursuant to the terms of the AIP, such NEO may be entitled to his or her annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid and as available to all employees who participate in the AIP, determined in the HR Committee’s discretion. Additionally, all unvested equity awards held by such NEO, except the performance unit awards granted in 2018, will immediately vest upon disability or death pursuant to the terms of their applicable award agreements. With respect to the performance unit awards granted in 2018, 50% of all such unvested awards (based on the greater of the target and actual performance level) held by such NEO will immediately vest upon disability or death, pursuant to the terms of the applicable award agreement.
Equity Acceleration
Pursuant to the terms of their applicable agreements, Mr. Quinlan and Ms. Bettman are entitled to immediate vesting of all outstanding time-based equity awards in the event of any termination initiated by the NEO for Good Reason or termination initiated by LSC without Cause (whether or not in connection with a Change in Control). All of Mr. Quinlan’s and Ms. Bettman’s performance-based equity awards will be treated in accordance with the applicable award agreement. Our NEOs are generally entitled to immediate vesting of all outstanding equity awards granted to them in 2016 and 2017 upon a Change in Control (as defined in the applicable performance incentive plan) under the terms of the applicable performance incentive plan, prior to the amendments to the performance incentive plan that were approved at our 2017 Annual Meeting of Stockholders. The terms of the outstanding equity awards granted to our NEOs in 2018 require both a Change in Control and qualifying termination within two years following such Change in Control for such awards to vest. For all NEOs, all unvested equity awards are forfeited in the event of a resignation other than for Good Reason or termination with Cause.

Health Care Benefits
Mr. Quinlan’s employment agreement generally provides that, after resignation for Good Reason or termination without Cause, LSC will continue providing the same medical, dental, and vision coverage to him that he was eligible to receive immediately prior to such termination for a 24-month period following the date of termination. Ms. Bettman and Mr. Coxhead’s agreements provide that, after resignation for Good Reason or termination without Cause, they are each entitled to receive a lump-sum payment representing the difference between his or her monthly medical insurance cost immediately prior to his or her resignation or termination and the monthly cost for COBRA for 18 months, if prior to a Change in Control, or for 24 months if within two years following a Change in Control. Note, however, that Ms. Bettman does not receive medical benefits through LSC and thus would not receive the aforementioned lump-sum payment. Benefits payable upon disability or death are described in
Disability or Death
above.
TERMINATION TABLES
The following tables assume that termination or any Change in Control took place on December 31, 2019. The following does not include a termination table for Ms. Hoxie because as of December 31, 2019 Ms. Hoxie was a participant in the Company’s Separation Pay Plan that is generally available to all salaried employees upon a qualifying termination.
Mr. Quinlan, the Company’s Chairman, Chief Executive Officer and President, would be entitled to the following:

	Resignation for Good Reason or Termination Without Cause($)	Resignation for other than for Good Reason or Termination With Cause($)	Resignation for Good Reason or Termination Without Cause after Change in Control($)	Change in Control($)	Disability($)	Death($)
Cash Severance:
Base Salary	2,400,000 (1)	0	3,600,000 (2)	0	— (3)	—
Bonus	3,600,000 (1)	0	5,475,000 (2)	0	— (4)	— (4)
Equity: (5)
Restricted Stock Units	23,676 (6)	0	23,676 (7)	0 (7)	23,676 (8)	23,676 (8)
Performance Share Units	0	0	23,676 (9)	0 (9)	11,838 (10)	11,838 (10)
2019 LTIP Award (11)	0	0	0	0	0	285,531
Benefits and Perquisites: (12)
Post-Termination Health Care	22,258	0	22,258	0	—	—
Supplemental Life Insurance	4,580	0	4,580	0	—	2,000,000 (13)
Supplemental Disability Insurance	9,080	0	9,080	0	1,466,612 (14)	—
Financial Planning	24,000	0	24,000	0	—	—
Car Allowance	33,600	0	33,600	0	—	—
Total:	6,117,194	0	9,215,869	0	1,502,125	2,321,044
1	Mr. Quinlan is entitled to 2.0x base salary and 2.0x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Mr. Quinlan would have been entitled to his annual bonus on December 31 pursuant to the terms of the AIP (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the AIP), which is not reflected in this table.
2	Mr. Quinlan is entitled to 3.0x base salary and 3.0x annual bonus as if all targets and objectives had been met, paid over the applicable severance period, which are reflected in this table. Pursuant to the terms of his employment agreement, Mr. Quinlan is also entitled to his pro-rated annual bonus for the year in which the termination after a Change in Control occurs, payable at the same time as and to the extent that all other annual bonuses are paid. This bonus is not reflected in this table as, assuming a termination date of December 31, 2018, Mr. Quinlan would have been entitled to this bonus pursuant to the terms of the plan under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll as of December 31) which are the same terms generally available to all salaried employees who participate in the plan. Also included as bonus is a $75,000 lump sum payment to which Mr. Quinlan is entitled pursuant to the terms of his employment agreement.
3	Mr. Quinlan is entitled to the same 60% of base salary until age 65 with a maximum $10,000 per month that is generally available to all salaried employees upon disability.
4	Mr. Quinlan may be entitled to his annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid, which are the same terms generally available to all salaried employees who participate in the AIP, and determined in the HR Committee’s discretion.
5	Assumes the closing price per share of LSC of $0.206 on December 31, 2019 (the last trading day of the year).
6	All unvested time-based equity awards held by Mr. Quinlan will vest immediately upon his resignation for Good Reason or termination without Cause pursuant to the terms of his employment agreement.

7	All unvested time-based equity awards granted to Mr. Quinlan in 2018 will remain outstanding upon a Change in Control (as defined in the LSC PIP).
8	All unvested time-based equity awards held by Mr. Quinlan will immediately vest upon disability or death pursuant to the terms of the applicable award agreements.
9	Per the terms of the 2018 PSU award agreement, upon the date of a Change in Control, the PSUs shall be deemed met at the greater of target and actual performance at such date in connection with such event, but will remain subject to time-based vesting for the remainder of the performance period. All PSUs granted to Mr. Quinlan will vest upon his resignation for Good Reason or termination without Cause after a Change in Control, based on the performance level as determined in the prior sentence.
10	With respect to the performance unit awards granted in 2018, 50% of all such unvested awards (based on the greater of the target and actual performance level) will immediately vest upon disability or death. The table assumes such event occurred on December 31, 2019 and vesting and payment of the PSUs at the target performance level.
11	With respect to the 2019 LTIP award granted in August 2019, a pro-rated portion of the LTIP will immediately vest upon death. The table assumes such event occurred on December 31, 2019 and vesting and payment of the LTIP at the target performance level.
12	Except as disclosed, Mr. Quinlan receives the same benefits that are generally available to all salaried employees upon disability or death.
13	Represents benefits payable under a supplemental life insurance policy maintained by LSC for the benefit of Mr. Quinlan in excess of the amount generally available to all salaried employees.
14	Represents benefits payable under a supplemental disability insurance policy maintained by LSC for the benefit of Mr. Quinlan in excess of the amount generally available to all salaried employees.
Ms. Bettman, LSC’s Chief Administrative Officer and General Counsel, would be entitled to the following:

	Resignation for Good Reason or Termination Without Cause($)	Resignation for other than for Good Reason or Termination With Cause($)	Resignation for Good Reason or Termination Without Cause after Change in Control($)	Change in Control($)	Disability($)	Death($)
Cash Severance:
Base Salary	810,000 (1)	0	1,080,000 (2)	0	— (3)	—
Bonus	1,215,000 (1)	0	1,620,000 (2)	0	— (4)	— (4)
Equity: (5)
Restricted Stock Units	7,196 (6)	0	7,196 (7)	2,614 (7)	7,196 (8)	7,196 (8)
Restricted Stock	3,137 (6)	0	3,137 (7)	3,137 (7)	3,137 (8)	3,137 (8)
Performance Share Units	0	0	4,581 (9)	0 (9)	2,291 (10)	2,291 (10)
2019 LTIP Award (11)	0	0	0	0	0	96,367
Benefits and Perquisites: (12)
Supplemental Life Insurance	0	0	0	0	—	2,000,000 (13)
Supplemental Disability Insurance	0	0	0	0	1,706,500 (14)	—
Outplacement Services	30,000 (15)	0	30,000 (15)	0	0	0
Total:	2,065,333	0	2,744,914	5,752	1,719,124	2,108,990
1	Ms. Bettman is entitled to 1.5x base salary and 1.5x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Ms. Bettman would have been entitled to her annual bonus on December 31 pursuant to the terms of the AIP (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the AIP), which is not reflected in this table.
2	Ms. Bettman is entitled to 2.0x base salary and 2.0x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Ms. Bettman would have been entitled to her annual bonus on December 31 pursuant to the terms of the plan under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the plan), which is not reflected in this table.
3	Ms. Bettman is entitled to the same 60% of base salary until age 65 with a maximum $10,000 per month that is generally available to all salaried employees upon disability.
4	Ms. Bettman may be entitled to her annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid, which are the same terms generally available to all salaried employees who participate in the AIP, and determined in the HR Committee’s discretion.
5	Assumes the closing price per share of LSC of $0.206 on December 31, 2019 (the last trading day of the year).
6	All unvested time-based equity awards and unvested performance-based equity awards granted to Ms. Bettman prior to October 25, 2017 will vest immediately upon her resignation for Good Reason or termination without Cause pursuant to the terms of her agreement.

7	All unvested time-based equity awards granted to Ms. Bettman after October 25, 2017 but prior to 2018 will vest immediately upon a Change in Control (as defined in the LSC PIP). All unvested time-based equity awards granted to Ms. Bettman in 2018 will remain outstanding upon a Change in Control (as defined in the LSC PIP).
8	All unvested time-based equity awards held by Ms. Bettman will immediately vest upon disability or death pursuant to the terms of the applicable award agreements.
9	Per the terms of the 2018 PSU award agreement, upon the date of a Change in Control, the PSUs shall be deemed met at the greater of target and actual performance at such date in connection with such event, but will remain subject to time-based vesting for the remainder of the performance period. All PSUs granted to Ms. Bettman will vest upon her resignation for Good Reason or termination without Cause after a Change in Control, based on the performance level as determined in the prior sentence.
10	With respect to the performance unit awards granted in 2018, 50% of all such unvested awards (based on the greater of the target and actual performance level) will immediately vest upon disability or death. The table assumes such event occurred on December 31, 2019 and vesting and payment of the PSUs at the target performance level.
11	With respect to the 2019 LTIP award granted in August 2019, a pro-rated portion of the LTIP will immediately vest upon death. The table assumes such event occurred on December 31, 2019 and vesting and payment of the LTIP at the target performance level.
12	Except as disclosed, Ms. Bettman receives the same benefits that are generally available to all salaried employees upon death or disability.
13	Represents benefits payable under a supplemental life insurance policy maintained by LSC for the benefit of Ms. Bettman in excess of the amount generally available to all salaried employees.
14	Represents benefits payable under a supplemental disability insurance policy maintained by LSC for the benefit of Ms. Bettman in excess of the amount generally available to all salaried employees.
15	Represents the approximate cost of six months of outplacement assistance from a provider to be selected by LSC.
Mr. Coxhead, LSC’s Chief Financial Officer and Treasurer, would be entitled to the following:

	Resignation for Good Reason or Termination Without Cause($)	Resignation for other than for Good Reason or Termination With Cause($)	Resignation for Good Reason or Termination Without Cause after Change in Control($)	Change in Control($)	Disability($)	Death($)
Cash Severance:
Base Salary	847,500 (1)	0	1,130,000 (2)	0	— (3)	—
Bonus	847,500 (1)	0	1,130,000 (2)	0	— (4)	— (4)
Equity: (5)
Restricted Stock Units	0	0	8,649 (6)	3,113 (6)	8,649 (7)	8,649 (7)
Restricted Stock	0	0	3,737 (6)	3,737 (6)	3,737 (7)	3,737 (7)
Performance Share Units	0	0	5,536 (8)	0 (8)	2,768 (9)	2,768 (9)
2019 LTIP Award (10)			0		0	96,367
Benefits and Perquisites: (11)
Medical Payment	22,680 (12)	0	30,240 (13)	0	—	—
Supplemental Life Insurance	0	0	0	0	—	2,000,000 (14)
Supplemental Disability Insurance	0	0	0	0	3,720,000 (15)	—
Outplacement Services	30,000 (16)	0	30,000 (16)	0	0	0
Total:	1,747,680	0	2,338,162	6,850	3,735,154	2,111,520
1	Mr. Coxhead is entitled to 1.5x base salary and 1.5x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Mr. Coxhead would have been entitled to his annual bonus on December 31 pursuant to the terms of the AIP (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the AIP), which is not reflected in this table.
2	Mr. Coxhead is entitled to 2.0x base salary and 2.0x target annual bonus as if all targets and objectives had been met, paid over the applicable severance period. Mr. Coxhead would have been entitled to her annual bonus on December 31 pursuant to the terms of the plan under which the annual bonus is paid (which provides for payment of the bonus to any participant who is on the payroll as of December 31, the same terms generally available to all salaried employees who participate in the plan), which is not reflected in this table.
3	Mr. Coxhead is entitled to the same 60% of base salary until age 65 with a maximum $10,000 per month that is generally available to all salaried employees upon disability.

4	Mr. Coxhead may be entitled to his annual bonus for the year in which the disability or death occurs, payable at the same time as and to the extent that all other annual bonuses are paid, which are the same terms generally available to all salaried employees who participate in the AIP, and determined in the HR Committee’s discretion.

5	Assumes the closing price per share of LSC of $0.206 on December 31, 2019 (the last trading day of the year).

6	All unvested time-based equity awards granted to Mr. Coxhead prior to 2018 will vest immediately upon a Change in Control (as defined in the LSC PIP) under the terms of the LSC PIP. All unvested time-based equity awards granted to Mr. Coxhead in 2018 will remain outstanding upon a Change in Control (as defined in the LSC PIP).

7	All unvested time-based equity awards held by Mr. Coxhead will immediately vest upon disability or death pursuant to the terms of the applicable award agreements.

8	Per the terms of the 2018 PSU award agreement, upon the date of a Change in Control, the PSUs shall be deemed met at the greater of target and actual performance at such date in connection with such event, but will remain subject to time-based vesting for the remainder of the performance period. All PSUs granted to Mr. Coxhead will vest upon his resignation for Good Reason or termination without Cause after a Change in Control, based on the performance level as determined in the prior sentence.

9	With respect to the performance unit awards granted in 2018, 50% of all such unvested awards (based on the greater of the target and actual performance level) will immediately vest upon disability or death. The table assumes such event occurred on December 31, 2019 and vesting and payment of the PSUs at the target performance level.

10	With respect to the 2019 LTIP award granted in August 2019, a pro-rated portion of the LTIP will immediately vest upon death. The table assumes such event occurred on December 31, 2019 and vesting and payment of the LTIP at the target performance level.

11	Except as disclosed, Mr. Coxhead receives the same benefits that are generally available to all salaried employees upon death or disability.

12	Represents lump sum payment for 18 months of medical premiums equal to the difference in the COBRA rate and the regular employee rate.

13	Represents lump sum payment for 24 months of medical premiums equal to the difference in the COBRA rate and the regular employee rate.

14	Represents benefits payable under a supplemental life insurance policy maintained by LSC for the benefit of Mr. Coxhead in excess of the amount generally available to all salaried employees.

15	Represents benefits payable under a supplemental disability insurance policy maintained by LSC for the benefit of Mr. Coxhead in excess of the amount generally available to all salaried employees.

16	Represents the approximate cost of six months of outplacement assistance from a provider to be selected by LSC.

2019 CEO PAY RATIO
Under SEC rules, we are required to calculate and disclose the annual total compensation of our median employee and the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee. Set forth below is the annual total compensation of our median employee, the annual total compensation of Mr. Quinlan and the ratio of those two values:
+	The 2019 annual total compensation of the employee identified as the median employee of LSC (other than our Chief Executive Officer) was $41,502 ($36,341 wages and $5,161 change in pension value);

+	The 2019 annual total compensation of our Chief Executive Officer, Mr. Quinlan, was $1,863,514 ; and

+	For 2019, the estimated ratio of the annual total compensation of Mr. Quinlan to the annual total compensation of our median employee was approximately 45:1.

As is permitted under SEC rules, for our 2019 CEO pay ratio determination, the Company used the same median employee that was determined to be our median employee as of October 31, 2018. The SEC rules allow us to identify our median employee once every three years unless there has been a change in our employee population or employee compensation arrangements that we reasonably believe would result in a significant change in our pay ratio disclosure. Analysis was conducted and, for 2019, there was no significant change in our employee population, our employee compensation arrangements or our median employee’s circumstances that we believe would significantly impact our pay ratio disclosure. Therefore, as permitted by SEC rules, we calculated the 2019 pay ratio set forth above using the same median employee that we used to calculate our 2018 pay ratio.
As SEC rules allow for companies to adopt a wide range of methodologies, to apply country exclusions and to make reasonable estimates and assumptions that reflect their compensation practices to identify the median employee. To determine our median employee in 2018, we used our employee population as of October 31, 2018. On that determination date, we had approximately 21,992 employees globally, 175 of whom were employed in Canada and who were excluded pursuant to the 5% de minimis exemption permitted under SEC rules. For the remaining population of 21,817 full-time and part-time employees worldwide, we measured compensation using W-2 compensation components (determined for the period from January 1, 2018 through October 31, 2018), or the international equivalent, and converted the amounts reported for international employees to U.S. dollars using the exchange rate reported on October 31, 2018.
DIRECTOR COMPENSATION
LSC’s Non-Employee Director Compensation Plan provides that annual compensation for non-employee directors consists of a cash retainer and an equity retainer. The Corporate Responsibility & Governance Committee periodically reviews director compensation and recommends changes as appropriate. Annual director compensation is paid as of the date of the annual meeting of stockholders, however, if any director joins the LSC Board on a date other than the date of the annual meeting, a pro-rata portion of each of the applicable cash retainer and equity retainer from the date joined to the next annual meeting date will be granted. RSU awards granted to directors who were on the board of directors of RR Donnelley and who became directors of LSC were adjusted and converted to RSUs of LSC. Such RSUs are subject to the same terms and conditions (including with respect to vesting and deferral elections) as applicable to the corresponding RR Donnelley award immediately prior to the Separation.
Note however, that under the terms of the Merger Agreement, in 2019 our directors did not receive equity retainers and instead received an additional cash retainer equal to the value of the equity retainer such directors otherwise would have been entitled to and such amounts were paid on May 23, 2019. The terms of this Plan otherwise remained unchanged.
LSC’s directors are subject to stock ownership guidelines.
CASH RETAINER
The annual base cash retainer is $90,000, and a director may also receive, as applicable, the following additional cash retainer amounts:

Lead Director	$62,500
Chair of the Audit Committee	$25,000
Chair of the Human Resources Committee	$25,000
Chair of the Corporate Responsibility & Governance Committee	$20,000

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
2019 NON-EMPLOYEE DIRECTOR COMPENSATION TABLE
As an employee of the Company, Mr. Quinlan receives no additional fees for service as a director. The table below shows 2019 compensation received by non-employee directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
M. Shân Atkins	225,000	0	202	225,202
Margaret A. Breya	225,000	0	202	225,202
Judith H. Hamilton	370,000	0	6,356 (3)	376,356
Francis J. Jules	250,000	0	108	250,108
Thomas F. O’Toole	225,000	0	202	225,202
Richard K. Palmer (4)	250,000	0	3,102	253,102
Douglas W. Stotlar	225,000	0	202	225,202
Shivan S. Subramaniam	225,000	0	202	225,202

1	The amounts shown in this column constitute a cash retainer equal to the value of the equity retainer such directors otherwise would have been entitled to.

2	Includes interest accrued on dividend equivalents on RSUs credited to each director’s account.

3	Includes $3,859 of dividends on phantom shares under the Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors, credited as additional phantom shares. As of December 31, 2019, Ms. Hamilton had outstanding 7,914 phantom shares, with an additional 610 phantom shares credited from accrued dividends, all of which are fully vested.

4	Mr. Palmer did not stand for reelection at the Company’s 2019 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
Information as of December 31, 2019 concerning compensation plans under which LSC Communications’ equity securities are authorized for issuance is as follows:

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (1)) (3)
Plan Category
Equity compensation plan approved by security holders	1,789,875	(a)	$32.30	3,581,951 (c)

(a)	Includes 1,632,630 shares issuable upon the vesting of RSUs.

(b)	RSUs were excluded when determining the weighted-average exercise price of outstanding options, warrants and rights.

(c)	The LSC PIP allows grants in the form of cash or bonus awards, stock options, stock appreciation rights, restricted stock, stock units or combinations thereof. The maximum number of shares of common stock that may be granted with respect to bonus awards, including performance awards or fixed awards in the form of restricted stock or other form, is 6,600,000 in the aggregate, of which 3,581,951 remain available for issuance.

BENEFICIAL STOCK OWNERSHIP OF DIRECTORS, EXECUTIVES AND LARGE STOCKHOLDERS
The table below lists the beneficial ownership of common stock as of April 3, 2020 by all current directors, each of the persons named in the tables under
Executive Compensation
, and the directors and executive officers as a group. The table includes all stock awards subject to vesting conditions that vest within 60 days of April 3, 2020. The table also lists all institutions and individuals known to hold more than 5% of the Company’s common stock, which has been obtained from filings made pursuant to Sections 13(d) and (g) of the Exchange Act. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all common stock beneficially owned set forth opposite their name. The percentages shown are based on outstanding shares of common stock as of April 3, 2020. Unless otherwise indicated, the business address of each stockholder listed below is LSC Communications, 191 N. Wacker Drive, Suite 1400, Chicago, IL 60606.

BENEFICIAL STOCK OWNERSHIP OF DIRECTORS, EXECUTIVES AND LARGE STOCKHOLDERS

Name	Number	% of Total Outstanding
Thomas J. Quinlan III (1)	607,775	1.81%
Suzanne S. Bettman (2)	102,844	*
Andrew B. Coxhead (3)	65,437	*
Sarah L. Hoxie	0	*
Kent A. Hansen (4)	7,562	*
Richard T. Lane	0	*
Judith H. Hamilton (5)	109,566	*
M. Shân Atkins (6)	20,323	*
Margaret A. Breya (7)	70,323	*
Francis J. Jules (8)	45,323	*
Thomas F. O’Toole (6)	20,323	*
Richard K. Palmer (9)	44,061	*
Douglas W. Stotlar (10)	103,723	*
Shivan S. Subramaniam (11)	33,823	*
All directors and executive officers as a group	1,231,133	3.67%
AQR Capital Management, LLC (12)	2,588,034	7.71%
The Vanguard Group (13)	2,168,093	6.46%
*	Less than one percent.
1	Reflects ownership of 499,797 shares of common stock held directly, 988 shares held in Mr. Quinlan’s 401(k) plan account, and 107,000 options over common stock. Does not include 114,930 RSUs that are subject to vesting or 114,930 PSUs that are subject to performance based vesting conditions.
2	Reflects ownership of 102,837 shares of common stock held directly, and 47 shares held in Ms. Bettman’s 401(k) plan account. Does not include 22,240 RSUs that are subject to vesting or 22,240 PSUs subject to performance based vesting conditions.
3	Reflects ownership of 65,437 shares of common stock held directly. Does not include 26,875 RSUs that are subject to vesting or 26,875 PSUs subject to performance based vesting conditions.
4	Reflects ownership of 7,562 shares of common stock held directly.
5	Reflects ownership of 99,203 shares of common stock held directly and 10,363 RSUs that will vest when such director ceases to be a director. Does not include 7,914 shares of phantom stock that may be settled only in cash.
6	Reflects ownership of 9,428 shares of common stock held directly, and 10,895 RSUs that will vest when such director ceases to be a director.
7	Reflects ownership of 59,428 shares of common stock held directly, and 10,895 RSUs that will vest when such director ceases to be a director.
8	Reflects ownership of 45,323 shares of common stock held directly.
9	Reflects ownership of 44,061 shares of common stock held directly as of his departure from being a director. Mr. Palmer ceased being a director of the Company on October 27, 2019.
10	Reflects ownership of 92,828 shares of common stock held directly, and 10,895 RSUs that will vest when such director ceases to be a director.
11	Reflects ownership of 22,928 shares of common stock held directly, and 10,895 RSUs that will vest when such director ceases to be a director.
12	AQR Capital Management Holdings, LLC (“AQR Holdings”) and its wholly owned subsidiary, AQR Capital Management, LLC (“AQR Management”), are investment advisors with a principal business office at Two Greenwich Plaza, Greenwich, CT 06830. AQR Holdings and AQR Management have shared investment and voting authority over all shares.
13	The Vanguard Group, Inc. (“Vanguard”) is an investment advisor with a principal business office at 100 Vanguard Boulevard, Malvern, Pennsylvania 19355. This amount reflects the total shares held by Vanguard clients. Vanguard has sole investment authority over 2,136,911 shares and shared investment authority over 31,182 shares, sole voting authority over 30,941 shares, shared voting authority over 2,620 shares and no voting authority over 2,134,532 shares.
Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS and director independence
CERTAIN RELATIONSHIPS AND POTENTIAL CONFLICS OF INTEREST; RELATED PARTY TRANSACTION APPROVAL POLICY
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
To identify related person transactions, at least once a year all directors and executive officers of the Company are required to complete questionnaires seeking, among other things, disclosure with respect to such transactions of which such director or executive officer may be aware. In addition, on an ongoing basis, each executive officer of the Company is required to advise the Chair of the Corporate Responsibility & Governance Committee of any related person transaction of which he or she becomes aware.
DIRECTOR INDEPENDENCE
The Company’s

Principles of Corporate Governance

provide that the Board must be composed of a majority of independent directors. No director qualifies as independent unless the Board affirmatively determines that the director has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has determined that all eight non-employee directors of our Board are also independent in accordance with the NYSE guidelines. Mr. Quinlan, who is an employee of the Company, is not independent.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees

— Deloitte & Touche LLP (Deloitte) was the Company’s independent registered public accounting firm for the year ended December 31, 2019. Total fees paid to Deloitte for audit services rendered during 2019 and 2018 were $2.3 million and $2.6 million respectively.
Audit-Related Fees
— Total fees paid to Deloitte for audit-related services rendered during 2019 were $0.4 million primarily related to attestation reports for services that the Company provides to customers and during 2018 were $0.3 million, primarily related to attestation reports for services that the Company provides to customers.
Tax Fees
— No fees were paid to Deloitte for tax services during 2019 or 2018.
All Other Fees
— No other fees were paid to Deloitte for any other services rendered during 2019 or 2018.
Audit Committee Pre-Approval Policy
— The Audit Committee has policies and procedures that require the approval by the Audit Committee of all services performed by, and as necessary, fees paid to the Company’s independent registered public accounting firm. The Audit Committee approves the proposed services, including the scope of services contemplated and the related fees, associated with the current year audit. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee. The Audit Committee pre-approves, up to an aggregate dollar amount and individual dollar amount per engagement, certain permitted non-audit services anticipated to be provided by the Company’s independent registered public accounting firm. In the event permitted non-audit service amounts exceed the thresholds established by the pre-approval policy, the Audit Committee must specifically approve such excess amounts. The Audit Committee chair has the authority to approve any services outside the specific pre-approved non-audit services and must report any such approval at the next meeting of the Audit Committee.
Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described above.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (3) Exhibits
The exhibits listed on the accompanying index are filed as part of this annual report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29 th
day of April 2020.

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

4.1
Indenture, dated as of September 30, 2016, among LSC Communications, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.2
Description of the LSC Communications, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)

4.3
Rights Agreement, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2020)

10.1
Credit Agreement, dated as of September 30, 2016, among LSC Communications, Inc., the lenders party thereto, Bank Of America, N.A., as Administrative Agent Swing Line Lender and an L/C Issuer, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.2
Amendment No. 1 to Credit Agreement dated as of November 17, 2017, by and among LSC Communications, Inc., the other Loan Parties, the 2017 Refinancing Term Lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 3, 2018)

10.3
Amendment No. 2 to Credit Agreement dated as of December 20, 2018, by and among LSC Communications, Inc. the other Loan Parties, the Lenders party thereto and Bank of America, N. A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019))

10.4
Amendment No. 3 to Credit Agreement dated as of August 2, 2019, by and among LSC Communications, Inc., the other Loan Parties, the Lenders party thereto and Bank of America, N. A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2019)

10.5
Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement dated as of March 2, 2020, by and among LSC Communications, Inc., the other Loan Parties, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)

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

10.16
Participation Agreement between Suzanne S. Bettman and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.17
Participation Agreement between Andrew B. Coxhead and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.18
Participation Agreement between Kent A. Hansen and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.19
Participation Agreement between Richard T. Lane and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.20
Participation Agreement between Sarah L. Hoxie and the Company, dated as of January 23, 2020 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)*

10.21
Form of Stock Option Award Agreement (for 2009 to 2012) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.22
Form of Performance Restricted Stock Award (for 2017) (incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

10.23
Form of Performance Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018)*

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

10.29
Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.30
Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors as amended to March 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.31
Non-Employee Director Compensation Plan effective as of October 30, 2018 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)*

10.32
Non-Employee Director Compensation Plan effective as of February 12, 2020 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)*

10.33
Form of Director Restricted Stock Unit Award (for 2014-2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.34
Form of Director Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)

24.1	Powers of Attorney (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)

31.1
Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)

31.2
Certification by Andrew B. Coxhead, Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)

31.3	Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.4	Certification by Andrew B. Coxhead, Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1
Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)

32.2
Certification by Andrew B. Coxhead, Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)

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