Form 10-Q
period 2020-03-31
LSC Communications, Inc.
filed 2020-05-06
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 1, 2020, 33,586,062 shares of common stock were outstanding.

LSC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

TABLE OF CONTENTS

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(UNAUDITED)

	March 31,	December 31,
	2020	2019 (1)
ASSETS
Cash and cash equivalents	$56	$105
Receivables
Amortized cost	471	484
Less: Allowance for credit losses	(13)	(12)
Receivables, net	458	472
Inventories (Note 4)	156	170
Income tax receivable	5	5
Prepaid expenses and other current assets	52	36
Total current assets	727	788
Property, plant and equipment-net (Note 5)	424	440
Goodwill (Note 6)	52	52
Other intangible assets-net (Note 6)	116	120
Right-of-use assets for operating leases	155	163
Deferred income taxes	7	9
Other noncurrent assets	74	77
Total assets	$1,555	$1,649

LIABILITIES
Accounts payable	$151	$175
Accrued liabilities	224	211
Short-term debt and current portion of long-term debt (Note 9)	911	465
Short-term operating lease liabilities	40	42
Total current liabilities	1,326	893
Long-term debt (Note 9)	—	445
Pension liabilities	141	156
Restructuring and multi-employer pension liabilities (Note 7)	41	42
Long-term operating lease liabilities	123	129
Other noncurrent liabilities	55	56
Total liabilities	$1,686	$1,721

Commitments and contingencies (Note 8)

EQUITY
Common stock, $0.01 par value
Authorized: 65,000,000
Issued: 35,719,936 shares in 2020 (2019: 35,559,052)	$—	$—
Additional paid-in capital	836	835
Accumulated deficit	(417)	(365)
Accumulated other comprehensive loss (Note 13)	(525)	(517)
Treasury stock, at cost: 2,133,874 shares in 2020 (2019: 2,084,055)	(25)	(25)
Total equity	(131)	(72)
Total liabilities and equity	$1,555	$1,649

(1) As Adjusted, see Note 1, Overview and Basis of Presentation

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019 (1)
Net sales	$701	$845
Cost of sales	616	735
Selling, general and administrative expenses (exclusive of depreciation and amortization)	75	85
Restructuring, impairment and other charges-net (Note 7)	26	13
Depreciation and amortization	27	31
(Loss) from operations	(43)	(19)
Interest expense-net (Note 9)	18	19
Settlement of retirement benefit obligations (Note 11)	—	132
Investment and other (income)-net	(10)	(8)
(Loss) before income taxes	(51)	(162)
Income tax expense (benefit)	1	(37)
Net (loss)	$(52)	$(125)

Net (loss) per common share (Note 10)
Basic net (loss) per share	$(1.56)	$(3.77)
Diluted net (loss) per share	$(1.56)	$(3.77)

Weighted-average number of common shares outstanding:
Basic	33.6	33.3
Diluted	33.6	33.3

(1) As Adjusted, see Note 1, Overview and Basis of Presentation

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019 (1)
Net (loss)	$(52)	$(125)

Other comprehensive (loss) income, net of tax (Note 13):
Translation adjustments	(11)	1
Adjustment for net periodic pension plan cost	3	106
Other comprehensive (loss) income	(8)	107
Comprehensive (loss)	$(60)	$(18)

The adjustments for net pension plan cost were net of income tax expense of $1 million and $36 million for the three months ended March 31, 2020 and 2019, respectively.  The tax expense for the three months ended March 31, 2019 was primarily due to the settlements of retirement benefit obligations that are discussed in Note 13, Comprehensive Income.

(1) As Adjusted, see Note 1, Overview and Basis of Presentation

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019 (1)
Cash Flows from Operating Activities
Net (loss)	$(52)	$(125)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Impairment charges	1	2
Depreciation and amortization	27	31
Provision for doubtful accounts receivable	1	3
Share-based compensation	1	3
Deferred income taxes	—	(34)
Settlement of retirement benefit obligations	—	132
Other	2	1
Changes in operating assets and liabilities - net of acquisitions:
Accounts receivable-net	7	(2)
Inventories	11	(24)
Prepaid expenses and other current assets	(19)	3
Accounts payable	(23)	(33)
Income taxes receivable	—	(4)
Accrued liabilities and other	5	23
Net cash (used in) operating activities	(39)	(24)

Cash Flows from Investing Activities
Capital expenditures	(11)	(28)
Acquisitions of businesses, net of cash acquired	—	(3)
Net proceeds from sales and purchases of investments and other assets	2	—
Net cash (used in) investing activities	(9)	(31)

Cash Flows from Financing Activities
Payments of current maturities and long-term debt	—	(11)
Net proceeds from credit facility borrowings	—	67
Debt issuance costs	(1)	—
Dividends paid	—	(9)
Other financing activities	3	(1)
Net cash provided by financing activities	2	46

Effect of exchange rate on cash and cash equivalents	(2)	1
Net (decrease) in cash, cash equivalents and restricted cash	(48)	(8)
Cash, cash equivalents and restricted cash at beginning of year	106	24
Cash, cash equivalents and restricted cash at end of period	$58	$16

Reconciliation to the Consolidated Balance Sheets	As of
	March 31, 2020	December 31, 2019
Cash and cash equivalents	$56	$105
Restricted cash included in prepaid expenses and other current assets	2	1
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$58	$106

(1) As Adjusted, see Note 1, Overview and Basis of Presentation

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

(UNAUDITED)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	(Loss) Income	Equity
Balance at December 31, 2019	36	$—	$835	2	$(25)	$(365)	$(517)	$(72)
Net (loss)	—	—	—	—	—	(52)	—	(52)
Share-based compensation	—	—	1	—	—	—	—	1
Other comprehensive (loss)	—	—	—	—	—	—	(8)	(8)
Balance at March 31, 2020	36	$—	$836	2	$(25)	$(417)	$(525)	$(131)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	(Loss) Income	Equity
Balance at December 31, 2018	35	$—	$828	2	$(24)	$(51)	$(575)	$178
Net (loss)	—	—	—	—	—	(125)	—	(125)
Issuance of share-based awards, net of withholdings and other	1	—	—	—	(1)	—	—	(1)
Share-based compensation	—	—	3	—	—	—	—	3
Cash dividends paid	—	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	—	—	107	107
Balance at March 31, 2019	36	$—	$831	2	$(25)	$(185)	$(468)	$153

Refer to Note 1, Overview and Basis of Presentation, for information on the adjustments made to accumulated deficit and accumulated other comprehensive loss in both periods.

There were dividends declared per common share of $0.26 during the three months ended March 31, 2019 (none during the three months ended March 31, 2020).

See Notes to the Condensed Consolidated Financial Statements

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

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

Voluntary Reorganization under Chapter 11

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

On April 15, 2020, the Bankruptcy Court entered orders granting interim approval of certain forms of relief that we requested, enabling us to conduct our business activities in the ordinary course, subject to the terms and conditions of such orders, including authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay prepetition claims of certain of our vendors.  For goods and services provided following the Petition Date, the Company expects to continue to pay vendors under normal terms.

During the pendency of the Chapter 11 Cases, attempts to prosecute, collect, secure or enforce remedies with respect to prepetition claims against the debtors, including litigation relating to the entities involved in the Chapter 11 Cases, are subject to the automatic stay provisions of section 362(a) of the Bankruptcy Code, as modified or amended by the terms of any order entered in the Chapter 11 Cases.

We have obtained debtor-in-possession financing of up to $100 million which, together with our normal operating cash flows, will provide liquidity for the Company to operate as usual and fulfill ongoing commitments to stakeholders during the pendency of the Chapter 11 Cases.  Refer to Note 9, Debt, for information on the debtor-in-possession financing facility.

Going Concern

The accompanying condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern and contemplate the continuity of our operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern is contingent upon our ability to comply with the covenants of the DIP Credit Agreement described in Note 9, Debt, and our ability to implement, subject to the Bankruptcy Court’s approval, a restructuring plan, among other factors.

While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in our debt agreements), for amounts other than those reflected in the accompanying condensed consolidated financial statements.  Further, the restructuring plan could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

As a result of the factors noted above, we believe there is substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements included in this quarterly report on Form 10-Q do not include any adjustments related to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Coronavirus Pandemic (“COVID-19”)

During and subsequent to the first quarter of 2020, the novel coronavirus strain, known as COVID-19, continues to spread across the globe at an increasing rate. Measures taken by governmental authorities and private actors to limit the spread of this virus may interfere with the ability of the Company's employees, suppliers, and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of the business which may cause a material curtailment to certain business operations. Moreover, as a large part of the Company's business involves sales of books and other products used in schools and school facilities, if COVID-19 related measures continue to result in widespread and lengthy school closings, the Company's consolidated results of operations and financial condition will be adversely impacted.  Books sold in retail stores have also been adversely impacted as both large chains and independent stores have been forced to close.  Additionally, as COVID-19 has significantly impacted retailers' stores, distribution centers and supply chains, the Company expects to experience an adverse impact on our catalogs and office products businesses.  Disruption across many other industries has also significantly impacted demand for advertising, which is expected to result in page count and volume reductions in magazines.

We continue to monitor the situation, to assess further possible implications to our business and customers, and to take actions in an effort to mitigate adverse consequences. The Company has expanded its work-from-home policy for its non-manufacturing employees, has focused on obtaining protective equipment and implementing social distancing and other policies for its manufacturing employees and continues to adhere to guidance issued by governmental authorities.  The Company is unable to quantify the impact on our business at this time, but it could have a material adverse effect on our consolidated financial statements in the future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  Refer to Note 12, Taxes, for more information on the CARES Act.

Basis of Presentation

The condensed consolidated financial statements include the balance sheets and statements of operations, stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).  All intercompany transactions have been eliminated in consolidation.  These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

As a result of the Company’s segment analysis in the fourth quarter of 2019, Mexico met the requirements to be classified as a reportable segment (previously included as a non-reportable segment).  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.  Refer to Note 14, Segment Information, for reclassified balances for the three months ended March 31, 2019.

The Company adopted Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses (Topic 326)” (“ASU 2016-13” or “ASC 326”) on January 1, 2020 using the modified retrospective adoption method.  As a result of the adoption, the Company separately disclosed the amortized cost amount of total receivables separately from the allowance for credit losses in the condensed consolidated balance sheet.  Refer to Note 2, Revenue Recognition, for more information.

Impact of Change in Accounting Principle

Beginning in the first quarter of 2020, the Company changed the method of accounting for the market-related value of assets for a class of assets within the U.S. Qualified Plan and Non-Qualified plans.  This class of assets is currently comprised of liability-hedging investments, which represents approximately 60% of the plans’ assets. Liability-hedging investments provide a natural hedge against the changes in the recorded amount of net periodic pension cost.  Refer to Note 11, Retirement Plans, in the Company’s Form

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

10-K for the fiscal year ended December 31, 2019 for disclosure by asset classifications.  The previous method of accounting was to use the market-related value of assets for all the plans’ assets when recognizing changes in fair value of plan assets ratably over a five-year period.  As a result of the change in method of accounting the Company will no longer use the market-related value of liability-hedging investments.  Instead, the fair value of liability-hedging investments will be immediately included in the calculation of net periodic pension cost. This change in accounting method is preferable because it accelerates the recognition of the fair value for this class of assets into net income or loss.  No change is being made to the accounting principle for the other classes of pension assets, which represent the remaining 40% of the pension asset portfolio for the plan.

The change in accounting principle requires retrospective application and prospective disclosure. Refer below for the restatements on previously issued financial statements.  Retrospective application was applied to periods beginning in 2017 as it was determined not to be possible to go further than that date due to the Company’s separation in 2016 from its prior parent company.  Prior to the separation in 2016, the U.S. Qualified and Non-Qualified pension plans were legally owned by the Company’s prior parent company.

The cumulative effect of the change on accumulated deficit was an increase in deficit of $9 million as of January 1, 2019 and a $9 million decrease in accumulated other comprehensive loss, as shown in the condensed statement of stockholders’ equity.

The historical statements of cash flows are also being retrospectively restated as changes in net (loss) income, expense related to settlement of retirement obligations and pension income flow through the operating activities section with an offsetting impact to the change in accrued liabilities and other. There is no net impact to cash flows provided by (used in) operating activities.

The tables below represent the impact of the change in accounting principle on the condensed consolidated balance sheets and statement of stockholders’ equity for all periods since 2017:

	Previously Disclosed in Form 10-K		As Reported with Change
	As of December 31, 2017	Impact of Change	As of December 31, 2017
Equity
(Accumulated deficit)	$(90)	$(7)	$(97)
Accumulated other comprehensive loss	(476)	7	(469)

	Previously Disclosed in Form 10-K		As Reported with Change
	As of December 31, 2018	Impact of Change	As of December 31, 2018
Equity
(Accumulated deficit)	$(42)	$(9)	$(51)
Accumulated other comprehensive loss	(584)	9	(575)

	Previously Disclosed in Form 10-K		As Reported with Change
	As of December 31, 2019	Impact of Change	As of December 31, 2019
Equity
(Accumulated deficit)	$(354)	$(11)	$(365)
Accumulated other comprehensive loss	(528)	11	(517)

	Previously Disclosed in Form 10-Q		As Reported with Change
	As of March 31, 2019	Impact of Change	As of March 31, 2019
Equity
(Accumulated deficit)	$(177)	$(8)	$(185)
Accumulated other comprehensive loss	(476)	8	(468)

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

	Previously Disclosed in Form 10-Q		As Reported with Change
	As of June 30, 2019	Impact of Change	As of June 30, 2019
Equity
(Accumulated deficit)	$(209)	$(9)	$(218)
Accumulated other comprehensive loss	(472)	9	(463)

	Previously Disclosed in Form 10-Q		As Reported with Change
	As of September 30, 2019	Impact of Change	As of September 30, 2019
Equity
(Accumulated deficit)	$(185)	$(10)	$(195)
Accumulated other comprehensive loss	(472)	10	(462)

The tables below represent the impact of the change in accounting principle on the condensed consolidated statements of operations and comprehensive income for all periods since 2017:

	Previously Disclosed in Form 10-K		As Reported with Change
	Year Ended December 31, 2017	Impact of Change	Year Ended December 31, 2017
Investment and other (income) expense	$(47)	$10	$(37)
(Loss) before income taxes	(44)	(10)	(54)
Income tax expense (benefit)	13	(3)	10
Net (loss)	(57)	(7)	(64)
Basic net (loss) per share	(1.69)	(0.22)	(1.91)
Diluted net (loss) per share	(1.69)	(0.22)	(1.91)
Adjustment for net periodic pension plan cost	34	7	41
Other comprehensive income	55	7	62
Comprehensive (loss)	(2)	—	(2)

	Previously Disclosed in Form 10-K		As Reported with Change
	Year Ended December 31, 2018	Impact of Change	Year Ended December 31, 2018
Investment and other (income) expense	$(48)	$2	$(46)
Income (loss) before income taxes	10	(2)	8
Income tax expense	33	—	33
Net (loss)	(23)	(2)	(25)
Basic net (loss) per share	(0.67)	(0.04)	(0.71)
Diluted net (loss) per share	(0.67)	(0.04)	(0.71)
Adjustment for net periodic pension plan cost	(4)	2	(2)
Other comprehensive (loss) income	(11)	2	(9)
Comprehensive (loss)	(34)	—	(34)

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

	Previously Disclosed in Form 10-K		As Reported with Change
	Year Ended December 31, 2019	Impact of Change	Year Ended December 31, 2019
Settlement of retirement benefit obligations	$137	$(3)	$134
Investment and other (income) expense	(37)	6	(31)
(Loss) before income taxes	(288)	(3)	(291)
Income tax expense (benefit)	7	(1)	6
Net (loss)	(295)	(2)	(297)
Basic net (loss) per share	(8.82)	(0.07)	(8.89)
Diluted net (loss) per share	(8.82)	(0.07)	(8.89)
Adjustment for net periodic pension plan cost	54	2	56
Other comprehensive income	56	2	58
Comprehensive (loss)	(239)	—	(239)

	Previously Disclosed in Form 10-Q		As Reported with Change
	Three Months Ended March 31, 2019	Impact of Change	Three Months Ended March 31, 2019
Settlement of retirement benefit obligations	$135	$(3)	$132
Investment and other (income) expense	(10)	2	(8)
(Loss) income before income taxes	(163)	1	(162)
Income tax (benefit)	(37)	—	(37)
Net (loss) income	(126)	1	(125)
Basic net (loss) income per share	(3.79)	0.02	(3.77)
Diluted net (loss) income per share	(3.79)	0.02	(3.77)
Adjustment for net periodic pension plan cost	107	(1)	106
Other comprehensive income (loss)	108	(1)	107
Comprehensive (loss)	(18)	—	(18)

	Previously Disclosed in Form 10-Q		As Reported with Change
	Three Months Ended June 30, 2019	Impact of Change	Three Months Ended June 30, 2019
Settlement of retirement benefit obligations	$1	$—	$1
Investment and other (income) expense	(9)	1	(8)
(Loss) before income taxes	(27)	(1)	(28)
Income tax (benefit)	(3)	—	(3)
Net (loss)	(24)	(1)	(25)
Basic net (loss) per share	(0.69)	(0.03)	(0.72)
Diluted net (loss) per share	(0.69)	(0.03)	(0.72)
Adjustment for net periodic pension plan cost	3	1	4
Other comprehensive income	4	1	5
Comprehensive (loss)	(20)	—	(20)

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

	Previously Disclosed in Form 10-Q		As Reported with Change
	Three Months Ended September 30, 2019	Impact of Change	Three Months Ended September 30, 2019
Settlement of retirement benefit obligations	$1	—	$1
Investment and other (income) expense	(9)	1	(8)
Income (loss) before income taxes	24	(1)	23
Income tax expense	—	—	—
Net income (loss)	24	(1)	23
Basic net income (loss) per share	0.69	(0.03)	0.66
Diluted net income (loss) per share	0.69	(0.03)	0.66
Adjustment for net periodic pension plan cost	2	1	3
Other comprehensive income	—	1	1
Comprehensive income	24	—	24

	Previously Disclosed in Form 10-Q		As Reported with Change
	Three Months Ended December 31, 2019	Impact of Change	Three Months Ended December 31, 2019
Settlement of retirement benefit obligations	$—	$—	$—
Investment and other (income) expense	(9)	2	(7)
(Loss) before income taxes	(122)	(2)	(124)
Income tax expense (benefit)	47	(1)	46
Net (loss)	(169)	(1)	(170)
Basic net (loss) per share	(5.02)	(0.03)	(5.05)
Diluted net (loss) per share	(5.02)	(0.03)	(5.05)

The tables below represent the impact of the change in accounting principle on the condensed consolidated balance sheet as of March 31, 2020 and the statements of operations and comprehensive income for the three months ended March 31, 2020:

	Previous Accounting Method		As Reported
	March 31, 2020	Impact of Change	March 31, 2020
Equity
(Accumulated deficit)	$(408)	$(9)	$(417)
Accumulated other comprehensive loss (income)	(535)	10	(525)
Pension liabilities	142	(1)	141

	Previous Accounting Method		As Reported
	March 31, 2020	Impact of Change	March 31, 2020
Investment and other (income)	$(8)	$(2)	$(10)
(Loss) income before income taxes	(53)	2	(51)
Income tax expense	1	—	1
Net (loss) income	(54)	2	(52)
Basic net (loss) income per share	(1.61)	0.05	(1.56)
Diluted net (loss) income per share	(1.61)	0.05	(1.56)
Adjustment for net periodic pension plan cost	4	(1)	3
Other comprehensive (loss)	(7)	(1)	(8)
Comprehensive (loss) income	(61)	1	(60)

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

Note 2.  Revenue Recognition

Disaggregated Revenue

The following tables provide information about disaggregated revenue by major products/service lines and timing of revenue recognition, and include a reconciliation of the disaggregated revenue with reportable segments for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31, 2020
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Mexico	Other	Total
Major Products / Service Lines
Book (a)	$—	$204	$—	$—	$—	$204

Magazines and Catalogs (b)	$250	$—	$—	$23	$21	$294

Logistics	$77	$—	$—	$—	$—	$77

Directories	$—	$—	$—	$—	$14	$14

Office Products	$—	$—	$112	$—	$—	$112
Total	$327	$204	$112	$23	$35	$701

Timing of Revenue Recognition
Products and services transferred at a point in time	$225	$172	$112	$23	$14	$546
Products and services transferred over time	102	32	—	—	21	155
Total	$327	$204	$112	$23	$35	$701

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

	Three Months Ended
	March 31, 2019
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Mexico	Other	Total
Major Products / Service Lines
Book (a)	$—	$260	$—	$—	$—	$260

Magazines and Catalogs (b)	$319	$—	$—	$24	$20	$363

Logistics	$84	$—	$—	$—	$—	$84

Directories	$—	$—	$—	$—	$19	$19

Office Products	$—	$—	$119	$—	$—	$119
Total	$403	$260	$119	$24	$39	$845

Timing of Revenue Recognition
Products and services transferred at a point in time	$288	$228	$119	$24	$19	$678
Products and services transferred over time	115	32	—	—	20	167
Total	$403	$260	$119	$24	$39	$845

(a)	Includes e-book formatting and supply chain management associated with book production
(b)	Includes premedia and co-mail

Accounts Receivable

As disclosed in Note 1, Overview and Basis of Presentation, the Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective adoption method.  As a result of the adoption, the Company now records an allowance for credit losses on unbilled receivables which resulted in a de minimis amount of expense for the three months ended March 31, 2020.  There were no changes to the Company’s policy relating to its receivables.  To recognize the initial adoption, the Company recorded a de minimis increase to its January 1, 2020 balance for allowance for credit losses and an offsetting impact to accumulated deficit in the condensed consolidated balance sheet.

Transactions affecting the allowances for doubtful accounts receivable balance during the three months ended March 31, 2020 were as follows:

Three Months Ended
March 31, 2020
Balance, beginning of year	$12
Provisions charged to expense	1
Balance, end of period	$13

There was a de minimis amount of write-offs and recoveries during the three months ended March 31, 2020.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

Contract Balances

The following table provides changes in contract assets and liabilities during the three months ended March 31, 2020:

	Short-Term Contract Assets	Long-Term Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2020	$40	$14	$17
Additions to unbilled accounts receivable	17	—	—
Unbilled accounts receivable recognized in trade receivables	(28)	—	—
Payment of contract acquisition costs	—	—	—
Amortization of contract acquisition costs	—	(3)	—
Write-off due to termination of contract acquisition costs	—	—	—
Revenue recognized that was included in contract liabilities as of January 1, 2020	—	—	(12)
Increases due to cash received	—	—	11
Ending Balance, March 31, 2020	$29	$11	$16

The trade receivables balance was $371 million and $366 million as of March 31, 2020 and December 31, 2019, respectively. There was a de minimis amount of credit losses recognized on short-term contract assets recorded during the three months ended March 31, 2020.

Note 3.  Leases

Lease Expense

The components of total net lease expense were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease expense	$17	$17
Sublease (income)	(2)	(2)
Variable lease expense	2	3
Total net lease expense	$17	$18

During each of the three months ended March 31, 2020 and 2019, the Company incurred a de minimis amount of finance lease cost, consisting of finance lease ROU asset amortization and interest on finance lease liabilities, and a de minimis amount of cost associated with short-term leases.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

Cash Flow Information

Supplemental non-cash information related to leases is included below:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
ROU assets acquired in exchange for lease obligations:
ROU assets
Operating leases	$4	$2

Lease obligations
Operating leases	$4	$2

During the three months ended March 31, 2020 and 2019, the Company recorded $14 million and $16 million of operating cash outflows from operating leases, respectively.

During each of the three months ended March 31, 2020 and 2019, the Company recorded a de minimis amount of cash outflows from financing leases.  No finance lease ROU assets or obligations were acquired during the three months ended March 31, 2020 and 2019.

Lease Terms and Discount Rates

Supplemental information regarding the weighted average lease term and discount rate for the lease liabilities as of March 31, 2020 is included below:

March 31, 2020
Weighted Average Remaining Lease Term (years)
Operating leases	4.9
Financing leases	2.0

Weighted Average Discount Rate
Operating leases	8.7%
Financing leases	6.9%

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

Lease Maturities

The annual maturities of lease liabilities as of March 31, 2020 were as follows:

Operating Leases
2020	$39
2021	45
2022	34
2023	24
2024	19
2025 & thereafter	28
Total undiscounted lease payments	189
Imputed interest	(26)
Total lease liabilities	$163

During the three months ended March 31, 2020, the Company recorded a de minimis amount of maturities for finance lease liabilities.  As of March 31, 2020, the Company has additional operating leases that have not commenced for an undiscounted amount of $1 million.

Note 4.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
Raw materials and manufacturing supplies	$70	$91
Work in process	38	38
Finished goods	89	87
Last in, first out reserve	(41)	(46)
Total	$156	$170

Note 5.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at March 31, 2020 and December 31, 2019 were as follows:

	March 31,	December 31,
	2020	2019
Land	$34	$35
Buildings	662	663
Machinery and equipment	2,989	3,006
	3,685	3,704
Less: Accumulated depreciation	(3,261)	(3,264)
Total	$424	$440

During the three months ended March 31, 2020 and 2019, depreciation expense was $21 million and $24 million, respectively.    Refer to Note 8, Restructuring, Impairment and Other Charges, for a discussion on impairment reviews performed as of March 31, 2020 and information on impairment recorded during the three months ended March 31, 2020 and 2019.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $6 million and $9 million at March 31, 2020 and December 31, 2019, respectively.  These assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2020 were as follows:

	Magazines,
	Catalogs		Office
	and Logistics	Book	Products	Mexico	Other	Total
Net book value as of December 31, 2019
Goodwill	$523	$354	$110	$—	$5	$992
Accumulated impairment losses	(502)	(354)	(79)	—	(5)	(940)
Total	21	—	31	—	—	52
Net book value as of March 31, 2020
Goodwill	523	354	110	—	5	992
Accumulated impairment losses	(502)	(354)	(79)	—	(5)	(940)
Total	$21	$—	$31	$—	$—	$52

The components of other intangible assets at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$248	$(153)	$95	$248	$(149)	$99
Trade names	29	(8)	21	29	(8)	21
Total other intangible assets	$277	$(161)	$116	$277	$(157)	$120

During the three months ended March 31, 2020 and 2019, amortization expense for other intangible assets was $4 million and $5 million, respectively.

The following table outlines the estimated annual amortization expense related to all amortizable intangible assets:

For the year ending December 31,	Amount
2020	$17
2021	15
2022	14
2023	13
2024	13
2025 and thereafter	48
Total	$120

Refer to Note 7, Restructuring, Impairment and Other Charges, for information on the goodwill and intangible asset impairment reviews performed as of March 31, 2020.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

Note 7.  Restructuring, Impairment and Other Charges

For the three months ended March 31, 2020 and 2019, the Company recorded the following net restructuring, impairment and other charges disclosed in the condensed consolidated statements of operations:

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
March 31, 2020	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$—	$10	$10	$1	$—	$11
Book	1	2	3	—	—	3
Office Products	2	—	2	—	—	2
Mexico	—	—	—	—	—	—
Other	—	—	—	—	—	—
Corporate	—	10	10	—	—	10
Total	$3	$22	$25	$1	$—	$26

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
March 31, 2019	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$5	$4	$9	$2	$—	$11
Book	—	1	1	—	—	1
Office Products	—	—	—	—	—	—
Mexico	—	—	—	—	—	—
Other	—	—	—	—	—	—
Corporate	—	1	1	—	—	1
Total	$5	$6	$11	$2	$—	$13

Restructuring Charges

For the three months ended March 31, 2020, the Company incurred net other restructuring charges of $22 million, primarily due to facility costs and costs to move equipment, expenses associated with new revenue opportunities, and cost savings initiatives implemented in 2019.  For the three months ended March 31, 2020, the Company incurred charges of $3 million for an aggregate of 397 employees, of whom 197 were terminated as of or prior to March 31, 2020, primarily related to the closure of one facility in the Office Products segment.

For the three months ended March 31, 2019, the Company incurred charges of $5 million for an aggregate of 240 employees, primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment.  The Company incurred net other restructuring charges of $6 million for the three months ended March 31, 2019 primarily due to charges related to facility costs, as well as costs associated with new revenue opportunities and cost savings initiatives implemented during the quarter.  The Company recorded $2 million of net impairment charges related to machinery and equipment associated with facility closings in the Magazines, Catalogs and Logistics segment.

Impairment Reviews

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

expected long-term growth rates, changes in the overall market value of the Company’s equity and debt securities, significant negative industry and economic trends, as well as other factors.

Goodwill

Due the potential impact of COVID-19 on the company’s future performance, management determined that a further review of the reporting units’ goodwill for indicators of impairment was appropriate.  As discussed in Note 1, Overview and Basis of Presentation, COVID-19 has the potential to have a negative impact across several of the Company’s segments.  As of March 31, 2020, only two reporting units had goodwill: Office Products ($31 million) and logistics ($21 million).

For the Office Products and logistics reporting units, management assessed goodwill impairment risk by first performing a qualitative review of entity specific, industry, market and general economic factors for each reporting unit. For both reporting units, the Company was not able to conclude that it is more likely than not that the fair values of our reporting units are greater than their carrying values, and therefore, a one-step method for determining goodwill impairment was applied as of March 31, 2020.

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

As a result of the interim impairment tests Office Products and logistics, the Company did not recognize any goodwill impairment charges as the estimated fair values of the reporting units exceeded their respective carrying values by 10% and 32%, respectively.

Other Intangible Assets and Property, Plant and Equipment

Given the continued decline in demand in the magazines and catalogs reporting unit and the potential impact of COVID-19, management determined that a further review of the reporting unit’s property, plant and equipment and right-of-use assets for operating leases for recoverability was appropriate during the first quarter of 2020.  The Company performed a Step 1 recoverability test in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment.  The recoverability test compares the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition to the carrying value of the asset group; if the carrying value of the asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value.  Based upon management’s updated projection of cash flows for this asset group, management determined that the estimated future undiscounted cash flows were in excess of the asset group’s carrying value, resulting in no impairment loss as a result of these tests in the first quarter of 2020.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

In addition to the interim tests noted above, the Company reviewed the Office Products’ intangible assets and Books’ intangible assets and property, plant and equipment for recoverability. There were no impairment charges recorded as a result of the recoverability tests.

Future Interim Reviews

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

Other Charges

For each of the three months ended March 31, 2020 and 2019, the Company recorded de minimis amount of other charges for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans included $3 million in accrued liabilities and $17 million in restructuring and multiemployer pension plan liabilities at March 31, 2020.

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

Restructuring Reserve

The restructuring reserve as of December 31, 2019 and March 31, 2020, and changes during the three months ended March 31, 2020 were as follows:

	December 31,	Restructuring	Cash	March 31,
	2019	Charges	Paid	2020
Employee terminations	$29	$3	$(5)	$27
Multiemployer pension plan withdrawal obligations	31	1	(2)	30
Other and lease termination	2	19	(13)	8
Total	$62	$23	$(20)	$65

The current portion of restructuring reserves of $41 million at March 31, 2020 was included in accrued liabilities, while the long-term portion of $24 million, which primarily related to multiemployer pension plan withdrawal obligations related to facility closures, was included in restructuring and multiemployer pension liabilities at March 31, 2020.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by March 31, 2021.

Payments on all of the Company’s multiemployer pension plan withdrawal obligations are scheduled to be completed by 2034. Changes based on uncertainties in these estimated withdrawal obligations could affect the ultimate charges related to multiemployer pension plan withdrawal obligations.

The restructuring liabilities classified as “other” consisted of other facility closing costs and costs associated with new revenue opportunities and cost savings initiatives implemented in 2019.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

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

Note 9.  Debt

The Company’s debt at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Borrowings under the Revolving Credit Facility	$249	$249
Term Loan Facility due September 30, 2022 (a)	219	218
8.75% Senior Secured Notes due October 15, 2023	450	450
Finance lease and other obligations	1	2
Unamortized debt issuance costs	(8)	(9)
Total debt	911	910
Less: current portion	(911)	(465)
Long-term debt	$—	$445

(a)	The borrowings under the Term Loan Facility are subject to a variable interest rate. As of March 31, 2020 and December 31, 2019, the interest rate was 7.02% and 7.12%, respectively.

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

For the Three Months Ended March 31, 2020 and 2019

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

Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement

Based on final results of operations for the year ended December 31, 2019, the Company concluded it was not in compliance with the Consolidated Leverage Ratio and Minimum Interest Ratio contained in the Credit Agreement as of December 31, 2019.  The noncompliance occurred on the last day of the fourth quarter due to the following: the Company’s Consolidated Leverage Ratio exceeded the maximum level permitted and the Company’s Minimum Interest Ratio was below the minimum level permitted.  On March 2, 2020, the Company entered into a Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement with lenders constituting a majority under the Credit Agreement that governs the Company’s Revolving Credit Facility and Term Loan Facility. The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement waived the defaults or events of default that occurred as a result of the financial covenant noncompliance on December 31, 2019 and prevented the lenders from directing the Administrative Agent to accelerate the debt or exercise other remedies as a result of certain other potential defaults or events of default which may occur under the Credit Agreement (the “Potential Defaults”), through the period ended May 14, 2020 (such period, the “Forbearance Period”).  As a result of the noncompliance as of December, 31, 2019, the Company annual report on Form 10-K disclosed there was substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2019.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

Voluntary Reorganization under Chapter 11

The commencement of the Chapter 11 Cases constituted an event of default with respect to the Senior Notes, the Term Loan Facility and the Revolving Credit Facility (the “Debt Instruments”).  The Debt Instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable.  Any efforts to enforce payment obligations under the Debt Instruments will be automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ right of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

Debtor-in-Possession Financing

As previously disclosed, on April 15, 2020 (the “Closing Date”), the Company entered into a Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), upon the entry of an interim order of the Bankruptcy Court granting interim approval of the DIP Credit Agreement, among the Company, as borrower, the lenders from time to time party thereto (the “DIP Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “DIP Agent”), pursuant to which the DIP Lenders committed to provide a senior secured superpriority debtor-in-possession credit facility in an aggregate principal amount not to exceed $100 million (the “DIP Facility”).

The DIP Facility consists of (i) revolving loans not to exceed an aggregate amount of $55 million (the “Revolving Loans”), subject to the limitation in the next succeeding sentence, and (ii) letters of credit not to exceed an aggregate amount of $45 million, with $5 million of that amount being available for the issuance of new letters of credit (together with the Revolving Loans, the “DIP Loan Commitments”).  During the interim period prior to the entry of a final order of the Bankruptcy Court authorizing the DIP Facility (the “Final Order”), the Company’s capacity to incur Revolving Loans is limited to an aggregate amount of up to $27.5 million.

Borrowings under the DIP Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) the Alternate Base Rate (as defined in the DIP Credit Agreement) plus 5.75%, or (ii) LIBOR plus 6.75%.  Upon an event of default under the DIP Credit Agreement (an “Event of Default”), an additional 2.00% may be added to the Interest Rate.  In addition, the Company is required to pay (i) an unused line fee of 0.50% per annum (payable quarterly in arrears) on the average daily unused portion of the DIP Loan Commitments, (ii) a commitment fee of (x) 1.00% per annum on the DIP Loan Commitments, regardless of usage, plus (y) $100,000 per week for the first 20 weeks after the Closing Date, in each case, payable quarterly in arrears, (iii) a participation fee equal to 6.75% multiplied by the amounts available to be drawn under outstanding letters of credit, payable quarterly, and (iv) a fronting fee equal to 0.125% per annum on amounts available to be drawn under outstanding letters of credit, payable quarterly.

Proceeds of the loans made under the DIP Facility may be used only for the following purposes: (i) working capital and other general corporate purposes, including the payment of professional fees and expenses, (ii) to pay the reasonable fees and expenses of the DIP Agent and the DIP Lenders (including the reasonable fees and expenses of counsel and financial advisors), (iii) to pay claims in respect of certain prepetition creditors, (iv) to repay indebtedness owed to holders of the Prepetition Priority Payment Obligations (as defined in the DIP Credit Agreement) (the “Prepetition Revolving Lenders”), and (v) making adequate protection payments to the Prepetition Revolving Lenders, the Prepetition Term Lenders and the Prepetition Secured Noteholders (each as defined in the DIP Credit Agreement).

In connection with the DIP Credit Agreement, certain subsidiaries of the Company became parties to a guarantee agreement as guarantors (collectively, the “Guarantors,” and together with the Company, the “DIP Credit Parties”). Each of the Guarantors is a debtor and debtor-in-possession in the Chapter 11 Cases.  The Guarantors have guaranteed, on a joint and several basis, all of the obligations under the DIP Facility.  To secure the obligations under the DIP Facility, the Company and the Guarantors have granted liens on substantially all of their assets, whether now owned or hereafter acquired.

The DIP Facility will mature on the earliest of the following dates: (i) unless the Final Order is entered, May 15, 2020, (ii) the date upon which any Plan of Reorganization (as defined in the DIP Credit Agreement) becomes effective, or (iii) the six-month anniversary following the Petition Date, provided that such maturity may be extended with the consent of the Required Lenders (as defined in the DIP Credit Agreement) to a date no later than nine months after the Petition Date.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

The DIP Credit Agreement contains representations, warranties and covenants that are customary for debtor-in-possession facilities of this type, including, but not limited to, certain case milestones, specified restrictions on indebtedness, liens, guarantee obligations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The DIP Credit Agreement also contains customary events of default for facilities of this type, including failure to achieve the milestones and the occurrence of certain events in the Chapter 11 Cases.

The DIP Facility is subject to final approval by the Bankruptcy Court.

Additional Debt Issuances Information

The fair values of the Senior Notes and Term Loan Facility that were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy.  The fair value of the Company’s debt was lower than its book value by approximately $546 million and $277 million at March 31, 2020 and December 31, 2019, respectively.

There were $249 million of borrowings under the Revolving Credit Facility as of both March 31, 2020 and December 31, 2019.  The weighted-average interest rate on borrowings under the Company’s Revolving Credit Facility was 4.65% during the three months ended March 31, 2020.

There was $18 million and $19 million of net interest expense during the three months ended March 31, 2020 and 2019, respectively.

Note 10.  Earnings Per Share

During the three months ended March 31, 2020 and 2019, no shares of common stock were purchased by the Company; however, a de minimis amount of shares were withheld from employees for tax liabilities upon vesting of equity awards.

Basic (loss) per share (“EPS”) is calculated by dividing net earnings attributable to the Company’s stockholders by the weighted average number of common shares outstanding for the period. In computing diluted EPS, basic EPS is adjusted for the assumed issuance of all potentially dilutive share-based awards, including stock options, restricted stock, restricted stock units, and performance share units.

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	Three Months Ended
	March 31,
	2020	2019 (1)
Net (loss) per common share:
Basic	$(1.56)	$(3.77)
Diluted	$(1.56)	$(3.77)
Numerator:
Net (loss)	$(52)	$(125)
Denominator:
Weighted average number of common shares outstanding	33.6	33.3
Dilutive options and awards	—	—
Diluted weighted average number of common shares outstanding	33.6	33.3

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

   Refer to Note 1, Overview and Basis of Presentation, for information on the restated balances for the three months ended March 31, 2019.

Note 11.  Retirement Plans

The Company is the sole sponsor of certain defined benefit pension plans that are included in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.  The assets and certain obligations of the defined benefit pension plans includes plans qualified under Section 401(a) of the Internal Revenue Code of 1986, the U.S. Qualified Plan and related non-qualified benefits (the “Non-Qualified Plan”).

The components of the estimated net pension loss (income) for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31, 2020
	Qualified	Non-Qualified & International	Total
Interest cost	$15	$1	$16
Expected return on plan assets	(30)	—	(30)
Amortization of actuarial loss	4	—	4
Net periodic benefit (income) loss	$(11)	$1	$(10)

	Three Months Ended
	March 31, 2019
	Qualified	Non-Qualified & International	Total
Interest cost	$20	$1	$21
Expected return on plan assets	(31)	—	(31)
Amortization of actuarial loss	3	—	3
Settlement of retirement obligations	132	—	132
Net periodic benefit loss	$124	$1	$125

In the first quarter of 2020, the Company adopted a change in method of accounting for the market-related value of assets for a class of assets within the U.S. Qualified Plan and Non-Qualified plans.  The change in accounting method was retrospectively applied to periods in 2017, 2018 and 2019, and as a result, pension income shown above for the three months ended March 31, 2019 has been restated.  Refer to Note 1, Overview and Basis of Presentation, for more information.

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations related to the U.S. Qualified Plan by purchasing a group annuity contract for certain retirees and beneficiaries from a third-party insurance company. As a result, the Company’s pension assets and liabilities were remeasured as of the settlement date.  As of the remeasurement date, the reduction in the reported pension obligation for the participants under the annuity contract was $477 million, and the reduction in plan assets was $466 million.  The Company recorded a non-cash settlement charge of $132 million in settlement of retirement benefit obligations in the condensed consolidated statement of operations in the first quarter of 2019.  This charge resulted from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.

Settlement of retirement obligations is disclosed separately in the condensed consolidated statements of operations, while the remaining net periodic (loss) income for the three months ended March 31, 2020 and 2019 is included in the investment and other (income)-net.

Note 12. Taxes

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

The CARES Act is intended to provide emergency relief to both businesses and individuals impacted by the COVID-19 pandemic.

Income Taxes

The CARES Act enacted several provisions that may impact corporations including the carryback of certain net operating losses and the expensing of additional interest under certain circumstances.  The Company has estimated that these provisions will not result in a benefit for the three months ended March 31, 2020.  As the Company assesses additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies related to the CARES Act, it may record an impact to the income tax provision.

Payroll Taxes

The CARES Act allows companies to defer payments of the employer share (6.2% of wages) of Social Security payroll taxes from the date of enactment through December 31, 2020.  Fifty percent of the taxes deferred are required to be paid by December 31, 2021 with the remaining fifty percent by December 31, 2022. As of March 31, 2020, the Company accrued $2 million of payroll taxes that will benefit from this adoption. The Company expects to continue to defer payroll taxes through the end of 2020.

Note 13.  Comprehensive Income

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2019 and March 31, 2020 and changes during the three months ended March 31, 2020.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2019	$(464)	$(53)	$(517)
Other comprehensive (loss) before reclassifications	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive loss	3	—	3
Net change in accumulated other comprehensive income (loss)	3	(11)	(8)
Balance at March 31, 2020	$(461)	$(64)	$(525)

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2018 and March 31, 2019 and changes during the three months ended March 31, 2019.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2018	$(520)	$(55)	$(575)
Other comprehensive income before reclassifications	104	1	105
Amounts reclassified from accumulated other comprehensive loss	2	—	2
Net change in accumulated other comprehensive loss	106	1	107
Balance at March 31, 2019	$(414)	$(54)	$(468)

In the first quarter of 2020, the Company adopted a change in method of accounting for the market-related value of assets for a class of assets within the U.S. Qualified Plan and Non-Qualified plans.  The change in accounting method was retrospectively applied to periods in 2017, 2018 and 2019, and as a result, the pension rollforward for accumulated other comprehensive loss above and reclassification table below have been restated for the three months ended March 31, 2019.  Refer to Notes 1, Overview and Basis of Presentation, and 11, Retirement Plans, for more information.

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations and, as a result, the Company’s pension assets and liabilities were remeasured as of the settlement date.  The impact, net of tax, to the Company’s accumulated other comprehensive loss was a decrease of $104 million during the three months ended March 31, 2019 (including the restatement noted above).  Refer to Note 11, Retirement Plans, for more information.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

Refer to the condensed consolidated statements of comprehensive income for the components of comprehensive (loss) income for the three months ended March 31, 2020 and 2019.

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
	March 31,
	2020	2019 (1)
Amortization of pension plan cost:
Net actuarial loss (a)	$4	$3
Reclassifications before tax	4	3
Income tax expense	1	1
Reclassifications, net of tax	$3	$2

(a) Amortization of pension plan cost is included in the calculation of net periodic pension plan (income) expense that is recognized in investment and other income-net in the condensed consolidated statements of operations (see Note 11, Retirement Plans).

(1) As Adjusted – Refer to the narrative above on the change in accounting method.

Note 14.  Segment Information

As a result of the Company’s segment analysis in the fourth quarter of 2019, Mexico met the requirements to be classified as a reportable segment (previously included as a non-reportable segment).  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

The Company’s segment and product and service offerings are summarized below

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

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

(tabular amounts in millions, except per share data)

Other

The Other grouping consists of the following non-reportable segments: Directories and Print Management.  Print Management provides outsourced print procurement and management services.

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

		Income (Loss)		Depreciation
Three Months Ended	Net	from	Assets of	and	Capital
March 31, 2020	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$327	$(35)	$597	$11	$7
Book	204	(9)	468	12	4
Office Products	112	7	282	3	—
Mexico	23	3	51	1	—
Total reportable segments	666	(34)	1,398	27	11
Other	35	3	29	—	—
Corporate	—	(12)	128	—	—
Total operations	$701	$(43)	$1,555	$27	$11

		Income (Loss)		Depreciation
Three Months Ended	Net	from	Assets of	and	Capital
March 31, 2019	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$403	$(31)	$795	$15	$10
Book	260	13	647	12	17
Office Products	119	8	329	3	—
Mexico	24	3	68	1	1
Total reportable segments	806	(7)	1,839	31	28
Other	39	1	22	—	—
Corporate	—	(13)	86	—	—
Total operations	$845	$(19)	$1,947	$31	$28

Restructuring, impairment and other charges by segment for the three months ended March 31, 2020 and 2019 are disclosed in Note 7, Restructuring, Impairment and Other Charges.

LSC Communications, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended March 31, 2020 and 2019

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

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12").  ASU 2019-12 removes certain exceptions for intraperiod tax allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes, including a modification in the guidance for franchise taxes that are partially based on income and recognizing deferred taxes for a subsequent step-up in the tax basis of goodwill.  ASU 2019-12 is effective in the first quarter of 2021.  Early adoption of ASU 2019-12 is permitted; however, the Company plans to adopt the standard in the first quarter of 2021.  The Company is in the process of assessing the impact of the new standard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of LSC Communications, Inc. as of March 31, 2020 and December 31, 2019 and the results of operations for the three months ended March 31, 2020 and 2019.  This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Item 1, Condensed Consolidated Financial Statements.  Refer to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, for management’s discussion and analysis of the financial condition of the company as of December 31, 2019 and December 31, 2018, and the results of operations for the years ended December 31, 2019, 2018 and 2017.

Company Overview

The principal business of LSC Communications, Inc., a Delaware corporation, and its direct or indirect wholly-owned subsidiaries (“LSC Communications,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of traditional and digital print, print-related services and office products.

Voluntary Reorganization under Chapter 11

As a result of the commencement of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the reorganization process under the Bankruptcy Code.  Following the outcome of the Chapter 11 Cases, the amount and composition of the Company’s assets, liabilities, officers and/or directors, and the description of the Company’s operations, properties, liquidity and capital resources included in this quarterly report may be significantly different.

DIP Financing

See Note 9, Debt, for information on the DIP Facility, which provides up to $100 million of financing in the form of revolving loans and letters of credit.

Going Concern

The accompanying condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern and contemplate the continuity of our operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern is contingent upon our ability to comply with the covenants of the DIP Credit Agreement described in Note 9, Debt, and our ability to implement, subject to the Bankruptcy Court’s approval, a restructuring plan, among other factors.

While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in our debt agreements), for amounts other than those reflected in the accompanying condensed consolidated financial statements.  Further, the restructuring plan could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements.

As a result of the factors noted above, we believe there is substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements included in this quarterly report on Form 10-Q do not include any adjustments related to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Coronavirus Pandemic (“COVID-19”)

During and subsequent to the first quarter of 2020, the novel coronavirus strain, known as COVID-19, continues to spread across the globe at an increasing rate. Measures taken by governmental authorities and private actors to limit the spread of this virus may interfere with the ability of the Company's employees, suppliers, and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of the business which may cause a material curtailment to certain business operations. Moreover, as a large part of the Company's business involves sales of books and other products used in schools and school facilities, if COVID-19 related measures continue to result in widespread and lengthy school closings, the Company's condensed consolidated results of operations and financial condition will be adversely impacted.  Books sold in retail stores have also been adversely impacted as both large chains and independent stores have been forced to close.  Additionally, as COVID-19 has significantly impacted retailers' stores, distribution centers and supply chains, the Company expects to experience an adverse impact on our catalogs and office products businesses.  Disruption across many other industries has also significantly impact demand for advertising, which is expected to result in page count and volume reductions in magazines.

We continue to monitor the situation, to assess further possible implications to our business and customers, and to take actions in an effort to mitigate adverse consequences. The Company has expanded its work-from-home policy for its non-manufacturing employees, has focused on obtaining protective equipment and implementing social distancing and other policies for its manufacturing employees and continues to adhere to guidance issued by governmental authorities.  The Company is unable to quantify the impact on our business at this time, but it could have a material adverse effect on our condensed consolidated financial statements in the future.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  Refer to Note 12, Taxes, for more information on the CARES Act.

Segment Descriptions

As a result of the Company’s segment analysis in the fourth quarter of 2019, Mexico met the requirements to be classified as a reportable segment (previously included as a non-reportable segment).  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.

The Company’s segment and product and service offerings are summarized below

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

Other

The Other grouping consists of the following non-reportable segments: Directories and Print Management.  Print Management provides outsourced print procurement and management services.

Corporate

Corporate consists of unallocated selling, general and administrative activities and associated expenses including executive, legal, finance, communications, certain facility costs and last in, first out (“LIFO”) inventory provisions.  In addition, share-based compensation expense is included in Corporate and not allocated to the operating segments.

Outlook

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

The Company’s product and service offerings have been impacted by the following:

•	The impact of digital technologies has been felt in many print products. Digital technologies have impacted printed magazines as advertising spending continues to move from print to electronic media.
•	Catalogs have experienced volume reductions as our customers allocate more of their spending to online resources and also face competition from online retailers resulting in retailer compression.
•	The effect of COVID-19 in 2020 on the industries the Company services.
•

The Company has seen an unprecedented drop in demand for magazines and catalogs, with the faster pace of decline in demand primarily due to the accelerated impact of digital disruption of demand for printed materials.

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

During late 2018 and early 2019, the Company performed a comprehensive review of the Company’s entire operations to identify new revenue opportunities and cost savings.  This review covered substantially all aspects of the Company – both operational and support functions – and involved key personnel from throughout the organization.  The resulting revenue opportunities and cost savings initiatives were approved by senior management in the first quarter of 2019 and are expected to be implemented over the next three years.  While the Company realized the benefits beginning in 2019 and expects to realize benefits at various points over the next three years, the Company has incurred $15 million of expense, of which $5 million was incurred during the three months ended March 31, 2020, relating to the implementation of certain identified initiatives.  As the Company continues to implement the identified initiatives, the Company expects to incur additional expense; however, the Company expects the resulting benefits (additional revenue and/or cost savings) to significantly exceed the additional expense.

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

Changes in the price of raw materials, crude oil and other energy costs impact our manufacturing costs. Crude oil and energy prices continue to be volatile. Should prices increase, we generally cannot pass on to customers the impact of higher energy prices on our manufacturing costs.  We do enter into fixed price contracts for a portion of our natural gas purchases to mitigate the impact of changes in energy prices.  We cannot predict sudden changes in energy prices and the impact that possible future changes in energy prices might have upon either future operating costs or customer demand and the related impact either will have on the Company’s condensed consolidated statements of operations, balance sheets and cash flows.

Pension Benefit Plans

The funded status of the Company’s pension benefit plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates.  Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans.  The Company reviews its actuarial assumptions on an annual basis as of December 31.  Based on current estimates, the Company expects to make cash contributions of approximately $6 million to its pension benefit plans for the full year in 2020, of which $1 million has been contributed during the three months ended March 31, 2020.

Beginning in the first quarter of 2020, the Company changed the method of accounting for the market-related value of assets for a class of assets within the U.S. Qualified Plan and Non-Qualified plans.  The change in accounting method was retrospectively applied to periods in 2017, 2018 and 2019.  Refer to Note 1, Overview and Basis of Presentation, for more information.

Based on the fair value of assets and the estimated discount rate used to value benefit obligations as of March 31, 2020, the Company estimates the unfunded status of the pension benefit plans to be approximately $113 million compared to $162 million at December 31, 2019.

See Note 11, Retirement Plans, for more information on the Company’s pension benefit plans.

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies disclosed in the annual report on Form 10-K for the year-ended December 31, 2019.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its condensed consolidated balance sheets, statements of operations, cash flows and certain other information.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes.

Results of Operations for the three months ended March 31, 2020 as Compared to the three months ended March 31, 2019

The following table shows the results of operations for the three months ended March 31, 2020 and 2019, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$701	$845	$(144)	(17.0%)
Cost of sales	616	735	(119)	(16.2%)
Cost of sales as a % of net sales	87.9%	87.0%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	75	85	(10)	(11.8%)
Selling, general and administrative expenses as a % of net sales	10.7%	10.1%
Restructuring, impairment and other charges-net	26	13	13	100.0%
Depreciation and amortization	27	31	(4)	(12.9%)
(Loss) from operations	$(43)	$(19)	$(24)	126.3%

Condensed Consolidated Results

Net sales for the three months ended March 31, 2020 were $701 million, a decrease of $144 million, or 17.0%, compared to the three months ended March 31, 2019.  Net sales were impacted by lower volume in magazines, catalogs and book products and a $41 million decrease in pass-through paper sales.

Total cost of sales decreased $119 million, or 16.2%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily driven by lower volume and cost control initiatives.

As a percentage of net sales, cost of sales increased from 87.0% for the three months ended March 31, 2019 to 87.9% for three months ended March 31, 2020 primarily due to lower volume.

Selling, general and administrative expenses decreased $10 million, or 11.8%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to higher expenses in 2019 related to the previously terminated merger agreement, lower volume and cost control initiatives.

For the three months ended March 31, 2020, the Company recorded restructuring, impairment and other charges of $26 million. The charges primarily included:

•

Net other restructuring charges of $22 million primarily due to facility costs, expenses to move equipment, costs associated with new revenue opportunities and cost savings initiatives implemented in 2019; and

•

Employee termination costs of $3 million related to an aggregate of 397 employees, of whom 197 were terminated as of or prior to March 31, 2020 primarily related to the closure of one facility closure in the Office Products segment.

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

Depreciation and amortization decreased $4 million to $27 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to decreased capital spending in recent years compared to historical levels.

	Three Months Ended
	March 31,
	2020	2019 (1)	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$18	$19	$(1)	(5.3%)
Settlement of retirement benefit obligations	—	132	(132)	(100.0%)
Investment and other (income)-net	(10)	(8)	(2)	25.0%

Refer to Note 11, Retirement Plans, for information on the non-cash settlement charge related to retirement benefit obligations. Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.

	Three Months Ended
	March 31,
	2020	2019 (1)	$ Change
	(in millions, except percentages)
Net (loss) before income taxes	$(51)	$(162)	$111
Income tax expense (benefit)	1	(37)	38
Effective income tax rate	(2.7%)	22.7%

The effective income tax rate for the three months ended March 31, 2020 was (2.7)% compared to 22.7% for the three months ended March 31, 2019.  The effective income tax rate for the three months ended March 31, 2020 reflects the company’s limited ability to benefit U.S. results as the Company has a valuation allowance recorded on its U.S. deferred tax assets.

The effective income tax rate for the three months ended March 31, 2019 reflects the impact of nondeductible merger costs and share-based compensation awards that either lapsed or vested.

(1) As Adjusted - Refer to Note 1, Overview and Basis of Presentation, for information on restated balances.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.

Magazines, Catalogs and Logistics

	Three Months Ended
	March 31,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$327	$403	$(76)
(Loss) from operations	(35)	(31)	(4)
Operating margin	(10.7%)	(7.7%)	(300) bps
Restructuring, impairment and other charges-net	11	11	—

Net sales for the Magazines, Catalogs and Logistics segment for the three months ended March 31, 2020 were $327 million, a decrease of $76 million, or 18.9%, compared to the three months ended March 31, 2019.  The Magazines, Catalogs and Logistics segment’s net sales decreased primarily due to lower volume in magazines, catalogs and logistics and a $28 million decrease in pass-through paper sales.

The change in Magazines, Catalogs and Logistics segment loss from operations and operating margins was primarily due to lower volume, partially offset by cost control initiatives.

Book

	Three Months Ended
	March 31,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$204	$260	$(56)
(Loss) income from operations	(9)	13	(22)
Operating margin	(4.4%)	5.0%	(940 bps)
Restructuring, impairment and other charges-net	3	1	2

Net sales for the Book segment for the three months ended March 31, 2020 were $204 million, a decrease of $56 million, or 21.4%, compared to the three months ended March 31, 2019, primarily due to lower volume in educational and digitally-printed books and a $9 million decrease in pass-through paper sales.

The decrease in the operating income and margins was driven by lower volume and higher restructuring, impairment and other charges.

Office Products

	Three Months Ended
	March 31,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$112	$119	$(7)
Income from operations	7	8	(1)
Operating margin	6.3%	6.7%	(40) bps
Restructuring, impairment and other charges-net	2	—	2

Net sales for the Office Products segment for the three months ended March 31, 2020 were $112 million, a decrease of $7 million, or 5.6%, compared to the three months ended March 31, 2019, largely as a result of lower volume in envelopes and notetaking products, partially offset by higher volume in filing products.

The decrease in Office Products segment income from operations and operating margin was primarily due to higher restructuring, impairment and other charges and lower volume, partially offset by cost control initiatives.

Mexico

	Three Months Ended
	March 31,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$23	$24	$(1)
Income from operations	3	3	—
Operating margin	13.0%	12.5%	50 bps

Net sales for the Mexico segment were $23 million for the three months ended March 31, 2020, a decrease of $1 million or 3.6%, compared to the three months ended March 31, 2019.  There were no significant changes to net sales or income from operations for the three months ended March 31, 2020 compared to the same period in 2019.

Other

	Three Months Ended
	March 31,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$35	$39	$(4)
Income from operations	3	1	2
Operating margin	8.6%	2.5%	610 bps

Net sales for the Other grouping for the three months ended March 31, 2020 were $35 million, a decrease of $4 million, or 10.6%, compared to the three months ended March 31, 2019, primarily due to a $4 million decrease in pass-through paper sales and lower directories volume.

The increase in income from operations and change in operating margins was primarily due to cost control initiatives and mix of work.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	March 31,
	2020	2019	Change
	(in millions)
Total operating expenses	$12	$13	$(1)
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	10	1	9
Share-based compensation expenses	1	3	(2)
Expenses related to acquisitions, merger agreement and dispositions	—	7	(7)

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, share-based compensation expense, settlement of retirement benefit obligations, and expenses related to acquisitions, merger agreement and dispositions.  In the first quarter of 2020, the Company began including share-based compensation expense as a non-GAAP measure.  As the share-based compensation expense recorded in the current period represents expense for previously issued grants that will vest at a lower share price than originally expensed, management determined that share-based compensation expense represents a non-GAAP measure.  Share-based compensation expense was $1 million and $3 million during the three months ended March 31, 2020 and 2019, respectively. The reconciliation for the three months ended March 31, 2019 below has been restated to reflect this change.

A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the three months ended March 31, 2020 and 2019 is presented in the following table:

	Three Months Ended
	March 31,
	2020	2019 (1)
	(in millions)
Net (loss)	$(52)	$(125)
Restructuring, impairment and other charges- net	26	13
Share-based compensation expense	1	3
Settlement of retirement benefit obligations	—	132
Expenses related to acquisitions, merger agreement and dispositions	—	7
Depreciation and amortization	27	31
Interest expense-net	18	19
Income tax expense (benefit)	1	(37)
Non-GAAP adjusted EBITDA	$21	$43

The adjustments to arrive at non-GAAP adjusted EBITDA are summarized below:

•

Restructuring, impairment and other charges-net: Refer to Results of Operations for the Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019 for information on the charges.

•

Share-based compensation expense: The Company incurred $1 million and $3 million of expenses during the three months ended March 31, 2020 and 2019, respectively, in relation to its share-based compensation plans.  There were no new plans granted in 2020.

•	Settlement of retirement obligations: Refer to Note 11, Retirement Plans, for more information on the settlement charges.
•

Expenses related to acquisitions, merger agreement and dispositions: The three months ended March 31, 2019 included charges of $7 million primarily related to the previously terminated merger agreement.

(1) As Adjusted - Refer to Note 1, Overview and Basis of Presentation, for information on restated balances.

LIQUIDITY AND CAPITAL RESOURCES

The following sections describe the Company’s cash flows for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
	(in millions)
Net cash (used in) operating activities	$(39)	$(24)
Net cash (used in) investing activities	(9)	(31)
Net cash provided by financing activities	2	46

Cash Flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $39 million for the three months ended March 31, 2020 compared to $24 million for the three months ended March 31, 2019. The change was primarily due to a decrease in sales volume, an increase in restructuring payments and an increase in prepaid expenses, partially offset by improvements in timing of customer payments received and vendor payments made and by a decrease in inventory.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $9 million compared to $31 million for the same period in 2019.  The decrease was primarily due to $17 million of lower capital expenditures during the three months ended March 31, 2020 compared to the same period in 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $2 million compared to $46 million for the same period in 2019. There was minimal financing activity during the three months ended March 31, 2020 compared to the following significant activity during the three months ended March 31, 2019:

•	$67 million of net proceeds from credit facility borrowings;
•	$11 million in payments of current maturities and long-term debt; and
•	$9 million of dividends paid.

Dividends

As a result of the DIP Credit Agreement, the Company is restricted from issuing dividend payments.

LIQUIDITY

Cash and cash equivalents were $56 million and $105 million as of March 31, 2020 and December 31, 2019, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of March 31, 2020 included $40 million in the U.S. and $16 million at international locations.

Until September 30, 2019, the Company maintained cash pooling structures that enabled participating international locations to draw on the pools’ cash resources to meet local liquidity needs.  Foreign cash balances were permitted to be loaned from certain cash pools to U.S. operating entities on a temporary basis in order to reduce the Company’s short-term borrowing costs or for other purposes.   The pooling structure was discontinued in October 2019. As of March 31, 2020, the Company had $249 million of borrowings under the Revolving Credit Facility and had no availability to further draw. Additionally, the Company had $51 million in outstanding letters of credit issued under the Revolving Credit Facility as of March 31, 2020.

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

Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement

Based on final results of operations for the year ended December 31, 2019, the Company concluded it was not in compliance with the Consolidated Leverage Ratio and Minimum Interest Ratio contained in the Credit Agreement as of December 31, 2019.  The noncompliance occurred on the last day of the fourth quarter due to the following: the Company’s Consolidated Leverage Ratio exceeded the maximum level permitted and the Company’s Minimum Interest Ratio was below the minimum level permitted.  On March 2, 2020, the Company entered into a Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement with lenders constituting a majority under the Credit Agreement that governs the Company’s Revolving Credit Facility and Term Loan Facility. The Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement waived the defaults or events of default that occurred as a result of the financial covenant noncompliance on December 31, 2019 and prevented the lenders from directing the Administrative Agent to accelerate the debt or exercise other remedies as a result of certain other potential defaults or events of default which may occur under the Credit Agreement (the “Potential Defaults”), through the period ended May 14, 2020 (such period, the “Forbearance Period”).  As a result of the noncompliance as of December, 31, 2019, the Company annual report on Form 10-K disclosed there was substantial doubt about the Company’s ability to continue as a going concern.

Voluntary Reorganization under Chapter 11

The commencement of the Chapter 11 Cases constituted an event of default with respect to the Senior Notes, the Term Loan Facility and the Revolving Credit Facility (the “Debt Instruments”).  The Debt Instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable.  Any efforts to enforce payment obligations under the Debt Instruments will be automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ right of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

Debtor-in-Possession Financing

As previously disclosed, on April 15, 2020 (the “Closing Date”), the Company entered into a Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), upon the entry of an interim order of the Bankruptcy Court granting interim approval of the DIP Credit Agreement, among the Company, as borrower, the lenders from time to time party thereto (the “DIP Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “DIP Agent”), pursuant to which the DIP Lenders committed to provide a senior secured superpriority debtor-in-possession credit facility in an aggregate principal amount not to exceed $100 million (the “DIP Facility”).

The DIP Facility consists of (i) revolving loans not to exceed an aggregate amount of $55 million (the “Revolving Loans”), subject to the limitation in the next succeeding sentence, and (ii) letters of credit not to exceed an aggregate amount of $45 million, with $5 million of that amount being available for the issuance of new letters of credit (together with the Revolving Loans, the “DIP Loan Commitments”).  During the interim period prior to the entry of a final order of the Bankruptcy Court authorizing the DIP Facility (the “Final Order”), the Company’s capacity to incur Revolving Loans is limited to an aggregate amount of up to $27.5 million.

Borrowings under the DIP Facility bear interest at a rate per annum equal to, at the Company’s option, either (i) the Alternate Base Rate (as defined in the DIP Credit Agreement) plus 5.75%, or (ii) LIBOR plus 6.75%.  Upon an event of default under the DIP Credit Agreement (an “Event of Default”), an additional 2.00% may be added to the Interest Rate.  In addition, the Company is required to pay (i) an unused line fee of 0.50% per annum (payable quarterly in arrears) on the average daily unused portion of the DIP Loan Commitments, (ii) a commitment fee of (x) 1.00% per annum on the DIP Loan Commitments, regardless of usage, plus (y) $100,000 per week for the first 20 weeks after the Closing Date, in each case, payable quarterly in arrears, (iii) a participation fee equal to 6.75% multiplied by the amounts available to be drawn under outstanding letters of credit, payable quarterly, and (iv) a fronting fee equal to 0.125% per annum on amounts available to be drawn under outstanding letters of credit, payable quarterly.

Proceeds of the loans made under the DIP Facility may be used only for the following purposes: (i) working capital and other general corporate purposes, including the payment of professional fees and expenses, (ii) to pay the reasonable fees and expenses of the DIP Agent and the DIP Lenders (including the reasonable fees and expenses of counsel and financial advisors), (iii) to pay claims in respect of certain prepetition creditors, (iv) to repay indebtedness owed to holders of the Prepetition Priority Payment Obligations (as defined in the DIP Credit Agreement) (the “Prepetition Revolving Lenders”), and (v) making adequate protection payments to the Prepetition Revolving Lenders, the Prepetition Term Lenders and the Prepetition Secured Noteholders (each as defined in the DIP Credit Agreement).

In connection with the DIP Credit Agreement, certain subsidiaries of the Company became parties to a guarantee agreement as guarantors (collectively, the “Guarantors,” and together with the Company, the “DIP Credit Parties”). Each of the Guarantors is a debtor and debtor-in-possession in the Chapter 11 Cases.  The Guarantors have guaranteed, on a joint and several basis, all of the obligations under the DIP Facility.  To secure the obligations under the DIP Facility, the Company and the Guarantors have granted liens on substantially all of their assets, whether now owned or hereafter acquired.

The DIP Facility will mature on the earliest of the following dates: (i) unless the Final Order is entered, May 15, 2020, (ii) the date upon which any Plan of Reorganization (as defined in the DIP Credit Agreement) becomes effective, or (iii) the six-month anniversary following the Petition Date, provided that such maturity may be extended with the consent of the Required Lenders (as defined in the DIP Credit Agreement) to a date no later than nine months after the Petition Date.

The DIP Credit Agreement contains representations, warranties and covenants that are customary for debtor-in-possession facilities of this type, including, but not limited to, certain case milestones, specified restrictions on indebtedness, liens, guarantee obligations, liquidations and dissolutions, sales of assets, leases, payment of dividends and other restricted payments, voluntary payments of other indebtedness, investments, loans and advances, transactions with affiliates, sale and leaseback transactions and compliance with case milestones. The DIP Credit Agreement also contains customary events of default for facilities of this type, including failure to achieve the milestones and the occurrence of certain events in the Chapter 11 Cases.

The DIP Facility is subject to final approval by the Bankruptcy Court.

Other Information

The Company’s debt maturities as of March 31, 2020 are shown in the following table:

	Debt Maturity Schedule
	Total	2020	2021	2022	2023	2024	Thereafter
	(in millions)
Borrowings under the Credit Agreement	$471	$471	$—	$—	$—	$—	$—
Senior secured notes	450	450	—	—	—	—	—
Finance lease obligations and other borrowings	1	1	—	—	—	—	—
Total (a)	$922	$922	$—	$—	$—	$—	$—

(a)

Excludes unamortized debt issuance costs of $3 million and $5 million related to the Company’s Term Loan Facility and 8.75% Senior Notes due October 15, 2023, respectively, and a discount of $3 million related to the Company’s Term Loan Facility.  These amounts do not represent contractual obligations with a fixed amount or maturity date.

On March 4, 2020, Moody's Investors Service (“Moody’s) downgraded the Company’s credit ratings as noted below.  There was no change to the outlook which remained at negative.  Refer below for S&P Global Rating (“S&P) under which the Company has an issuer credit rating of CCC+.

	Moody's		S&P
	Prior Rating	New Rating	Current Rating
Corporate family	B3	Ca	not applicable
Revolving Credit Facility	Ba3	B3	B
Term Loan Facility	B3	Ca	CCC+
Senior Notes	B3	Ca	CCC+

MANAGEMENT OF MARKET RISK

The Company is exposed to interest rate risk on its variable debt and price risk on its fixed-rate debt.  At March 31, 2020, the Company’s variable-interest borrowings were $471 million, or approximately 51.1%, of the Company’s total debt.

The Company assesses market risk based on changes in interest rates utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in interest rates.  Using this sensitivity analysis, such changes would not have a material effect on interest income or expense and cash flows and would change the fair values of fixed-rate debt at March 31, 2020 by approximately $10 million.

The Company is exposed to the impact of foreign currency fluctuations in certain countries in which it operates. The exposure to foreign currency movements is limited in many countries because the operating revenues and expenses of its various subsidiaries and business units are substantially in the local currency of the country in which they operate.  To the extent that borrowings, sales, purchases, revenues, expenses or other transactions are not in the local currency of the subsidiary, the Company is exposed to currency risk and may enter into foreign exchange forward contracts to hedge the currency risk.  The Company is primarily exposed to the currencies of the Canadian dollar and Mexican peso.  The Company does not use derivative financial instruments for trading or speculative purposes.

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

These statements may include, or be preceded or followed by, the words “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” or variations of such words and similar expressions.  Examples of forward-looking statements include, but are not limited to, statements, beliefs and expectations regarding our business strategies, market potential, future financial performance, dividends, results of pending legal matters, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, expected pension contributions, capital expenditures and funding, our financial covenants, repayments of debt, off-balance sheet arrangements and contractual obligations, our accounting policies, general views about future operating results and other events or developments that we expect or anticipate will occur in the future.  These forward-looking statements are subject to a number of important factors, including those factors disclosed in Item 1A, Risk Factors, in section Part II of this quarterly report on Form 10-Q, and Item 1A, Risk Factors, in section Part I in the Company’s annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•	our ability to generate sufficient liquidity to satisfy our obligations as they become due;
•	the competitive market for our products and industry fragmentation affecting our prices;
•	inability to improve operating efficiency to meet changing market conditions;
•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats;
•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;
•	the effects of global market and economic conditions on our customers;
•	the effect of economic weakness and constrained advertising;
•	uncertainty about future economic conditions;
•	increased competition as a result of consolidation among our competitors;
•	our ability to successfully integrate future acquisitions;
•	factors that affect customer demand, including changes in postal rates, postal regulations, delivery systems and service levels, changes in advertising markets and customers’ budgetary constraints;

•	the effects of seasonality on our core businesses;
•	the effects of increases in capital expenditures;
•

changes in the availability or costs of key print production materials (such as paper, ink, energy, and other raw materials), the tight labor market, the availability of labor at our vendors or in prices received for the sale of by-products;

•	performance issues with key suppliers;
•	our ability to maintain our brands and reputation;
•	the retention of existing, and continued attraction of additional customers and key employees, including management;
•	the effect of economic and political conditions on a regional, national or international basis;
•	the effects of operating in international markets, including fluctuations in currency exchange rates;
•	changes in environmental laws and regulations affecting our business;
•	the ability to gain customer acceptance of our new products and technologies;
•	the effect of a material breach of or disruption to the security of any of our or our vendors’ systems;
•	the failure to properly use and protect customer and employee information and data;
•	the effect of increased costs of providing health care and other benefits to our employees;
•	the effect of catastrophic events;
•	the ability to maintain adequate payment terms with key vendors in light of recent credit downgrades;
•	the impact of tax legislation, including the CARES Act;
•	increases in requirements to fund or pay withdrawal costs or required contributions related to the Company’s pension plans; and
•	the effect of COVID-19 on our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Management of Market Risk in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to the Company’s market risk since December 31, 2019.  For a discussion of exposure to market risk, refer to Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2020 an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of March 31, 2020 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 8, Commitments and Contingencies, to the condensed consolidated financial statements.

Voluntary Reorganization under Chapter 11

As discussed more fully in Note 1, Overview and Basis of Presentation, to the condensed consolidated financial statements, on April 13, 2020 (the “Petition Date”), the Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (collectively, the “Chapter 11 Cases”).  The Chapter 11 Cases are being jointly administered under the caption In re LSC Communications, Inc., 20-10950.  We and our subsidiaries that are involved in the Chapter 11 Cases will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

On April 15, 2020, the Bankruptcy Court entered orders granting interim approval of certain forms of relief that we requested, enabling the Company to conduct our business activities in the ordinary course, subject to the terms and conditions of such orders, including authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay prepetition claims of certain of our vendors.  For goods and services provided following the Petition Date, the Company expects to continue to pay vendors under normal terms.

ITEM 1A. RISK FACTORS

Other than the risk factors noted below, there have been no significant changes to the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020:

We are subject to the risks and uncertainties associated with Chapter 11 proceedings.

For the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy, including:

•	our ability to develop, confirm and consummate a Chapter 11 plan of reorganization or alternative restructuring transaction;
•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;
•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to develop and execute our business plan;
•	our ability to obtain acceptable and appropriate financing;
•	the ability of third parties to seek and obtain Bankruptcy Court approval to terminate contracts and other agreements with us;
•

the ability of third parties to seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to a Chapter 7 proceeding; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that will occur during the Chapter 11 Cases that may be inconsistent with our plans.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.  During the pendency of the Chapter 11 Cases, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations.  A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business.  In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.  Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization or complete any Bankruptcy Court-approved sales of our Company or assets, or we may not be able to realize adequate consideration for such sales.

In connection with the Chapter 11 Cases, we may attempt to sell all or certain of our assets pursuant to a sale under section 363 of the Bankruptcy Code or otherwise reorganize the Company pursuant to a Chapter 11 plan of reorganization (each, a “Transaction”).  There can be no assurance that we will be successful in completing any Transactions because there may not be buyers willing to enter into any Transactions, we may not receive sufficient consideration for such assets, or there may be objections from our stakeholders.  If we are unable to complete these Transactions, it may be necessary to seek additional funding sources or possibly convert to a Chapter 7 liquidation process.  If these Transactions are completed, they may not generate the anticipated or desired outcomes.

Additionally, to successfully obtain confirmation of a plan of reorganization, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such plan, which have not occurred to date.

Even if a Chapter 11 plan of reorganization is consummated, we may not be able to achieve our stated goals and there is substantial doubt regarding our ability to continue as a going concern.

Even if a Chapter 11 plan of reorganization is consummated, we may continue to face a number of risks, such as further deterioration in economic conditions, changes in our industry, changes in demand for our products and increasing expenses.  Some of these risks become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed.  As a result of these risks and others, we cannot guarantee that any Chapter 11 plan of reorganization will achieve our stated goals.

As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements.  As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing.  In addition, if we emerge from the Chapter 11 Cases, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization.  We also may be required to adopt fresh-start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets.  Our financial results after the application of fresh-start accounting also may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation.  With few exceptions, all claims that arose prior to confirmation of a plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of such plan of reorganization.  Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

We may experience increased levels of employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty.  A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations.  Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code.  The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.

In certain instances, a Chapter 11 proceeding may be converted to a proceeding under Chapter 7.

There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases.  If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 Cases to proceedings under Chapter 7. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code.  The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

We are subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

These risks and uncertainties could significantly affect our business and operations in various ways.  For example, negative publicity or events associated with the Chapter 11 Cases have adversely affected, and could continue to adversely affect, our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition.  In addition, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond to certain events in a timely manner or take advantage of certain opportunities.  Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the pendency of the Chapter 11 Cases will have on our business, financial condition, results of operations, or the certainty as to our ability to continue as a going concern.  As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty.  While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of a portion or all of our assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Trading in our securities during the pendency of the Chapter 11 Cases poses substantial risks.

The Company’s stockholders are cautioned that it is possible that the Company’s stockholders will receive nothing in exchange for their common stock upon the Company’s emergence from bankruptcy and that the common stock will have no value and that trading in securities of the Company during the pendency of the Chapter 11 Cases will be highly speculative and will pose substantial risks.  It is possible the Company’s outstanding common stock and other securities may be cancelled and extinguished upon confirmation of a restructuring plan by the Bankruptcy Court.  In such an event, the Company’s stockholders and other security holders would not be entitled to receive or retain any cash, securities or other property on account of their cancelled securities.  Trading prices for the Company’s common stock and other securities may bear little or no relation to actual recovery, if any, by holders thereof in the Company’s Chapter 11 Cases.  Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

The Debtors may be unable to comply with restrictions or with budget, liquidity or other covenants imposed by the agreements governing the DIP Facility.  Such non-compliance could result in an event of default under the DIP Credit Agreement that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

The agreements governing the DIP Facility impose a number of restrictions on the Debtors.  Specifically, the terms of the credit agreements governing the DIP financing impose certain obligations including, among other things, affirmative covenants requiring the Company to provide financial information, budgets and other information to the agents under the DIP financing, and negative covenants restricting the Debtors’ ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted by the terms and conditions of the DIP Credit Agreement.  Covenants under the DIP Credit Agreement include general affirmative covenants such as compliance with all applicable laws, preservation and maintenance of collateral and property (including maintenance of adequate insurance policies regarding collateral), preservation of the Debtors’ corporate existence, compliance with certain case milestones and use of the loans under the DIP Facility in accordance with the approved budget, as well as negative covenants such as prohibiting the Debtors from incurring or permitting any other debt, investments, liens or dispositions unless specifically permitted.

The DIP Credit Agreement includes a series of milestones related to the Chapter 11 Cases.  The milestones require the Company to achieve a series of intermediate milestones and failure to comply with these covenants or milestones would result in an event of default under the DIP Credit Agreement and permit the DIP Lenders to accelerate the loans and otherwise exercise remedies under the loan documentation for the DIP Facility.  Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply, or obtain a waiver in the event we cannot comply with a covenant or achieve a milestone, could result in an event of default under the agreements governing the DIP Facility.

We may not have sufficient cash to maintain our operations during the Chapter 11 Cases or fund our emergence from the bankruptcy.

Because of our financial condition, we will have heightened exposure to, and less ability to withstand, the operating risks that are customary in our industry, such as fluctuations in input prices and currency exchange rates.  Any of these factors could result in the need for substantial additional funding.  A number of other factors, including the Chapter 11 Cases, our financial results in recent years, our substantial indebtedness and the competitive environment we face, adversely affect the availability and terms of funding that might be available to us during, and upon emergence from, Chapter 11.  As such, we may not be able to source capital at rates acceptable to us, or at all, to fund our current operations or our exit from bankruptcy.  The inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations.

Our business, results of operations and financial condition may be adversely affected by pandemic infectious diseases, particularly the novel coronavirus strain known as COVID-19.

Pandemic infectious diseases, such as the current COVID-19 strain, may adversely impact our business, condensed consolidated results of operations and financial condition. COVID-19, as well as measures taken by governmental authorities and private actors to limit the spread of this virus, may interfere with the ability of our employees, suppliers, and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of our business which may cause us to materially curtail certain of our business operations. Moreover, as a large part of the Company's business involves sales of books and other products used in schools and school facilities, if COVID-19 related measures continue to result in widespread and lengthy school closings, the Company's condensed consolidated results of operations and financial condition will be adversely impacted.  Additionally, as COVID-19 has significantly impacted retailers' stores, distribution centers and supply chains, the Company expects to experience an adverse impact on our catalogs and office products businesses.  Disruption across many other industries has also significantly impact demand for advertising, which is expected to result in page count and volume reductions in magazines.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Total Number
			of Shares Purchased	Dollar Value of Shares
	Total Number		as Part of	that May Yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased (a)	Paid per Share	Plans or Programs	Plans or Programs
January 1, 2020 - January 31, 2020	—	$—	—	$—
February 1, 2020 - February 29, 2020	—	—	—	$—
March 1, 2020 - March 31, 2020	49,819	0.13	—	$—
Total	49,819	$0.13	—

(a) Shares withheld for tax liabilities upon vesting of equity awards

Dividends

As a result of the DIP Credit Agreement, the Company is restricted from issuing dividend payments.

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

10.14	Employment Agreement Waiver, dated as of April 1, 2020, between LSC Communications, Inc. and Thomas J. Quinlan III (filed herewith)*

10.15

Key Employee Severance Plan effective October 25, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

10.16	Form of Participation Agreement for the Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 19, 2018)*

10.17

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

10.19	Participation Agreement between David B. McCree and the Company, dated as of February 26, 2018 (filed herewith)*

10.20	Participation Agreement between Matthew K. Roberts and the Company, dated as of January 21, 2019 (filed herewith)*

10.21	Participation Agreement between George B. Zengo and the Company, dated as of March 1, 2018 (filed herewith)*

10.22

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

10.26	Form of Stock Unit Award Agreement (for 2017) (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 4, 2017)*

10.27

Form of Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018)*

10.28

Form of Restricted Stock Unit Award Agreement (for 2019) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)*

10.29	Form of LTIP Performance-Vested Award Agreement (for 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2020)*

10.30	Form of LTIP Cash-Vested Award Agreement (for 2020) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2020)*

10.31

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.32

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

10.34

Non-Employee Director Compensation Plan effective as of February 12, 2020 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)*

10.35

Form of Director Restricted Stock Unit Award (for 2014-2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.36

Form of Director Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

10.37	Form of Retention Bonus Letter (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 8, 2019)*

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)

18	Preferability Letter of Independent Registered Public Accounting Firm dated May 6, 2020 (filed herewith)

31.1	Certification by Thomas J. Quinlan, III, Chief Executive Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification by Andrew B. Coxhead, Chief Financial Officer, required by Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, has been formatted in Inline XBRL.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSC COMMUNICATIONS, INC.

By:	/s/ ANDREW B. COXHEAD
Andrew B. Coxhead
Chief Financial Officer

By:	/s/ SARAH L. HOXIE
Sarah L. Hoxie
Corporate Controller and Principal Accounting Officer

Date: May 6, 2020