Form 10-Q
period 2020-06-30
LSC Communications, Inc.
filed 2020-07-31
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐ No ☒

As of July 24, 2020, 33,586,062 shares of common stock were outstanding.

LSC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LSC COMMUNICATIONS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(UNAUDITED)

	June 30,	December 31,
	2020	2019 (1)
ASSETS
Cash and cash equivalents	$97	$105
Receivables
Amortized cost	426	484
Less: Allowance for credit losses	(15)	(12)
Receivables, net	411	472
Inventories (Note 5)	141	170
Income tax receivable	3	5
Prepaid expenses and other current assets	45	36
Total current assets	697	788
Property, plant and equipment-net (Note 6)	409	440
Goodwill (Note 7)	52	52
Other intangible assets-net (Note 7)	112	120
Right-of-use assets for operating leases	140	163
Deferred income taxes	7	9
Other noncurrent assets	68	77
Total assets	$1,485	$1,649

LIABILITIES
Accounts payable	$88	$175
Accrued liabilities	170	211
Short-term debt and current portion of long-term debt (Note 10)	1	465
Short-term operating lease liabilities	32	42
Total current liabilities	291	893
Long-term debt (Note 10)	—	445
Pension liabilities	1	156
Restructuring and multi-employer pension liabilities (Note 8)	—	42
Long-term operating lease liabilities	113	129
Other noncurrent liabilities	47	56
Liabilities subject to compromise (Note 2)	1,222	—
Total liabilities	$1,674	$1,721

Commitments and contingencies (Note 9)

EQUITY
Common stock, $0.01 par value
Authorized: 65,000,000
Issued: 35,719,936 shares in 2020 (2019: 35,559,052)	$—	$—
Additional paid-in capital	837	835
Accumulated deficit	(480)	(365)
Accumulated other comprehensive loss (Note 14)	(521)	(517)
Treasury stock, at cost: 2,133,874 shares in 2020 (2019: 2,084,055)	(25)	(25)
Total equity	(189)	(72)
Total liabilities and equity	$1,485	$1,649

(1) As Adjusted, see Impact of Change in Accounting Principle in Note 1

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019 (1)	2020	2019 (1)
Net sales	$532	$869	$1,233	$1,714
Cost of sales	468	750	1,084	1,485
Selling, general and administrative expenses (exclusive of depreciation and amortization)	61	80	136	165
Restructuring, impairment and other charges-net (Note 8)	32	24	58	37
Depreciation and amortization	28	31	55	62
(Loss) from operations	(57)	(16)	(100)	(35)
Interest expense-net (Note 10)	3	19	21	38
Settlement of retirement benefit obligations (Note 12)	—	1	—	133
Investment and other (income)-net	(11)	(8)	(21)	(16)
Reorganization items, net (Note 2)	14	—	14	—
(Loss) before income taxes	(63)	(28)	(114)	(190)
Income tax (benefit) expense	—	(3)	1	(40)
Net (loss)	$(63)	$(25)	$(115)	$(150)

Net (loss) per common share (Note 11)
Basic net (loss) per share	$(1.86)	$(0.72)	$(3.42)	$(4.49)
Diluted net (loss) per share	$(1.86)	$(0.72)	$(3.42)	$(4.49)

Weighted-average number of common shares outstanding:
Basic	33.7	33.5	33.6	33.4
Diluted	33.7	33.5	33.6	33.4

(1) As Adjusted, see Impact of Change in Accounting Principle in Note 1

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019 (1)	2020	2019 (1)
Net (loss)	$(63)	$(25)	$(115)	$(150)

Other comprehensive income (loss), net of tax (Note 14):
Translation adjustments	1	1	(10)	2
Adjustment for net periodic pension plan cost	3	4	6	110
Other comprehensive income (loss)	4	5	(4)	112
Comprehensive (loss) income	$(59)	$20	$(119)	$(38)

The adjustments for net pension plan cost were net of income tax expense of $1 million and $2 million for the three and six months ended June 30, 2020, respectively.  The adjustments for net pension plan cost were net of income tax expense of $1 million and $37 million for the three and six months ended June 30, 2019, respectively.  The tax expense for the six months ended June 30, 2019 was primarily due to the settlements of retirement benefit obligations that are disclosed in Note 14, Comprehensive Income.

(1) As Adjusted, see Impact of Change in Accounting Principle in Note 1

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019 (1)
Cash Flows from Operating Activities
Net (loss)	$(115)	$(150)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Impairment charges	2	19
Depreciation and amortization	55	62
Provision for doubtful accounts receivable	3	4
Share-based compensation	2	4
Deferred income taxes	(1)	(39)
Settlement of retirement benefit obligations	—	133
Non-cash reorganization items, net	7	—
Other	1	1
Changes in operating assets and liabilities - net of acquisitions and dispositions:
Accounts receivable-net	53	32
Inventories	28	(15)
Prepaid expenses and other current assets	(14)	1
Accounts payable	43	(13)
Income taxes payable and receivable	1	(3)
Accrued liabilities and other	(15)	(33)
Changes in liabilities subject to compromise	(40)	—
Net cash provided by operating activities	10	3

Cash Flows from Investing Activities
Capital expenditures	(17)	(49)
Acquisitions of businesses, net of cash acquired	—	(3)
Net proceeds from sales and purchases of investments and other assets	2	—
Net cash (used in) investing activities	(15)	(52)

Cash Flows from Financing Activities
Payments of current maturities and long-term debt	—	(22)
Net proceeds from credit facility borrowings	3	84
Debt issuance costs	(1)	—
Dividends paid	—	(17)
Other financing activities	—	(1)
Net cash provided by financing activities	2	44

Effect of exchange rate on cash and cash equivalents	(2)	1
Net (decrease) in cash, cash equivalents and restricted cash	(5)	(4)
Cash, cash equivalents and restricted cash at beginning of year	106	24
Cash, cash equivalents and restricted cash at end of period	$101	$20

Reconciliation to the Consolidated Balance Sheets	As of
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$97	$105
Restricted cash included in prepaid expenses and other current assets	4	1
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$101	$106

(1) As Adjusted, see Impact of Change in Accounting Principle in Note 1

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

(UNAUDITED)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	(Loss) Income	Equity
Balance at December 31, 2019	36	$—	$835	2	$(25)	$(365)	$(517)	$(72)
Net (loss)	—	—	—	—	—	(52)	—	(52)
Share-based compensation	—	—	1	—	—	—	—	1
Other comprehensive (loss)	—	—	—	—	—	—	(8)	(8)
Balance at March 31, 2020	36	$—	$836	2	$(25)	$(417)	$(525)	$(131)
Net (loss)	—	—	—	—	—	(63)	—	(63)
Share-based compensation	—	—	1	—	—	—	—	1
Other comprehensive income	—	—	—	—	—	—	4	4
Balance at June 30, 2020	36	$—	$837	2	$(25)	$(480)	$(521)	$(189)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	(Loss) Income	Equity
Balance at December 31, 2018	35	$—	$828	2	$(24)	$(51)	$(575)	$178
Net (loss)	—	—	—	—	—	(125)	—	(125)
Issuance of share-based awards, net of withholdings and other	1	—	—	—	(1)	—	—	(1)
Share-based compensation	—	—	3	—	—	—	—	3
Cash dividends paid	—	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	—	—	107	107
Balance at March 31, 2019	36	$—	$831	2	$(25)	$(185)	$(468)	$153
Net (loss)	—	—	—	—	—	(25)	—	(25)
Share-based compensation	—	—	1	—	—	—	—	1
Cash dividends paid	—	—	—	—	—	(8)	—	(8)
Other comprehensive income	—	—	—	—	—	—	5	5
Balance at June 30, 2019	36	$—	$832	2	$(25)	$(218)	$(463)	$126

Refer to Impact of Change in Accounting Principle in Note 1, Overview and Basis of Presentation, for information on the adjustments made to accumulated deficit and accumulated other comprehensive loss in both periods.

There were dividends declared per common share of $0.26 and $0.52 during the three and six months ended June 30, 2019 (none during the three and six months ended June 30, 2020).

See Notes to the Condensed Consolidated Financial Statements

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

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

Voluntary Reorganization under Chapter 11

On April 13, 2020 (the “Petition Date”), the Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (collectively, the “Chapter 11 Cases”).  Refer to Note 2, Voluntary Reorganization under Chapter 11, for more information on the Chapter 11 Cases and impact to the Company’s ability to continue as a going concern.

Going Concern

The accompanying condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern and contemplate the continuity of our operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern is contingent upon our ability to comply with the covenants of the Debtor-in-Possession Credit Agreement described in Note 10, Debt, and our ability to implement, subject to the Bankruptcy Court’s approval, a plan of reorganization, among other factors.

While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in our debt agreements), for amounts other than those reflected in the accompanying condensed consolidated financial statements.  Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the condensed consolidated financial statements.

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

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Coronavirus Pandemic (“COVID-19”)

During and subsequent to the six months ended June 30, 2020, the novel coronavirus strain, known as COVID-19, continues to impact the world at an increasing rate. Measures taken by governmental authorities and private actors to limit the spread of this virus may interfere with the ability of the Company's employees, suppliers, and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of the business which may cause a material curtailment to certain business operations. Moreover, as a large part of the Company's business involves sales of books and other products used in schools and school facilities, if COVID-19 related measures continue to result in widespread and lengthy school closings, the Company's consolidated results of operations and financial condition will be adversely impacted.  Books sold in retail stores have also been adversely impacted as both large chains and independent stores have been forced to close.  Additionally, as COVID-19 has significantly impacted retailers' stores, distribution centers and supply chains, the Company has experienced an adverse impact on our catalogs and office products businesses.  Disruption across many other industries has also significantly impact demand for advertising, which is expected to result in page count and volume reductions in magazines.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  Refer to Note 13, Taxes, for more information on the CARES Act.

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

As a result of the Company’s segment analysis in the fourth quarter of 2019, Mexico met the requirements to be classified as a reportable segment (previously included as a non-reportable segment).  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.  Refer to Note 15, Segment Information, for reclassified balances for the three and six months ended June 30, 2019.

The Company adopted Accounting Standards Update No. 2016-13 “Financial Instruments-Credit Losses (Topic 326)” (“ASU 2016-13” or “ASC 326”) on January 1, 2020 using the modified retrospective adoption method.  As a result of the adoption, the Company separately disclosed the amortized cost amount of total receivables separately from the allowance for credit losses in the condensed consolidated balance sheet.  Refer to Note 3, Revenue Recognition, for more information.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Impact of Change in Accounting Principle

Beginning in the first quarter of 2020, the Company changed the method of accounting for the market-related value of assets for a class of assets within the U.S. Qualified Plan and Non-Qualified plans.  This class of assets is currently comprised of liability-hedging investments, which represents approximately 60% of the plans’ assets. Liability-hedging investments provide a natural hedge against the changes in the recorded amount of net periodic pension cost.  Refer to Note 12, Retirement Plans, in the Company’s Form 10-K for the fiscal year ended December 31, 2019 for disclosure by asset classifications.  The previous method of accounting was to use the market-related value of assets for all the plans’ assets by recognizing changes in fair value of plan assets ratably over a five-year period.  As a result of the change in method of accounting the Company will no longer use the market-related value of liability-hedging investments.  Instead, the fair value of liability-hedging investments was immediately included in the calculation of net periodic pension cost. This change in accounting method is preferable because it accelerated the recognition of the fair value for this class of assets into net income or loss.  No change was made to the accounting principle for the other classes of pension assets, which represent the remaining 40% of the pension asset portfolio for the plan.

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

The tables below represent the impact of the change in accounting principle on the condensed consolidated balance sheets and statement of stockholders’ equity for certain periods since 2018:

	Previously Disclosed in Form 10-K		As Reported with Change
	As of December 31, 2018	Impact of Change	As of December 31, 2018
Equity
(Accumulated deficit)	$(42)	$(9)	$(51)
Accumulated other comprehensive (loss) income	(584)	9	(575)

	Previously Disclosed in Form 10-K		As Reported with Change
	As of December 31, 2019	Impact of Change	As of December 31, 2019
Equity
(Accumulated deficit)	$(354)	$(11)	$(365)
Accumulated other comprehensive (loss) income	(528)	11	(517)

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

	Previously Disclosed in Form 10-Q		As Reported with Change
	As of March 31, 2019	Impact of Change	As of March 31, 2019
Equity
(Accumulated deficit)	$(177)	$(8)	$(185)
Accumulated other comprehensive (loss) income	(476)	8	(468)

	Previously Disclosed in Form 10-Q		As Reported with Change
	As of June 30, 2019	Impact of Change	As of June 30, 2019
Equity
(Accumulated deficit)	$(209)	$(9)	$(218)
Accumulated other comprehensive (loss) income	(472)	9	(463)

The tables below represent the impact of the change in accounting principle on the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019:

	Previously Disclosed in Form 10-Q		As Reported with Change
	Three Months Ended June 30, 2019	Impact of Change	Three Months Ended June 30, 2019
Settlement of retirement benefit obligations	$1	$—	$1
Investment and other (income) expense	(9)	1	(8)
(Loss) before income taxes	(27)	(1)	(28)
Income tax (benefit)	(3)	—	(3)
Net (loss)	(24)	(1)	(25)
Basic net (loss) per share	(0.69)	(0.03)	(0.72)
Diluted net (loss) per share	(0.69)	(0.03)	(0.72)
Adjustment for net periodic pension plan cost	3	1	4
Other comprehensive income	4	1	5
Comprehensive (loss)	(20)	—	(20)

	Previously Disclosed in Form 10-Q		As Reported with Change
	Six Months Ended June 30, 2019	Impact of Change	Six Months Ended June 30, 2019
Settlement of retirement benefit obligations	$136	$(3)	$133
Investment and other (income) expense	(19)	3	(16)
(Loss) before income taxes	(190)	—	(190)
Income tax (benefit)	(40)	—	(40)
Net (loss)	(150)	—	(150)
Basic net (loss) per share	(4.48)	(0.01)	(4.49)
Diluted net (loss) per share	(4.48)	(0.01)	(4.49)
Adjustment for net periodic pension plan cost	110	—	110
Other comprehensive income	112	—	112
Comprehensive (loss)	(38)	—	(38)

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

The tables below represent the impact of the change in accounting principle on the condensed consolidated balance sheet as of June 30, 2020 and the statements of operations and comprehensive income for the three and six months ended June 30, 2020:

	Previous Accounting Method		As Reported
	June 30, 2020	Impact of Change	June 30, 2020
Equity
(Accumulated deficit)	$(473)	$(7)	$(480)
Accumulated other comprehensive (loss) income	(530)	9	(521)
Liabilities subject to compromise (a)	1,225	(3)	1,222

(a) Pension liabilities related to the U.S. Qualified Plan and Non-Qualified plans were classified as liabilities subject to compromise in the condensed consolidated balance sheet at June 30, 2020.

	Previous Accounting Method		As Reported
	Three Months Ended June 30, 2020	Impact of Change	Three Months Ended June 30, 2020
Investment and other (income)	$(9)	$(2)	$(11)
(Loss) income before income taxes	(65)	2	(63)
Income tax (benefit) expense	(1)	1	—
Net (loss) income	(64)	1	(63)
Basic net (loss) income per share	(1.91)	0.05	(1.86)
Diluted net (loss) income per share	(1.91)	0.05	(1.86)
Adjustment for net periodic pension plan cost	3	—	3
Other comprehensive income	4	—	4
Comprehensive (loss) income	(60)	1	(59)

	Previous Accounting Method		As Reported
	Six Months Ended June 30, 2020	Impact of Change	Six Months Ended June 30, 2020
Investment and other (income)	$(17)	$(4)	$(21)
(Loss) income before income taxes	(118)	4	(114)
Income tax expense	—	1	1
Net (loss) income	(118)	3	(115)
Basic net (loss) income per share	(3.52)	0.10	(3.42)
Diluted net (loss) income per share	(3.52)	0.10	(3.42)
Adjustment for net periodic pension plan cost	7	(1)	6
Other comprehensive (loss)	(3)	(1)	(4)
Comprehensive (loss) income	(121)	2	(119)

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Note 2. Voluntary Reorganization under Chapter 11

Background Information

The Chapter 11 Cases are being jointly administered under the caption In re LSC Communications, Inc., 20-10950.  We and our subsidiaries that are involved in the Chapter 11 Cases will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

Significant Bankruptcy Court Actions

On April 15, 2020, the Bankruptcy Court entered orders granting interim approval of certain motions (the “First Day Motions”), enabling us to conduct our business activities in the ordinary course, subject to the terms and conditions of such orders, including authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay prepetition claims of certain of our vendors.  The First Day Motions were subsequently approved by the Bankruptcy Court on a final basis at hearings on May 12, 2020 and June 2, 2020.

Proposed Sale

On June 5, 2020, the Bankruptcy Court entered an order granting approval for a sale and bidding process through which we are authorized to determine the highest or otherwise best offer for the sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code or a Chapter 11 plan of reorganization.  The auction, if one is held, is currently scheduled for August 25, 2020, and a hearing approving the sale is currently scheduled for September 1, 2020.

Debtor-In-Possession

The Debtors are currently operating as debtors in possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Although payment of prepetition claims generally is not permitted, the Bankruptcy Court granted us authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions.  This relief generally was designed to preserve the value of our business and assets. Among other things, the Bankruptcy Court authorized, but did not require, the Company to pay certain prepetition claims relating to employee wages and benefits, taxes, and certain vendors.

The Company and its debtor subsidiaries have filed monthly financial reports with the Bankruptcy Court since the filing date.

Debtor-In-Possession Financing

As previously disclosed, on April 15, 2020, we obtained debtor-in-possession financing of up to $100 million which, together with our normal operating cash flows, will provide liquidity for the Company to operate as usual and fulfill ongoing commitments to stakeholders during the pendency of the Chapter 11 Cases.  The debtor-in-possession financing facility was approved on a final basis on June 2, 2020.  Refer to Note 10, Debt, for information on the debtor-in-possession financing facility.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Automatic Stay

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

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including, where applicable, a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

Potential Claims

Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing.  Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Bankruptcy Court does not allow for claims that have been acknowledged as duplicates. In addition, the Company may ask the Bankruptcy Court to disallow claims that the Company believes have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons.  In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise in the Company’s condensed consolidated balance sheet. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Chapter 11 Cases emerge from bankruptcy.

Accounting Considerations

The Company has applied Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (“ASC 852”), in preparing the condensed consolidated financial statements.  ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, certain charges incurred during 2020 related to the Chapter 11 Cases are recorded as reorganization items, net in the Company’s condensed consolidated statement of operations.

In addition, pre-petition debtor obligations that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise in the Company’s condensed consolidated balance sheet at June 30, 2020.  Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed.  These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.  These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid.  Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.  We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary.  Such adjustments may be material.  These liabilities subject to compromise may not be fully secured and have a possibility of not being repaid at the full claim amount.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

ASC 852 requires certain additional reporting for financial statements prepared between the Petition Date and the date of emergence from bankruptcy, including:

•

Reclassification of debtor pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured, to a separate line item in the condensed consolidated balance sheet called, "Liabilities subject to compromise"; and

•	Segregation of reorganization items, net as a separate line in the condensed consolidated statement of operations, outside of loss from operations.

See below for more information regarding balances disclosed as reorganization items, net and liabilities subject to compromise.

Reorganization Items, Net

The debtors have incurred and will continue to incur significant costs associated with the reorganization. The amount of these charges, which since the Petition Date are being expensed as incurred, may significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the Chapter 11 Cases have been recorded as reorganization items, net within the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2020.  See below for a summary of charges:

Three and Six Months Ended
June 30, 2020
Professional fees	$22
Adjustments of other claims	(8)
Debt fees	1
Other net (gain)	(1)
Reorganization items, net	$14

Professional fees included in reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases.  Adjustments of other claims represents net gains on trade accounts payable claims that have been settled by the Bankruptcy Court.  Debt fees are related to the Company’s DIP Credit Agreement.  Other net (gain) includes amounts related to the Company’s key employee incentive and retention plans and gains related to the income statement impact of writing off leases that have been rejected by the Bankruptcy Court.

Cash paid for reorganization items, net was $7 million during the three and six months ended June 30, 2020.

Liabilities Subject to Compromise

Liabilities subject to compromise at June 30, 2020 consisted of the following:

June 30, 2020
Debt	$910
Accrued interest payable	21
Accounts Payable	87
Pension liabilities	131
Restructuring and multiemployer pension liabilities	60
Employee-related liabilities	7
Other liabilities	6
Total liabilities subject to compromise	$1,222

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Refer to Note 10, Debt, for more information on the debt balances classified as liabilities subject to compromise.  Accrued interest payable relates to the Company’s debt.  Pension liabilities relate to the Company’s U.S. Qualified Plan and Non-Qualified Plan.  Restructuring liabilities consist of employee termination accruals. Multiemployer pension liabilities consist of withdrawal obligations that are either related or unrelated to facility closures.  Employee-related liabilities primarily relate to the Company’s incentive compensation. Other liabilities include miscellaneous operating accruals.

Debtor-in-Possession Financial Information

The financial statements below represent the condensed combined financial statements of the debtors.  The financial statements exclude the results of the Company’s subsidiaries that are not included in the Chapter 11 Cases.  Intercompany transactions among the debtors have been eliminated in the financial statements contained herein.  Intercompany transactions among the debtors and the non-filing entities have not been eliminated in the condensed combined financial statements below.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Debtor’s Balance Sheet

June 30,
2020
ASSETS
Cash and cash equivalents	$85
Receivables
Amortized cost	386
Less: Allowance for credit losses	(14)
Receivables, net	372
Receivables, net from non-filing entities	58
Inventories	107
Income tax receivable	2
Prepaid expenses and other current assets	43
Total current assets	667
Property, plant and equipment-net	386
Goodwill	52
Other intangible assets-net	111
Right-of-use assets for operating leases	128
Investment in non-filing subsidiaries	211
Other noncurrent assets	67
Total assets	$1,622

LIABILITIES
Accounts payable	$71
Accrued liabilities	156
Short-term debt and current portion of long-term debt	1
Short-term operating lease liabilities	30
Total current liabilities	258
Long-term operating lease liabilities	103
Other noncurrent liabilities	45
Liabilities subject to compromise	1,289
Total liabilities	$1,695

Commitments and contingencies

EQUITY
Common stock, $0.01 par value	—
Additional paid-in capital	842
Accumulated deficit	(423)
Accumulated other comprehensive loss	(467)
Treasury stock, at cost	(25)
Total equity	(73)
Total liabilities and equity	$1,622

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Debtor’s Statements of Operations

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020

Net sales	$500	$1,154
Cost of sales	443	1,025
Selling, general and administrative expenses (exclusive of depreciation and amortization)	57	128
Restructuring, impairment and other charges-net	32	56
Depreciation and amortization	26	52
(Loss) from operations	(58)	(107)
Interest expense-net	3	21
Investment and other (income)-net	(11)	(21)
Reorganization items, net	14	14
(Loss) before income taxes	(64)	(121)
Income tax (benefit)	(1)	(2)
Net (loss)	$(63)	$(119)

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Debtor’s Statement of Cash Flows

Six Months Ended
June 30, 2020
Cash Flows from Operating Activities
Net (loss)	$(119)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Impairment charges	2
Depreciation and amortization	52
Provision for doubtful accounts receivable	3
Share-based compensation	2
Deferred income taxes	(1)
Non-cash reorganization items, net	7
Other	1
Changes in operating assets and liabilities - net of acquisitions and dispositions:
Accounts receivable-net	58
Inventories	25
Prepaid expenses and other current assets	(14)
Accounts payable	49
Income taxes payable and receivable	1
Accrued liabilities and other	(2)
Changes in liabilities subject to compromise	(40)
Net cash provided by operating activities	24

Cash Flows from Investing Activities
Capital expenditures	(17)
Net proceeds from sales and purchases of investments and other assets	2
Net cash (used in) investing activities	(15)

Cash Flows from Financing Activities
Net proceeds from credit facility borrowings	3
Debt issuance costs	(1)
Other financing activities	(8)
Net cash (used in) financing activities	(6)

Effect of exchange rate on cash and cash equivalents	—
Net increase in cash, cash equivalents and restricted cash	3
Cash, cash equivalents and restricted cash at beginning of year	85
Cash, cash equivalents and restricted cash at end of period	$88

Reconciliation to the Debtor's Balance Sheet	As of
June 30, 2020
Cash and cash equivalents	$85
Restricted cash included in prepaid expenses and other current assets	3
Total cash, cash equivalents and restricted cash shown in the Debtor's statement of cash flows	$88

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Note 3.  Revenue Recognition

Disaggregated Revenue

The following tables provide information about disaggregated revenue by major products/service lines and timing of revenue recognition, and include a reconciliation of the disaggregated revenue with reportable segments for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended
	June 30, 2020
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Mexico	Other	Total
Major Products / Service Lines
Book (a)	$—	$198	$—	$—	$—	$198

Magazines and Catalogs (b)	$164	$—	$—	$16	$13	$193

Logistics	$50	$—	$—	$—	$—	$50

Directories	$—	$—	$—	$—	$10	$10

Office Products	$—	$—	$81	$—	$—	$81
Total	$214	$198	$81	$16	$23	$532

Timing of Revenue Recognition
Products and services transferred at a point in time	$146	$169	$81	$16	$10	$422
Products and services transferred over time	68	29	—	—	13	110
Total	$214	$198	$81	$16	$23	$532

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

	Six Months Ended
	June 30, 2020
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Mexico	Other	Total
Major Products / Service Lines
Book (a)	$—	$402	$—	$—	$—	$402

Magazines and Catalogs (b)	414	—	—	39	34	487

Logistics	127	—	—	—	—	127

Directories	—	—	—	—	24	24

Office Products	—	—	193	—	—	193
Total	$541	$402	$193	$39	$58	$1,233

Timing of Revenue Recognition
Products and services transferred at a point in time	$371	$341	$193	$39	$24	$968
Products and services transferred over time	170	61	—	—	34	265
Total	$541	$402	$193	$39	$58	$1,233

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

	Three Months Ended
	June 30, 2019
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Mexico	Other	Total
Major Products / Service Lines
Book (a)	$—	$289	$—	$—	$—	$289

Magazines and Catalogs (b)	$297	$—	$—	$25	$19	$341

Logistics	$83	$—	$—	$—	$—	$83

Directories	$—	$—	$—	$—	$17	$17

Office Products	$—	$—	$139	$—	$—	$139
Total	$380	$289	$139	$25	$36	$869

Timing of Revenue Recognition
Products and services transferred at a point in time	$268	$253	$139	$25	$17	$702
Products and services transferred over time	112	36	—	—	19	167
Total	$380	$289	$139	$25	$36	$869

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

	Six Months Ended
	June 30, 2019
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Mexico	Other	Total
Major Products / Service Lines
Book (a)	$—	$549	$—	$—	$—	$549

Magazines and Catalogs (b)	$616	$—	$—	$49	$39	$704

Logistics	$167	$—	$—	$—	$—	$167

Directories	$—	$—	$—	$—	$36	$36

Office Products	$—	$—	$258	$—	$—	$258
Total	$783	$549	$258	$49	$75	$1,714

Timing of Revenue Recognition
Products and services transferred at a point in time	$556	$481	$258	$49	$36	$1,380
Products and services transferred over time	227	68	—	—	39	334
Total	$783	$549	$258	$49	$75	$1,714

(a)	Includes e-book formatting and supply chain management associated with book production
(b)	Includes premedia and co-mail

Accounts Receivable

As disclosed in Note 1, Overview and Basis of Presentation, the Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective adoption method.  As a result of the adoption, the Company now records an allowance for credit losses on unbilled receivables which resulted in a de minimis amount of expense for each of the three and six months ended June 30, 2020.  There were no changes to the Company’s policy relating to its receivables.  To recognize the initial adoption, the Company recorded a de minimis increase to its January 1, 2020 balance for allowance for credit losses and an offsetting impact to accumulated deficit in the condensed consolidated balance sheet.

Transactions affecting the allowances for doubtful accounts receivable balance during the six months ended June 30, 2020 were as follows:

Six Months Ended
June 30, 2020
Balance, beginning of year	$12
Provisions charged to expense	3
Balance, end of period	$15

There was a de minimis amount of write-offs and recoveries during the six months ended June 30, 2020.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Contract Balances

The following table provides changes in contract assets and liabilities during the six months ended June 30, 2020:

	Short-Term Contract Assets	Long-Term Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2020	$40	$14	$17
Additions to unbilled accounts receivable	19	—	—
Unbilled accounts receivable recognized in trade receivables	(33)	—	—
Amortization of contract acquisition costs	—	(6)	—
Revenue recognized that was included in contract liabilities as of January 1, 2020	—	—	(12)
Increases due to cash received	—	—	13
Ending Balance, June 30, 2020	$26	$8	$18

The trade receivables balance was $342 million and $366 million as of June 30, 2020 and December 31, 2019, respectively. There was a de minimis amount of credit losses recognized on short-term contract assets recorded during the three and six months ended June 30, 2020.

Note 4.  Leases

Lease Expense

The components of total net lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease expense	$16	$18	$33	$35
Sublease (income)	(1)	(2)	(3)	(4)
Variable lease expense	3	2	5	5
Total net lease expense	$18	$18	$35	$36

During each of the three and six months ended June 30, 2020 and 2019, the Company incurred a de minimis amount of finance lease cost, consisting of finance lease ROU asset amortization and interest on finance lease liabilities, and a de minimis amount of cost associated with short-term leases.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Cash Flow Information

Supplemental non-cash information related to leases is included below:

	Six Months Ended
	June 30,
	2020	2019
ROU assets acquired in exchange for lease obligations:
ROU assets
Operating leases	$6	$9

Lease obligations
Operating leases	$6	$9

During the six months ended June 30, 2020 and 2019, the Company recorded $27 million and $31 million of operating cash outflows from operating leases, respectively.

During each of the six months ended June 30, 2020 and 2019, the Company recorded a de minimis amount of cash outflows from financing leases.  No finance lease ROU assets or obligations were acquired during the six months ended June 30, 2020.

Lease Terms and Discount Rates

Supplemental information regarding the weighted average lease term and discount rate for the lease liabilities as of June 30, 2020 is included below:

June 30, 2020
Weighted Average Remaining Lease Term (years)
Operating leases	5.1
Financing leases	1.9

Weighted Average Discount Rate
Operating leases	8.7%
Financing leases	6.9%

Lease Maturities

The annual maturities of lease liabilities as of June 30, 2020 were as follows:

Operating Leases
2020	$22
2021	42
2022	36
2023	27
2024	23
2025 & thereafter	29
Total undiscounted lease payments	179
Imputed interest	(34)
Total lease liabilities	$145

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

During the six months ended June 30, 2020, the Company recorded a de minimis amount of maturities for finance lease liabilities.  As of June 30, 2020, the Company has additional operating leases that have not commenced for an undiscounted amount of $3 million.

Note 5.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Raw materials and manufacturing supplies	$60	$91
Work in process	37	38
Finished goods	80	87
Last in, first out reserve	(36)	(46)
Total	$141	$170

Note 6.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at June 30, 2020 and December 31, 2019 were as follows:

	June 30,	December 31,
	2020	2019
Land	$34	$35
Buildings	663	663
Machinery and equipment	2,925	3,006
	3,622	3,704
Less: Accumulated depreciation	(3,213)	(3,264)
Total	$409	$440

During the three and six months ended June 30, 2020, depreciation expense was $21 million and $42 million, respectively.  During the three and six months ended June 30, 2019, depreciation expense was $24 million and $48 million, respectively.   Refer to Note 8, Restructuring, Impairment and Other Charges, for a discussion on impairment reviews performed as of June 30, 2020.

On July 15, 2020, the Bankruptcy Court approved the sale of one of the Company’s manufacturing facilities located in Philadelphia, Pennsylvania for $13 million. The sale is expected to occur in the fourth quarter of 2020.  The facility was not included in assets held for sale as of June 30, 2020 as it was not approved by the Bankruptcy Court until the third quarter.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $6 million and $9 million at June 30, 2020 and December 31, 2019, respectively.  These assets are included in prepaid expenses and other current assets in the condensed consolidated balance sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Note 7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2020 were as follows:

	Magazines,
	Catalogs		Office
	and Logistics	Book	Products	Mexico	Other	Total
Net book value as of December 31, 2019
Goodwill	$523	$354	$110	$—	$5	$992
Accumulated impairment losses	(502)	(354)	(79)	—	(5)	(940)
Total	21	—	31	—	—	52
Net book value as of June 30, 2020
Goodwill	523	354	110	—	5	992
Accumulated impairment losses	(502)	(354)	(79)	—	(5)	(940)
Total	$21	$—	$31	$—	$—	$52

The components of other intangible assets at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$248	$(156)	$92	$248	$(149)	$99
Trade names	29	(9)	20	29	(8)	21
Total other intangible assets	$277	$(165)	$112	$277	$(157)	$120

During the three and six months ended June 30, 2020, amortization expense for other intangible assets was $4 million and $8 million, respectively.  During the three months ended June 30, 2019, amortization expense was $4 million and $9 million, respectively.

The following table outlines the estimated annual amortization expense related to all amortizable intangible assets:

For the year ending December 31,	Amount
2020	$17
2021	15
2022	14
2023	13
2024	13
2025 and thereafter	48
Total	$120

Refer to Note 8, Restructuring, Impairment and Other Charges, for information on the goodwill and intangible asset impairment reviews performed as of June 30, 2020.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Note 8.  Restructuring, Impairment and Other Charges

For the three and six months ended June 30, 2020 and 2019, the Company recorded the following net restructuring, impairment and other charges disclosed in the condensed consolidated statements of operations:

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
June 30, 2020	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$7	$12	$19	$1	$—	$20
Book	1	—	1	—	1	2
Office Products	—	1	1	—	—	1
Mexico	—	—	—	—	—	—
Other	—	—	—	—	—	—
Corporate	—	9	9	—	—	9
Total	$8	$22	$30	$1	$1	$32

		Other	Total
Six Months Ended	Employee	Restructuring	Restructuring		Other
June 30, 2020	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$7	$22	$29	$2	$—	$31
Book	2	2	4	—	1	5
Office Products	2	1	3	—	—	3
Mexico	—	—	—	—	—	—
Other	—	—	—	—	—	—
Corporate	—	19	19	—	—	19
Total	$11	$44	$55	$2	$1	$58

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
June 30, 2019	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$—	$3	$3	$17	$—	$20
Book	—	—	—	—	1	1
Office Products	—	1	1	—	—	1
Mexico	—	—	—	—	—	—
Other	—	—	—	—	—	—
Corporate	—	2	2	—	—	2
Total	$—	$6	$6	$17	$1	$24

		Other	Total
Six Months Ended	Employee	Restructuring	Restructuring		Other
June 30, 2019	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$5	$7	$12	$19	$—	$31
Book	—	1	1	—	1	2
Office Products	—	1	1	—	—	1
Mexico	—	—	—	—	—	—
Other	—	—	—	—	—	—
Corporate	—	3	3	—	—	3
Total	$5	$12	$17	$19	$1	$37

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Restructuring Charges

For the three and six months ended June 30, 2020, the Company incurred net other restructuring charges of $22 million and $44 million, primarily due to facility costs and costs to move equipment, professional fees, and expenses associated with new revenue opportunities and cost savings initiatives implemented in 2019.  For the three and six months ended June 30, 2020, the Company incurred charges of $8 million and $11 million for an aggregate of 1,032 employees, of whom 443 were terminated as of or prior to June 30, 2020, primarily related to the closure of two facilities in the Magazines, Catalogs and Logistics segment and one facility in the Office Products segment, and the reorganization of certain business units and corporate functions.

For the three and six months ended June 30, 2019, the Company incurred net other restructuring charges of $6 million and $12 million, respectively, primarily due to charges related to facility costs, as well as costs associated with new revenue opportunities and cost savings initiatives implemented in 2019, and pension withdrawal obligations related to facility closures.  For the six months ended June 30, 2019, the Company incurred charges of $5 million for an aggregate of 234 employees, substantially all of whom were terminated as of or prior to June 30, 2020, primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment. The Company recorded $2 million of net impairment charges for the six months ended June 30, 2019 related to machinery and equipment associated with facility closings in the Magazines, Catalogs and Logistics segment.

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

Goodwill

As of June 30, 2020, only two reporting units had goodwill: Office Products ($31 million) and logistics ($21 million).  For the Office Products and logistics reporting units, management assessed goodwill impairment risk by first performing a qualitative review of entity specific, industry, market and general economic factors for each reporting unit. For both reporting units, the Company was not able to conclude that it is more likely than not that the fair values of our reporting units are greater than their carrying values, and therefore, a one-step method for determining goodwill impairment was applied as of June 30, 2020.

The Company performed a Step 1 impairment test of goodwill in accordance with ASC Topic 350, Intangibles-Goodwill and Other, which includes comparing the estimated fair value of each reporting unit to its carrying amount, including goodwill.  If the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of a reporting unit exceeds its fair value, the goodwill is considered impaired and a full or partial write-off of goodwill would be required.

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

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

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

As a result of the interim impairment tests Office Products and logistics, the Company did not recognize any goodwill impairment charges as the estimated fair values of the reporting units exceeded their respective carrying values by 8% and 44%, respectively.

Other Intangible Assets and Property, Plant and Equipment

Quarter Ended June 30, 2020

The Company performed a review of property, plant and equipment and right-of-use assets for operating leases and determined that indicators of impairment were present and a test for recoverability was appropriate during the second quarter of 2020.  The Company performed a Step 1 recoverability test in accordance with ASC Topic 360, Property, Plant and Equipment.  The recoverability test compares the estimated future undiscounted cash flows expected to result from the use of the asset group and its eventual disposition to the carrying value of the asset group. If the carrying value of the asset group exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset group’s carrying value over its fair value.  We applied a probability-weighted approach as there are alternative courses of action to recover the carrying amount of the long-lived asset groups following Chapter 11 proceedings. Based upon management’s probability-weighted cash flows for the relevant asset groups, management determined that the estimated future undiscounted cash flows were in excess of the asset groups’ carrying values, resulting in no impairment loss as a result of these tests in the second quarter of 2020.

In addition to the interim tests noted above, the Company reviewed all intangible assets for recoverability. There were no impairment charges recorded as a result of the recoverability tests.

The Company recorded $1 million and $2 million of impairment during the three and six months ended June 30, 2020, respectively, on machinery and equipment primarily due to facility closings in the Magazines, Catalogs and Logistics segment.

Quarter Ended June 30, 2019

Due to the unprecedented drop in demand in the magazines and catalogs reporting unit, management determined that a further review of the reporting unit’s intangible assets for recoverability was appropriate during the second quarter of 2019.  As a result of the faster pace of decline in demand, negative revenue trends and lower expectations of future revenue to be derived from certain customer relationships, management determined that a certain definite-lived customer relationship intangible asset was not recoverable.  This resulted in the Company recording a $17 million impairment charge for the three months ended June 30, 2019, which fully impaired the asset.  The impairment was determined using Level 3 inputs and estimated based on cash flow analyses, which included management’s assumptions related to future revenues and profitability.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Future Interim Reviews

The Company will continue to perform interim reviews of goodwill for indicators of impairment each quarter to assess whether an interim impairment test is required for its goodwill balances or if recoverability tests are required for long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.  The Bankruptcy Court entered an order granting approval for a sale and bidding process for the Company or components of the Company. The auction, if one is held, is scheduled for August 25, 2020, and a hearing approving the sale is currently scheduled for September 1, 2020.  The Company’s cash flows could significantly change and materially impact the fair value of the Company’s reporting units, intangible assets and long-lived assets.

Other Charges

For each of the three and six months ended June 30, 2020 and 2019, the Company recorded $1 million of other charges for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans is $20 million at June 30, 2020 and is disclosed as liabilities subject to compromise in the Company’s condensed consolidated balance sheet.  Refer to Note 2, Voluntary Reorganization under Chapter 11, for more information on liabilities subject to compromise.

Restructuring Reserve

The restructuring reserve as of December 31, 2019 and June 30, 2020, and changes during the six months ended June 30, 2020 were as follows:

	December 31,	Restructuring	Reclass to Liabilities	Cash	June 30,
	2019	Charges	Subject to Compromise	Paid	2020
Employee terminations	$29	$11	$(2)	$(16)	$22
Multiemployer pension plan withdrawal obligations	31	—	(29)	(2)	—
Other and lease termination	2	37	(9)	(30)	—
Total	$62	$48	$(40)	$(48)	$22

The current portion of restructuring reserves of $22 million at June 30, 2020 was included in accrued liabilities.  As a result of the Company’s voluntary reorganization, $40 million of restructuring liabilities were reclassed to liabilities subject to compromise on the Company’s condensed consolidated balance sheet at June 30, 2020. Refer to Note 2, Voluntary Reorganization under Chapter 11, for more information on liabilities subject to compromise.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by June 30, 2021.

The restructuring liabilities classified as “other” consisted of other facility closing costs, expenses to move equipment, professional fees, and costs associated with new revenue opportunities and cost savings initiatives implemented in 2019.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Note 9.  Commitments and Contingencies

The Company is subject to laws and regulations relating to the protection of the environment.  The Company accrues for expenses associated with environmental remediation obligations when such amounts are probable and can be reasonably estimated. Such accruals are adjusted as new information develops or circumstances change and are generally not discounted.  The Company has been designated as a potentially responsible party or has received claims in eight active federal and state Superfund and other multiparty remediation sites. In addition to these sites, the Company may also have the obligation to remediate three other previously and currently owned facilities. At the Superfund sites, the Comprehensive Environmental Response, Compensation and Liability Act provides that the Company’s liability could be joint and several, meaning that the Company could be required to pay an amount in excess of its proportionate share of the remediation costs.

The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability.  The Company established reserves, which are recorded in liabilities subject to compromise as of June 30, 2020, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future.  However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on the Company’s condensed consolidated balance sheets, statements of operations and cash flows.

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

Note 10.  Debt

The Company’s debt at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Borrowings under the Revolving Credit Facility	$—	$249
Term Loan Facility due September 30, 2022	—	218
8.75% Senior Secured Notes due October 15, 2023	—	450
Finance lease and other obligations	1	2
Unamortized debt issuance costs	—	(9)
Total debt	1	910
Less: current portion	(1)	(465)
Long-term debt	$—	$445

Liabilities Subject to Compromise

As a result of the Company’s reorganization filing, the debt balances below were reclassed from short-term and current portion of long-term debt and long-term debt to liabilities subject to compromise on the condensed consolidated balance sheet.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

June 30,
2020
Borrowings under the Revolving Credit Facility	$252
Term Loan Facility	219
Senior Secured Notes	450
Unamortized debt issuance costs	(11)
Total debt in liabilities subject to compromise	$910

Refer to Note 2, Voluntary Reorganization under Chapter 11, for more information on liabilities subject to compromise.

Historical Information

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

Additional Debt Issuances Information

Prior to the reorganization, the fair values of the Senior Notes and Term Loan Facility that were determined using the market approach based upon interest rates available to the Company for borrowings with similar terms and maturities, were determined to be Level 2 under the fair value hierarchy.  The fair value of the Company’s debt was lower than its book value by approximately $277 million at December 31, 2019.

Prior to the reorganization, the borrowings under the Term Loan Facility were subject to a variable interest rate.  As of December 31, 2019, the interest rate was 7.12%.

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

Debtor-in-Possession Financing

As previously disclosed, on April 15, 2020 (the “Closing Date”), the Company entered into a Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), upon the entry of an interim order of the Bankruptcy Court granting interim approval of the DIP Credit Agreement, among the Company, as borrower, the lenders from time to time party thereto (the “DIP Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “DIP Agent”), pursuant to which the DIP Lenders committed to provide a senior secured superpriority debtor-in-possession credit facility in an aggregate principal amount not to exceed $100 million (the “DIP Facility”).  The DIP Facility was approved on a final basis on June 2, 2020.

The DIP Facility consists of (i) revolving loans not to exceed an aggregate amount of $55 million (the “Revolving Loans”), and (ii) letters of credit not to exceed an aggregate amount of $45 million, with $5 million of that amount being available for the issuance of new letters of credit (together with the Revolving Loans, the “DIP Loan Commitments”).

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

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

The DIP Facility will mature on the earlier of (i) the date upon which any Plan of Reorganization (as defined in the DIP Credit Agreement) becomes effective, or (ii) the six-month anniversary following the Petition Date; provided that such maturity may be extended with the consent of the Required Lenders (as defined in the DIP Credit Agreement) to a date no later than nine months after the Petition Date.

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

The Company did not have borrowings related to the DIP Facility as of June 30, 2020.

Interest expense

There was $3 million and $21 million of net interest expense during the three and six months ended June 30, 2020, respectively.  There was $19 million and $38 million of net interest expense during the three months ended June 30, 2019, respectively.  If the Company was not under voluntary reorganization, it would have incurred an additional $15 million of interest expense during the three and six months ended June 30, 2020 related to its debt that is now classified as liabilities subject to compromise on the condensed consolidated balance sheet.

Note 11.  Earnings Per Share

During the six months ended June 30, 2020 and 2019, no shares of common stock were purchased by the Company; however, a de minimis amount of shares were withheld from employees for tax liabilities upon vesting of equity awards. The Company’s plan of reorganization related to the Chapter 11 Cases may include the issuance of common stock.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

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

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019 (1)	2020	2019 (1)
Net (loss) per common share:
Basic	$(1.86)	$(0.72)	$(3.42)	$(4.49)
Diluted	$(1.86)	$(0.72)	$(3.42)	$(4.49)
Numerator:
Net (loss)	$(63)	$(25)	$(115)	$(150)
Denominator:
Weighted average number of common shares outstanding	33.7	33.5	33.6	33.4
Dilutive options and awards	—	—	—	—
Diluted weighted average number of common shares outstanding	33.7	33.5	33.6	33.4

(1) Refer to Note 1, Overview and Basis of Presentation, for information on the restated balances for the three and six months ended June 30, 2019.

Note 12.  Retirement Plans

The Company is the sole sponsor of certain defined benefit pension plans that are included in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.  The assets and certain obligations of the defined benefit pension plans includes plans qualified under Section 401(a) of the Internal Revenue Code of 1986, the U.S. Qualified Plan and related non-qualified benefits (the “Non-Qualified Plan”).

The components of the estimated net pension loss (income) for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Qualified	Non-Qualified & International	Total	Qualified	Non-Qualified & International	Total
Interest cost	$16	$—	$16	$31	$1	$32
Expected return on plan assets	(30)	—	(30)	(60)	—	(60)
Amortization of actuarial loss	3	1	4	7	1	8
Net periodic benefit (income) loss	$(11)	$1	$(10)	$(22)	$2	$(20)

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Qualified	Non-Qualified & International	Total	Qualified	Non-Qualified & International	Total
Interest cost	$18	$1	$19	$38	$2	$40
Expected return on plan assets	(30)	—	(30)	(61)	—	(61)
Amortization of actuarial loss	3	—	3	6	—	6
Settlement of retirement obligations	1		1	133	—	133
Net periodic benefit (income) loss	$(8)	$1	$(7)	$116	$2	$118

In the first quarter of 2020, the Company adopted a change in method of accounting for the market-related value of assets for a class of assets within the U.S. Qualified Plan and Non-Qualified plans.  The change in accounting method was retrospectively applied to periods in 2017, 2018 and 2019, and as a result, pension income shown above for the three and six months ended June 30, 2019 has been restated.  Refer to Impact of Change in Accounting Principle in Note 1, Overview and Basis of Presentation, for more information.

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

Settlement of retirement obligations is disclosed separately in the condensed consolidated statements of operations, while the remaining net periodic (loss) income for the three and six months ended June 30, 2020 and 2019 is included in the investment and other (income)-net.

Note 13. Taxes

The CARES Act is intended to provide emergency relief to both businesses and individuals impacted by the COVID-19 pandemic.

Income Taxes

The CARES Act enacted several provisions that may impact corporations including the carryback of certain net operating losses and the expensing of additional interest under certain circumstances.  The Company has estimated that these provisions will not result in a benefit for the six months ended June 30, 2020.  As the Company assesses additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies related to the CARES Act, it may record an impact to the income tax provision.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Payroll Taxes

The CARES Act allows companies to defer payments of the employer share (6.2% of wages) of Social Security payroll taxes from the date of enactment through December 31, 2020.  Fifty percent of the taxes deferred are required to be paid by December 31, 2021 with the remaining fifty percent by December 31, 2022. As of June 30, 2020, the Company accrued $10 million of payroll taxes that will benefit from this adoption. The Company expects to continue to defer payroll taxes through the end of 2020.

Note 14.  Comprehensive Income

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2019 and June 30, 2020 and changes during the six months ended June 30, 2020.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2019	$(464)	$(53)	$(517)
Other comprehensive (loss) before reclassifications	—	(10)	(10)
Amounts reclassified from accumulated other comprehensive loss	6	—	6
Net change in accumulated other comprehensive income (loss)	6	(10)	(4)
Balance at June 30, 2020	$(458)	$(63)	$(521)

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2018 and June 30, 2019 and changes during the six months ended June 30, 2019.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2018	$(520)	$(55)	$(575)
Other comprehensive income before reclassifications	105	2	107
Amounts reclassified from accumulated other comprehensive loss	5	—	5
Net change in accumulated other comprehensive loss	110	2	112
Balance at June 30, 2019	$(410)	$(53)	$(463)

In the first quarter of 2020, the Company adopted a change in method of accounting for the market-related value of assets for a class of assets within the U.S. Qualified Plan and Non-Qualified plans.  The change in accounting method was retrospectively applied to periods in 2017, 2018 and 2019, and as a result, the pension rollforward for accumulated other comprehensive loss above and reclassification table below have been restated for the three and six months ended June 30, 2019.  Refer to Notes 1, Overview and Basis of Presentation, and 12, Retirement Plans, for more information.

In the first quarter of 2019, the Company completed a partial settlement of its retirement benefit obligations and, as a result, the Company’s pension assets and liabilities were remeasured as of the settlement date.  The impact, net of tax, to the Company’s accumulated other comprehensive loss was a decrease of $104 million during the three months ended March 31, 2019 (including the restatement noted above).  Additional immaterial lump-sum settlements during the three months ended June 30, 2019 increased the balance by $1 million to a total net of tax impact of $105 million.  Refer to Note 12, Retirement Plans, for more information.

Refer to the condensed consolidated statements of comprehensive income for the components of comprehensive (loss) income for the three and six months ended June 30, 2020 and 2019.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019 (1)	2020	2019 (1)
Amortization of pension plan cost:
Net actuarial loss (a)	$4	$3	$8	$6
Reclassifications before tax	4	3	8	6
Income tax expense	1	—	2	1
Reclassifications, net of tax	$3	$3	$6	$5

(a) Amortization of pension plan cost is included in the calculation of net periodic pension plan (income) expense that is recognized in investment and other income-net in the condensed consolidated statements of operations (see Note 12, Retirement Plans).

(1) As Adjusted – Refer to the narrative above on the change in accounting principle.

Note 15.  Segment Information

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

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

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

		Income (Loss)	Depreciation
Three Months Ended	Net	from	and	Capital
June 30, 2020	Sales	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$214	$(57)	$13	$3
Book	198	4	11	2
Office Products	81	—	3	—
Mexico	16	3	—	—
Total reportable segments	509	(50)	27	5
Other	23	2	—	—
Corporate	—	(9)	1	1
Total operations	$532	$(57)	$28	$6

		Income (Loss)		Depreciation
Six Months Ended	Net	from	Assets of	and	Capital
June 30, 2020	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$541	$(92)	$508	$24	$10
Book	402	(5)	467	23	6
Office Products	193	7	283	6	—
Mexico	39	6	53	1	—
Total reportable segments	1,175	(84)	1,311	54	16
Other	58	5	23	—	—
Corporate	—	(21)	151	1	1
Total operations	$1,233	$(100)	$1,485	$55	$17

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019

(tabular amounts in millions, except per share data)

		Income (Loss)	Depreciation
Three Months Ended	Net	from	and	Capital
June 30, 2019	Sales	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$380	$(42)	$13	$12
Book	289	18	13	7
Office Products	139	13	3	1
Mexico	25	4	1	—
Total reportable segments	833	(7)	30	20
Other	36	4	—	—
Corporate	—	(13)	1	1
Total operations	$869	$(16)	$31	$21

		Income (Loss)		Depreciation
Six Months Ended	Net	from	Assets of	and	Capital
June 30, 2019	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$783	$(73)	$734	$28	$22
Book	549	31	637	25	24
Office Products	258	21	339	6	1
Mexico	49	7	71	2	1
Total reportable segments	1,639	(14)	1,781	61	48
Other	75	5	6	—	—
Corporate	—	(26)	92	1	1
Total operations	$1,714	$(35)	$1,879	$62	$49

Restructuring, impairment and other charges by segment for the three and six months ended June 30, 2020 and 2019 are disclosed in Note 8, Restructuring, Impairment and Other Charges.

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

-ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of LSC Communications, Inc. as of June 30, 2020 and December 31, 2019 and the results of operations for the three and six months ended June 30, 2020 and 2019.  This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Item 1, Condensed Consolidated Financial Statements.  Refer to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, for management’s discussion and analysis of the financial condition of the company as of December 31, 2019 and December 31, 2018, and the results of operations for the years ended December 31, 2019, 2018 and 2017.

Company Overview

The principal business of LSC Communications, Inc., a Delaware corporation, and its direct or indirect wholly-owned subsidiaries (“LSC Communications,” “the Company,” “we,” “our” and “us”) is to offer a broad scope of traditional and digital print, print-related services and office products.

Voluntary Reorganization under Chapter 11

Background Information

On April 13, 2020 (the “Petition Date”), the Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (collectively, the “Chapter 11 Cases”).  Refer to Note 2, Voluntary Reorganization under Chapter 11, for more information on the Chapter 11 Cases and impact to the Company’s ability to continue as a going concern.

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

Refer to Note 2, Voluntary Reorganization under Chapter 11, for more information.

Significant Bankruptcy Court Actions

On April 15, 2020, the Bankruptcy Court entered orders granting interim approval of certain motions (the “First Day Motions”), enabling us to conduct our business activities in the ordinary course, subject to the terms and conditions of such orders, including authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay prepetition claims of certain of our vendors.  The First Day Motions were subsequently approved by the Bankruptcy Court on a final basis at hearings on May 12, 2020 and June 2, 2020.

Proposed Sale

On June 5, 2020, the Bankruptcy Court entered an order granting approval for a sale and bidding process through which we are authorized to determine the highest or otherwise best offer for the sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code or a Chapter 11 plan of reorganization.  The auction, if one is held, is currently scheduled for August 25, 2020, and a hearing approving the sale is currently scheduled for September 1, 2020.

DIP Financing

See Note 10, Debt, for information on the DIP Facility, which provides up to $100 million of financing in the form of revolving loans and letters of credit.

Going Concern

The accompanying condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern and contemplate the continuity of our operations, realization of assets and satisfaction of liabilities and commitments in the normal course of business.  Our ability to continue as a going concern is contingent upon our ability to comply with the covenants of the DIP Credit Agreement described in Note 10, Debt, and our ability to implement, subject to the Bankruptcy Court’s approval, a restructuring plan, among other factors.

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

Coronavirus Pandemic (“COVID-19”)

During and subsequent to the six months ended June 30, 2020, the novel coronavirus strain, known as COVID-19, continues to spread across the globe at an increasing rate. Measures taken by governmental authorities and private actors to limit the spread of this virus may interfere with the ability of the Company's employees, suppliers, and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of the business which may cause a material curtailment to certain business operations. Moreover, as a large part of the Company's business involves sales of books and other products used in schools and school facilities, if COVID-19 related measures continue to result in widespread and lengthy school closings, the Company's condensed consolidated results of operations and financial condition will be adversely impacted.  Books sold in retail stores have also been adversely impacted as both large chains and independent stores have been forced to close.  Additionally, as COVID-19 has significantly impacted retailers' stores, distribution centers and supply chains, the Company has experienced an adverse impact on our catalogs and office products businesses.  Disruption across many other industries has also significantly impact demand for advertising, which is expected to result in page count and volume reductions in magazines.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  Refer to Note 13, Taxes, for more information on the CARES Act.

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

Outlook

Competitive Environment

According to the June 2020 IBIS World industry report “Printing in the U.S.,” estimated total annual printing industry revenue is approximately $73 billion, of which approximately $12 billion relates to our core segments of the print market and an additional approximately $30 billion pertains to related segments of the print market in which we are able to offer certain products. Despite consolidation in recent years, including several acquisitions completed by LSC Communications, the industry remains highly fragmented and LSC Communications is one of the largest players in our segment of the print market.  The print and related services industry, in general, continues to have excess capacity and LSC Communications remains diligent in proactively identifying plant consolidation opportunities to keep our capacity in line with demand.  Across the Company’s range of print products and services, competition is based primarily on the ability to deliver products for the lowest total cost, a factor driven not only by price, but also by materials and distribution costs.  We expect that prices for print products and services will continue to be a focal point for customers in coming years.

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

During late 2018 and early 2019, the Company performed a comprehensive review of the Company’s entire operations to identify new revenue opportunities and cost savings.  This review covered substantially all aspects of the Company – both operational and support functions – and involved key personnel from throughout the organization.  The resulting revenue opportunities and cost savings initiatives were approved by senior management in the first quarter of 2019 and are expected to be implemented over the next three years.  While the Company realized the benefits beginning in 2019 and expects to realize benefits at various points over the next three years, the Company has incurred $14 million of expense, of which $4 million was recorded during the six months ended June 30, 2020, relating to the implementation of certain identified initiatives.  As the Company continues to implement the identified initiatives, the Company expects to incur additional expense; however, the Company expects the resulting benefits (additional revenue and/or cost savings) to significantly exceed the additional expense.

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

We recently consolidated our adhesive spend to improve supply security across our manufacturing platforms.

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

Except for our long-term supply arrangement regarding ink, adhesives and paper consignment agreement, we do not consider ourselves to be dependent upon any single vendor as a source of supply for our businesses, and we believe that sufficient alternative sources for the same, similar or alternative products are available.

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

Pension Benefit Plans

The funded status of the Company’s pension benefit plans is dependent upon many factors, including returns on invested assets and the level of certain market interest rates.  Market conditions may lead to changes in the discount rates (used to value the year-end benefit obligations of the plans) and the market value of the securities held by the plans, which could significantly increase or decrease the funded status of the plans.  The Company reviews its actuarial assumptions on an annual basis as of December 31.  Based on estimates developed prior to the Company’s voluntary reorganization, the Company expected to make cash contributions of approximately $6 million to its pension benefit plans for the full year in 2020.  Through the Petition Date, $1 million has been contributed and no further contributions will be made until a determination is made by the Bankruptcy Court.

Beginning in the first quarter of 2020, the Company changed the method of accounting for the market-related value of assets for a class of assets within the U.S. Qualified Plan and Non-Qualified plans.  The change in accounting method was retrospectively applied to periods in 2017, 2018 and 2019.  Refer to Impact of Change in Accounting Principle in Note 1, Overview and Basis of Presentation, for more information.

Based on the fair value of assets and the estimated discount rate used to value benefit obligations as of June 30, 2020, the Company estimates the unfunded status of the pension benefit plans to be approximately $120 million compared to $162 million at December 31, 2019.

See Note 12, Retirement Plans, for more information on the Company’s pension benefit plans.

Significant Accounting Policies

Other than the policies implemented as a result of the Company’s Chapter 11 Cases, there have been no changes to the Company’s significant accounting policies disclosed in the annual report on Form 10-K for the year-ended December 31, 2019.  Refer to Note 2, Voluntary Reorganization under Chapter 11, for information on the policies for balances affected by the voluntary reorganization.

FINANCIAL REVIEW

In the financial review that follows, the Company discusses its condensed consolidated balance sheets, statements of operations, cash flows and certain other information.  This discussion should be read in conjunction with the Company’s condensed consolidated financial statements and the related notes.

Results of Operations for the Three Months Ended June 30, 2020 as Compared to the Three Months Ended June 30, 2019

The following table shows the results of operations for the three months ended June 30, 2020 and 2019, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$532	$869	$(337)	(38.8%)
Cost of sales	468	750	(282)	(37.6%)
Cost of sales as a % of net sales	88.0%	86.3%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	61	80	(19)	(23.8%)
Selling, general and administrative expenses as a % of net sales	11.5%	9.2%
Restructuring, impairment and other charges-net	32	24	8	33.3%
Depreciation and amortization	28	31	(3)	(9.7%)
(Loss) from operations	$(57)	$(16)	$(41)	256.3%

Condensed Consolidated Results

Net sales for the three months ended June 30, 2020 were $532 million, a decrease of $337 million, or 38.8%, compared to the three months ended June 30, 2019.  Net sales were impacted by lower volume, which was partially caused by the impact of COVID-19, and a $74 million decrease in pass-through paper sales.

Total cost of sales decreased $282 million, or 37.6%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily driven by lower volume and cost control initiatives.

As a percentage of net sales, cost of sales increased from 86.3% for the three months ended June 30, 2019 to 88.0% for the three months ended June 30, 2020 primarily due to lower volume.

Selling, general and administrative expenses decreased $19 million, or 23.8%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to lower volume, higher expenses in 2019 related to the previously terminated merger agreement, and cost control initiatives.

For the three months ended June 30, 2020, the Company recorded restructuring, impairment and other charges of $32 million. The charges primarily included:

•	Net other restructuring charges of $22 million primarily due to facility costs and expenses to move equipment; and
•

Employee termination costs of $8 million related to an aggregate of 641 employees, of whom 246 were terminated as of or prior to June 30, 2020 primarily related to the closure of two facilities in the Magazines, Catalogs and Logistics segment.

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

Depreciation and amortization decreased $3 million to $28 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due to decreased capital spending in recent years compared to historical levels.

	Three Months Ended
	June 30,
	2020	2019 (1)	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$3	$19	$(16)	(84.2%)
Settlement of retirement benefit obligations	—	1	(1)	(100.0%)
Investment and other (income)-net	(11)	(8)	(3)	37.5%
Reorganization items, net	14	—	14	100.0%

Interest expense is lower for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to the Company’s voluntary reorganization.  Refer to Note 10, Debt, for more information.  Refer to Note 12, Retirement Plans, for information on the non-cash settlement charge related to retirement benefit obligations. Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.  Refer to Note 2, Voluntary Reorganization under Chapter 11, for information on reorganization items.

	Three Months Ended
	June 30,
	2020	2019 (1)	$ Change
	(in millions, except percentages)
(Loss) before income taxes	$(63)	$(28)	$(35)
Income tax (benefit)	—	(3)	3
Effective income tax rate	0.9%	13.9%

The effective income tax rate for the three months ended June 30, 2020 was 0.9% compared to 13.9% for the three months ended June 30, 2019.  The effective income tax rate for the three months ended June 30, 2020 reflects the Company’s limited ability to benefit U.S. results as the Company has a valuation allowance recorded on its U.S. deferred tax assets.

The effective rate for three months ended June 30, 2019 reflects the impact of nondeductible costs associated with the terminated Merger Agreement.

(1) As Adjusted - Refer to Impact of Change in Accounting Principle in Note 1, Overview and Basis of Presentation, for information on restated balances for settlement of retirement benefit obligations and investment and other (income)-net.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.

Magazines, Catalogs and Logistics

	Three Months Ended
	June 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$214	$380	$(166)
(Loss) income from operations	(57)	(42)	(15)
Operating margin	(26.6%)	(11.1%)	(1550 bps)
Restructuring, impairment and other charges-net	20	20	—

Net sales for the Magazines, Catalogs and Logistics segment for the three months ended June 30, 2020 were $214 million, a decrease of $166 million, or 43.8%, compared to the three months ended June 30, 2019.  The Magazines, Catalogs and Logistics segment’s net sales decreased primarily due to lower volume in magazines, catalogs and logistics which was partially caused by the impact of COVID-19, and a $44 million decrease in pass-through paper sales.

The change in Magazines, Catalogs and Logistics segment loss from operations and operating margins was primarily due to lower volume, partially offset by cost control initiatives.

Book

	Three Months Ended
	June 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$198	$289	$(91)
Income from operations	4	18	(14)
Operating margin	2.0%	6.2%	(420 bps)
Restructuring, impairment and other charges-net	2	1	1

Net sales for the Book segment for the three months ended June 30, 2020 were $198 million, a decrease of $91 million, or 31.7%, compared to the three months ended June 30, 2019, primarily due to lower volume which was partially caused by the impact of COVID-19 and a $25 million decrease in pass-through paper sales.

The decrease in the operating income and margins was driven by lower volume, partially offset by cost control initiatives.

Office Products

	Three Months Ended
	June 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$81	$139	$(58)
Income from operations	—	13	(13)
Operating margin	---%	9.4%	(940 bps)
Restructuring, impairment and other charges-net	1	1	—

Net sales for the Office Products segment for the three months ended June 30, 2020 were $81 million, a decrease of $58 million, or 42.2%, compared to the three months ended June 30, 2019.  The decrease was largely as a result of lower volume across several products, which was primarily caused by the impact of COVID-19.

The decrease in Office Products segment income from operations and operating margin was primarily due to lower volume and expenses incurred due to COVID-19, partially offset by cost control initiatives.

Mexico

	Three Months Ended
	June 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$16	$25	$(9)
Income from operations	3	4	(1)
Operating margin	18.8%	16.0%	280 bps

Net sales for the Mexico segment were $16 million for the six months ended June 30, 2020, a decrease of $9 million or 33.0%, compared to the three months ended June 30, 2019.  The decrease in net sales was due to lower volume primarily caused by the impact of COVID-19 and a $4 million decrease due to changes in foreign exchange rates.  The decrease in income from operations was primarily due to lower volume, and was partially offset by cost control initiatives which improved the operating margin.

Other

	Three Months Ended
	June 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$23	$36	$(13)
Income from operations	2	4	$(2)
Operating margin	8.7%	11.1%	240 bps

Net sales for the Other grouping for the three months ended June 30, 2020 were $23 million, a decrease of $13 million, or 35.2%, compared to the three months ended June 30, 2019, primarily due to lower sales in outsourced services which were partially impacted by COVID-19, a $5 million decrease in pass-through paper sales and lower directories volume.

The change in income from operations and operating margin was primarily due to lower volume.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	June 30,
	2020	2019	Change
	(in millions, except percentages)
Total operating expenses	$9	$13	$(4)
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	9	2	7
Share-based compensation expenses	1	1	—
Expenses related to acquisitions, the Merger Agreement and dispositions	—	5	(5)

Results of Operations for the Six Months Ended June 30, 2020 as Compared to the Six Months Ended June 30, 2019

The following table shows the results of operations for the six months ended June 30, 2020 and 2019, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Six Months Ended
	June 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$1,233	$1,714	$(481)	(28.1%)
Cost of sales	1,084	1,485	(401)	(27.0%)
Cost of sales as a % of net sales	87.9%	86.6%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	136	165	(29)	(17.6%)
Selling, general and administrative expenses as a % of net sales	11.0%	9.6%
Restructuring, impairment and other charges-net	58	37	21	56.8%
Depreciation and amortization	55	62	(7)	(11.3%)
(Loss) from operations	$(100)	$(35)	$(65)	185.7%

Condensed Consolidated Results

Net sales for the six months ended June 30, 2020 were $1,233 million, a decrease of $481 million, or 28.1%, compared to the six months ended June 30, 2019.  Net sales were impacted by lower volume, which was partially caused by the impact of COVID-19, and a $115 million decrease in pass-through paper sales.

Total cost of sales decreased $401 million, or 27.0%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily driven by lower volume and cost control initiatives.

As a percentage of net sales, cost of sales increased from 86.6% for the six months ended June 30, 2019 to 87.9% for six months ended June 30, 2020 primarily due to lower volume.

Selling, general and administrative expenses decreased $29 million, or 17.6%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to lower volume, higher expenses in 2019 related to the previously terminated merger agreement, and cost control initiatives.

For the six months ended June 30, 2020, the Company recorded restructuring, impairment and other charges of $58 million. The charges primarily included:

•

Net other restructuring charges of $44 million primarily due to facility costs, expenses to move equipment, costs associated with new revenue opportunities and cost savings initiatives implemented in 2019; and

•

Employee termination costs of $11 million related to an aggregate of 1,032 employees, of whom 443 were terminated as of or prior to June 30, 2020 primarily related to the closure of two facilities in the Magazines, Catalogs and Logistics segment and one facility in the Office Products segment; and

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

•

Employee termination costs of $5 million related to an aggregate of 234 employees, substantially all of whom were terminated as of or prior to June 30, 2020 primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment;

•	$17 million for the impairment of certain definite-lived customer relationships intangible assets in the Magazines, Catalogs and Logistics segment; and

•	$2 million of net impairment charges related to machinery and equipment associated with facility closings in the Magazines, Catalogs and Logistics segment.

Depreciation and amortization decreased $7 million to $55 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due to decreased capital spending in recent years compared to historical levels.

	Six Months Ended
	June 30,
	2020	2019 (1)	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$21	$38	$(17)	(44.7%)
Settlement of retirement benefit obligations	—	133	(133)	(100.0%)
Investment and other (income)-net	(21)	(16)	(5)	31.3%
Reorganization items, net	14	—	14	100.0%

Interest expense is lower for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to the Company’s voluntary reorganization.  Refer to Note 10, Debt, for more information.  Refer to Note 12, Retirement Plans, for information on the non-cash settlement charge related to retirement benefit obligations. Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.  Refer to Note 2, Voluntary Reorganization under Chapter 11, for information on reorganization items.

	Six Months Ended
	June 30,
	2020	2019 (1)	$ Change
	(in millions, except percentages)
Net (loss) before income taxes	$(114)	$(190)	$76
Income tax expense (benefit)	1	(40)	41
Effective income tax rate	(0.7%)	21.4%

The effective income tax rate for the six months ended June 30, 2020 was (0.7%) compared to 21.4% for the six months ended June 30, 2019.  The effective income tax rate for the six months ended June 30, 2020 reflects the Company’s limited ability to benefit U.S. results as the Company has a valuation allowance recorded on its U.S. deferred tax assets.

The effective income tax rate for the six months ended June 30, 2019 reflects the impact of nondeductible costs associated with the terminated Merger Agreement.

(1) As Adjusted - Refer to Impact of Change in Accounting Principle in Note 1, Overview and Basis of Presentation, for information on restated balances for settlement of retirement benefit obligations and investment and other (income)-net.

Information by Segment

The following tables summarize net sales, income (loss) from operations and certain items impacting comparability within each of the reportable segments and Corporate.  The descriptions of the reporting units generally reflect the primary products provided by each reporting unit.

Magazines, Catalogs and Logistics

	Six Months Ended
	June 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$541	$783	$(242)
(Loss) from operations	(92)	(73)	(19)
Operating margin	(17.0%)	(9.3%)	(770) bps
Restructuring, impairment and other charges-net	31	31	—

Net sales for the Magazines, Catalogs and Logistics segment for the six months ended June 30, 2020 were $541 million, a decrease of $242 million, or 30.9%, compared to the six months ended June 30, 2019.  The Magazines, Catalogs and Logistics segment’s net sales decreased primarily due to lower volume in magazines, catalogs and logistics which was partially caused by the impact of COVID-19, and a $72 million decrease in pass-through paper sales.

The change in Magazines, Catalogs and Logistics segment loss from operations and operating margins was primarily due to lower volume, partially offset by cost control initiatives.

Book

	Six Months Ended
	June 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$402	$549	$(147)
(Loss) income from operations	(5)	31	(36)
Operating margin	(1.2%)	5.6%	(680 bps)
Restructuring, impairment and other charges-net	5	2	3

Net sales for the Book segment for the six months ended June 30, 2020 were $402 million, a decrease of $147 million, or 26.9%, compared to the six months ended June 30, 2019, primarily due to lower volume which was partially caused by the impact of COVID-19 and a $34 million decrease in pass-through paper sales.

The decrease in the operating income and margins was driven by lower volume and higher restructuring, impairment and other charges.

Office Products

	Six Months Ended
	June 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$193	$258	$(65)
Income from operations	7	21	(14)
Operating margin	3.6%	8.1%	(450) bps
Restructuring, impairment and other charges-net	3	1	2

Net sales for the Office Products segment for the six months ended June 30, 2020 were $193 million, a decrease of $65 million, or 25.3%, compared to the six months ended June 30, 2019. The decrease was largely as a result of lower volume across several products, which was primarily caused by the impact of COVID-19.

The decrease in Office Products segment income from operations and operating margin was primarily due to lower volume and higher restructuring, impairment and other charges, partially offset by cost control initiatives.

Mexico

	Six Months Ended
	June 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$39	$49	$(10)
Income from operations	6	7	(1)
Operating margin	15.4%	14.3%	110 bps

Net sales for the Mexico segment were $39 million for the six months ended June 30, 2020, a decrease of $10 million or 18.6%, compared to the six months ended June 30, 2019.  The decrease in net sales was due to lower volume primarily caused by the impact of COVID-19 and a $4 million decrease due to changes in foreign exchange rates.  The decrease in income from operations was primarily due to lower volume, and was partially offset by cost control initiatives which improved the operating margin.

Other

	Six Months Ended
	June 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$58	$75	$(17)
Income from operations	5	5	—
Operating margin	8.6%	6.7%	190 bps

Net sales for the Other grouping for the six months ended June 30, 2020 were $58 million, a decrease of $17 million, or 22.5%, compared to the three months ended June 30, 2019, primarily due to a $9 million decrease in pass-through paper sales, lower sales in outsourced services which were partially impacted by COVID-19 and lower directories volume. The change in operating margin was primarily due to mix of work.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Six Months Ended
	June 30,
	2020	2019	Change
	(in millions)
Total operating expenses	$21	$26	$(5)
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	19	3	16
Share-based compensation expenses	2	4	(2)
Expenses related to acquisitions, merger agreement and dispositions	—	12	(12)

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, reorganization items, net, share-based compensation expense, settlement of retirement benefit obligations, and expenses related to acquisitions, merger agreement and dispositions.  In the first quarter of 2020, the Company began including share-based compensation expense as a non-GAAP measure.  As the share-based compensation expense recorded in the current period represents expense for previously issued grants that will vest at a lower share price than originally expensed, management determined that share-based compensation expense represents a non-GAAP measure.  The reconciliation for the three and six months ended June 30, 2019 below has been restated to reflect this change.

A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019 (1)	2020	2019 (1)
	(in millions)		(in millions)
Net (loss)	$(63)	$(25)	$(115)	$(150)
Restructuring, impairment and other charges- net	32	24	58	37
Reorganization items, net	14	—	14	—
Share-based compensation expense	1	1	2	4
Settlement of retirement benefit obligations	—	1	—	133
Expenses related to acquisitions, merger agreement and dispositions	—	5	—	12
Depreciation and amortization	28	31	55	62
Interest expense-net	3	19	21	38
Income tax expense (benefit)	—	(3)	1	(40)
Non-GAAP adjusted EBITDA	$15	$53	$36	$96

The adjustments to arrive at non-GAAP adjusted EBITDA are summarized below:

•

Restructuring, impairment and other charges-net: Refer to Results of Operations for the Three and Six Months Ended June 30, 2020 as Compared to the Three and Six Months Ended June 30, 2019 for information on the charges.

•

Reorganization items, net: The Company recorded net reorganization items of $14 million for certain charges directly related to the Chapter 11 Cases during each of the three and six months ended June 30, 2020.  Refer to Note 2, Voluntary Reorganization under Chapter 11, for more information.

•

Share-based compensation expenses: The Company incurred $1 million and $2 million of expenses during the three and six months ended June 30, 2020, respectively, in relation to its share-based compensation plans.  The Company incurred $1 million and $4 million of expenses during the three and six months ended June 30, 2019, respectively.  There were no new plans granted in 2020.

•	Settlement of retirement obligations: Refer to Note 12, Retirement Plans, for more information on the settlement charges.
•

Expenses related to acquisitions, merger agreement and dispositions: The three and six months ended June 30, 2019 included charges of $5 million and $12 million primarily related to the previously terminated merger agreement.

(1) As Adjusted - Refer to Impact of Change in Accounting Principle in Note 1, Overview and Basis of Presentation, for information on restated balances.

LIQUIDITY AND CAPITAL RESOURCES

The following sections describe the Company’s cash flows for the six months ended June 30, 2020 and 2019.

	Six Months Ended
	June 30,
	2020	2019
	(in millions)
Net cash provided by operating activities	$10	$3
Net cash (used in) investing activities	(15)	(52)
Net cash provided by financing activities	2	44

Cash Flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash provided by operating activities was $10 million for the six months ended June 30, 2020 compared to $3 million for the six months ended June 30, 2019. The change was primarily due to an increase in accounts payable, decreases in inventory, and improved collections on AR, partially offset by lower sales volume and payments made on liabilities subject to compromise.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $15 million compared to $52 million for the same period in 2019.  The decrease was primarily due to $32 million of lower capital expenditures during the six months ended June 30, 2020 compared to the same period in 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended was $2 million compared to $44 million for the same period in 2019. There was minimal financing activity during the six months ended June 30, 2020 compared to the following significant activity during the six months ended June 30, 2019:

•	$84 million of net proceeds from credit facility borrowings;
•	$22 million in payments of current maturities and long-term debt; and
•	$17 million of dividends paid.

Dividends

As a result of the DIP Credit Agreement, the Company is restricted from issuing dividend payments.

LIQUIDITY

Cash and cash equivalents were $97 million and $105 million as of June 30, 2020 and December 31, 2019, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of June 30, 2020 included $85 million in the U.S. and $12 million at international locations.

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

Historical Information

Debt Issuances

On September 30, 2016, the Company issued $450 million of Senior Secured Notes (the “Senior Notes”).

On September 30, 2016, the Company entered into a credit agreement (the “Credit Agreement”) that provides for (i) a senior secured term loan B facility in an aggregate principal amount of $375 million (the “Term Loan Facility”) and (ii) a senior secured revolving credit facility in an aggregate principal amount of $400 million (the “Revolving Credit Facility”), which was reduced to $300 million per the amendment effective on August 5, 2019.

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

As a result of the Company’s reorganization filing, the debt balances below were reclassed from short-term and current portion of long-term debt and long-term debt to liabilities subject to compromise on the condensed consolidated balance sheet.

June 30,
2020
Borrowings under the Revolving Credit Facility	$252
Term Loan Facility	219
Senior Secured Notes	450
Unamortized debt issuance costs	(11)
Total debt in liabilities subject to compromise	$910

Debtor-in-Possession Financing

As previously disclosed, on April 15, 2020 (the “Closing Date”), the Company entered into a Superpriority Secured Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), upon the entry of an interim order of the Bankruptcy Court granting interim approval of the DIP Credit Agreement, among the Company, as borrower, the lenders from time to time party thereto (the “DIP Lenders”) and Bank of America, N.A. as administrative agent (in such capacity, the “DIP Agent”), pursuant to which the DIP Lenders committed to provide a senior secured superpriority debtor-in-possession credit facility in an aggregate principal amount not to exceed $100 million (the “DIP Facility”).  The DIP Facility was approved on a final basis on June 2, 2020.

The DIP Facility consists of (i) revolving loans not to exceed an aggregate amount of $55 million (the “Revolving Loans”), and (ii) letters of credit not to exceed an aggregate amount of $45 million, with $5 million of that amount being available for the issuance of new letters of credit (together with the Revolving Loans, the “DIP Loan Commitments”).

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

The DIP Facility will mature on the earlier of (i) the date upon which any Plan of Reorganization (as defined in the DIP Credit Agreement) becomes effective, or (ii) the six-month anniversary following the Petition Date; provided that such maturity may be extended with the consent of the Required Lenders (as defined in the DIP Credit Agreement) to a date no later than nine months after the Petition Date.

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

The Company did not have borrowings related to the DIP Facility as of June 30, 2020.

MANAGEMENT OF MARKET RISK

As a result of the Company’s voluntary reorganization, the majority of its debt obligations were reclassed to liabilities subject to compromise on the condensed consolidated balance sheet as of June 30, 2020.  As a result, the Company is not currently exposed to interest rate risk.

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

These statements may include, or be preceded or followed by, the words “anticipates,” “estimates,” “expects,” “projects,” “forecasts,” “intends,” “plans,” “continues,” “believes,” “may,” “will,” “goals” or variations of such words and similar expressions.  Examples of forward-looking statements include, but are not limited to, statements, beliefs and expectations regarding our business strategies, market potential, future financial performance, dividends, results of pending legal matters, our goodwill and other intangible assets, price volatility and cost environment, our liquidity, our funding sources, expected pension contributions, capital expenditures and funding, our financial covenants, repayments of debt, off-balance sheet arrangements and contractual obligations, our accounting policies, general views about future operating results and other events or developments that we expect or anticipate will occur in the future.  These forward-looking statements are subject to a number of important factors, including those factors disclosed in Item 1A, Risk Factors, in section Part II of this quarterly report on Form 10-Q, and Item 1A, Risk Factors, in section Part I in the Company’s annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 2, 2020, that could cause our actual results to differ materially from those indicated in any such forward-looking statements. These factors include, but are not limited to:

•	the effects of the Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the proceedings in general;
•

the potential adverse effects of the Chapter 11 Cases on our liquidity or results of operations or our ability to pursue business strategies, maintain business and operational relationships and retain key executives;

•

our ability to complete definitive documentation in connection with any Chapter 11 transaction satisfactory to the Company and our stakeholders, and our ability to obtain requisite support for any proposed transaction from various stakeholders and confirm and consummate that transaction in accordance with its terms;

•	our ability to obtain a new credit facility, or “exit financing” upon our emergence from Chapter 11;
•	our ability to generate sufficient liquidity to satisfy our obligations as they become due;
•	the competitive market for our products and industry fragmentation affecting our prices;
•	inability to improve operating efficiency to meet changing market conditions;
•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats;
•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;
•	the effects of global market and economic conditions on our customers;
•	the effect of economic weakness and constrained advertising;
•	uncertainty about future economic conditions;
•	increased competition as a result of consolidation among our competitors;
•	our ability to successfully integrate future acquisitions;
•	factors that affect customer demand, including changes in postal rates, postal regulations, delivery systems and service levels, changes in advertising markets and customers’ budgetary constraints;
•	the effects of seasonality on our core businesses;
•	the effects of increases in capital expenditures;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2020 an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of June 30, 2020 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of certain litigation involving the Company, see Note 9, Commitments and Contingencies, to the condensed consolidated financial statements.

Voluntary Reorganization under Chapter 11

As discussed more fully in Note 2, Voluntary Reorganization under Chapter 11, to the condensed consolidated financial statements, on April 13, 2020 (the “Petition Date”), the Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (collectively, the “Chapter 11 Cases”).  The Chapter 11 Cases are being jointly administered under the caption In re LSC Communications, Inc., 20-10950.  We and our subsidiaries that are involved in the Chapter 11 Cases will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

On April 15, 2020, the Bankruptcy Court entered orders granting interim approval of certain motions (the “First Day Motions”), enabling us to conduct our business activities in the ordinary course, subject to the terms and conditions of such orders, including authorizing us to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate our cash management system in the ordinary course, and to pay prepetition claims of certain of our vendors.  The First Day Motions were subsequently approved by the Bankruptcy Court on a final basis at hearings on May 12, 2020 and June 2, 2020.

On June 5, 2020, the Bankruptcy Court entered an order granting approval for a sale and bidding process through which we are authorized to determine the highest or otherwise best offer for the sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code or a Chapter 11 plan of reorganization.  The auction, if one is held, is currently scheduled for August 25, 2020, and a hearing approving the sale is currently scheduled for September 1, 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases during the three months ended June 30, 2020.

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

4.1

Indenture, dated as of September 30, 2016, among LSC Communications, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and as Collateral Agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

4.2

Description of the LSC Communications, Inc. Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)

4.3

Rights Agreement, which includes as Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2020)

10.1

Credit Agreement, dated as of September 30, 2016, among LSC Communications, Inc., the lenders party thereto, Bank Of America, N.A., as Administrative Agent Swing Line Lender and an L/C Issuer, Citigroup Global Markets Inc. and JPMorgan Chase Bank, N.A., as Co-Syndication Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2016)

10.2

Amendment No. 1 to Credit Agreement dated as of November 17, 2017, by and among LSC Communications, Inc., the other Loan Parties, the 2017 Refinancing Term Lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 3, 2018)

10.3

Amendment No. 2 to Credit Agreement dated as of December 20, 2018, by and among LSC Communications, Inc. the other Loan Parties, the Lenders party thereto and Bank of America, N. A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019))

10.4

Amendment No. 3 to Credit Agreement dated as of August 2, 2019, by and among LSC Communications, Inc., the other Loan Parties, the Lenders party thereto and Bank of America, N. A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2019)

10.5

Waiver, Forbearance Agreement and Fourth Amendment to Credit Agreement dated as of March 2, 2020, by and among LSC Communications, Inc., the other Loan Parties, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)

10.6

Superpriority Secured Debtor-in-Possession Credit Agreement dated as of April 15, 2020 among the LSC Communications, Inc., as borrower, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2020)

10.7

Instrument of Resignation, Appointment and Acceptance, dated as of June 16, 2020, among LSC Communications, Inc., the Subsidiary Guarantors party thereto, Wilmington Trust, National Association and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020)

10.8	Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2017)*

10.9

Amendment to Amended and Restated LSC Communications, Inc. 2016 Performance Incentive Plan dated October 17, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019)*

10.10

LSC Communications, Inc. Nonqualified Deferred Compensation Plan, amended and restated effective as of August 1, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2018)*

10.11

LSC Unfunded Supplemental Pension Plan effective October 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.12

Supplemental Executive Retirement Plan-B for Designated Executives effective January 1, 2001 as amended effective December 31, 2004, January 1, 2005 and September 30, 2016 (the “SERP-B”) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.13

LSC Communications Annual Incentive Plan as amended and restated effective January 17, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)*

10.14

Assignment of Employment Agreement and Acceptance of Assignment, dated as of September 29, 2016, between LSC Communications, Inc., R. R. Donnelley & Sons Company and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 3, 2016)*

10.15

Amendment to Employment Agreement, dated as of October 25, 2017, between LSC Communications, Inc. and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017)*

10.16

Employment Agreement Waiver, dated as of April 1, 2020, between LSC Communications, Inc. and Thomas J. Quinlan III (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 6, 2020)*

10.17

Key Employee Severance Plan effective October 25, 2017 (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

10.18	Form of Participation Agreement for the Key Employee Severance Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 19, 2018)*

10.19

Participation Agreement between Suzanne S. Bettman and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.20

Participation Agreement between Andrew B. Coxhead and the Company, dated as of January 24, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2018)*

10.21

Participation Agreement between David B. McCree and the Company, dated as of February 26, 2018 (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 6, 2020)*

10.22

Participation Agreement between Matthew K. Roberts and the Company, dated as of January 21, 2019 (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 6, 2020)*

10.23

Participation Agreement between George B. Zengo and the Company, dated as of March 1, 2018 (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 6, 2020)*

10.24

Participation Agreement between Sarah L. Hoxie and the Company, dated as of January 23, 2020 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)*

10.25	LSC Communications, Inc. Key Employee Incentive Plan effective as of June 2, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 26, 2020)*

10.26	Form of Award Letter for the Key Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 26, 2020)*

10.27

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

10.29

Form of Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018)*

10.30

Form of Restricted Stock Unit Award Agreement (for 2019) (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)*

10.31	Form of LTIP Performance-Vested Award Agreement (for 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2020)*

10.32	Form of LTIP Cash-Vested Award Agreement (for 2020) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2020)*

10.33

Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016)*

10.34

Policy on Retirement Benefits, Phantom Stock Grants and Stock Options for Directors as amended to March 2000 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.35

Non-Employee Director Compensation Plan effective as of October 30, 2018 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on February 19, 2019)*

10.36

Non-Employee Director Compensation Plan effective as of February 12, 2020 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 2, 2020)*

10.37

Form of Director Restricted Stock Unit Award (for 2014-2016) converted from R. R. Donnelley & Sons Company to the Company pursuant to the Separation Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)*

10.38

Form of Director Restricted Stock Unit Award Agreement (for 2018) (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 2, 2017)*

10.39	Form of Retention Bonus Letter (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 8, 2019)*

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)

18

Preferability Letter of Independent Registered Public Accounting Firm dated May 6, 2020 (incorporated by reference to Exhibit 18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 6, 2020)

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

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, has been formatted in Inline XBRL.

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

Date: July 30, 2020