Form 10-Q
period 2020-09-30
LSC Communications, Inc.
filed 2020-10-29
CIK 1669812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐ No ☒

As of October 23, 2020, 33,586,062 shares of common stock were outstanding.

LSC COMMUNICATIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LSC COMMUNICATIONS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

(UNAUDITED)

	September 30,	December 31,
	2020	2019 (1)
ASSETS
Cash and cash equivalents	$64	$105
Receivables
Amortized cost	440	484
Less: Allowance for credit losses	(14)	(12)
Receivables, net	426	472
Inventories (Note 5)	147	170
Income tax receivable	—	5
Assets held for sale (Note 6)	47	9
Prepaid expenses and other current assets	41	27
Total current assets	725	788
Property, plant and equipment-net (Note 6)	341	440
Goodwill (Note 7)	52	52
Other intangible assets-net (Note 7)	107	120
Right-of-use assets for operating leases	126	163
Deferred income taxes	7	9
Net pension asset (Note 12)	47	—
Other noncurrent assets	68	77
Total assets	$1,473	$1,649

LIABILITIES
Accounts payable	$110	$175
Accrued liabilities	187	211
Short-term debt and current portion of long-term debt (Note 10)	254	465
Short-term operating lease liabilities	30	42
Liabilities held for sale (Note 6)	14	—
Total current liabilities	595	893
Long-term debt (Note 10)	—	445
Pension liabilities	1	156
Restructuring and multi-employer pension liabilities (Note 8)	—	42
Long-term operating lease liabilities	99	129
Other noncurrent liabilities	43	56
Liabilities subject to compromise (Note 2)	912	—
Total liabilities	$1,650	$1,721

Commitments and contingencies (Note 9)

EQUITY
Common stock, $0.01 par value
Authorized: 65,000,000
Issued: 35,719,936 shares in 2020 (2019: 35,559,052)	$—	$—
Additional paid-in capital	837	835
Accumulated deficit	(591)	(365)
Accumulated other comprehensive loss (Note 14)	(398)	(517)
Treasury stock, at cost: 2,133,874 shares in 2020 (2019: 2,084,055)	(25)	(25)
Total equity	(177)	(72)
Total liabilities and equity	$1,473	$1,649

(1) As Adjusted, see Impact of Change in Accounting Principle in Note 1

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019 (1)	2020	2019 (1)
Net sales	$628	$834	$1,861	$2,548
Cost of sales	530	716	1,614	2,201
Selling, general and administrative expenses (exclusive of depreciation and amortization)	64	88	200	253
Restructuring, impairment and other charges-net (Note 8)	56	10	114	47
Depreciation and amortization	24	29	79	91
(Loss) from operations	(46)	(9)	(146)	(44)
Interest expense-net (Note 10)	5	20	26	58
Settlement of retirement benefit obligations (Note 12)	63	1	63	134
Termination fee from Quad	—	(45)	—	(45)
Investment and other (income)-net	(14)	(8)	(35)	(24)
Reorganization items, net (Note 2)	24	—	38	—
(Loss) income before income taxes	(124)	23	(238)	(167)
Income tax (benefit)	(13)	—	(12)	(40)
Net (loss) income	$(111)	$23	$(226)	$(127)

Net (loss) income per common share (Note 11)
Basic net (loss) income per share	$(3.29)	$0.66	$(6.71)	$(3.82)
Diluted net (loss) income per share	$(3.29)	$0.66	$(6.71)	$(3.82)

Weighted-average number of common shares outstanding:
Basic	33.7	33.5	33.6	33.4
Diluted	33.7	33.5	33.6	33.4

(1) As Adjusted, see Impact of Change in Accounting Principle in Note 1

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019 (1)	2020	2019 (1)
Net (loss) income	$(111)	$23	$(226)	$(127)

Other comprehensive income (loss), net of tax (Note 14):
Translation adjustments	2	(2)	(8)	—
Adjustment for net periodic pension plan cost	121	3	127	113
Other comprehensive income (loss)	123	1	119	113
Comprehensive (loss) income	$12	$24	$(107)	$(14)

The adjustments for net pension plan cost were net of income tax expense of $17 million and $19 million for the three and nine months ended September 30, 2020, respectively.  The adjustments for net pension plan cost were net of income tax expense of $1 million and $38 million for the three and nine months ended September 30, 2019, respectively.  The tax expense for the nine months ended September 30, 2020 and 2019 was primarily due to the settlements of retirement benefit obligations that are disclosed in Note 14, Comprehensive Income.

(1) As Adjusted, see Impact of Change in Accounting Principle in Note 1

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019 (1)
Cash Flows from Operating Activities
Net (loss)	$(226)	$(127)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Impairment charges	30	20
Depreciation and amortization	79	91
Provision for doubtful accounts receivable	5	7
Share-based compensation	2	6
Deferred income taxes	(18)	(42)
Settlement of retirement benefit obligations	63	134
Gain on sale of investments and other assets, net	(2)	—
Non-cash reorganization items, net	13	—
Other	12	(2)
Changes in operating assets and liabilities - net of acquisitions and dispositions:
Accounts receivable-net	27	76
Inventories	18	(21)
Prepaid expenses and other current assets	(12)	4
Accounts payable	65	(53)
Income taxes payable and receivable	4	(1)
Accrued liabilities and other	(22)	(3)
Changes in liabilities subject to compromise	(55)	—
Net cash (used in) provided by operating activities	(17)	89

Cash Flows from Investing Activities
Capital expenditures	(25)	(60)
Acquisitions of businesses, net of cash acquired	—	(3)
Disposition of businesses	—	4
Net proceeds from sales and purchases of investments and other assets	3	—
Net cash (used in) investing activities	(22)	(59)

Cash Flows from Financing Activities
Payments of current maturities and long-term debt	—	(33)
Net proceeds from credit facility borrowings	4	19
Debt issuance costs	(1)	(2)
Dividends paid	—	(17)
Other financing activities	—	(1)
Net cash provided by (used in) financing activities	3	(34)

Effect of exchange rate on cash and cash equivalents	(2)	1
Net (decrease) in cash, cash equivalents and restricted cash	(38)	(3)
Cash, cash equivalents and restricted cash at beginning of year	106	24
Cash, cash equivalents and restricted cash at end of period	$68	$21

Reconciliation to the Consolidated Balance Sheets	As of
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$64	$105
Restricted cash included in prepaid expenses and other current assets	4	1
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$68	$106

(1) As Adjusted, see Impact of Change in Accounting Principle in Note 1

See Notes to the Condensed Consolidated Financial Statements

LSC COMMUNICATIONS, INC.

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

(UNAUDITED)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	(Loss) Income	Equity
Balance at December 31, 2019	36	$—	$835	2	$(25)	$(365)	$(517)	$(72)
Net (loss)	—	—	—	—	—	(52)	—	(52)
Share-based compensation	—	—	1	—	—	—	—	1
Other comprehensive (loss)	—	—	—	—	—	—	(8)	(8)
Balance at March 31, 2020	36	$—	$836	2	$(25)	$(417)	$(525)	$(131)
Net (loss)	—	—	—	—	—	(63)	—	(63)
Share-based compensation	—	—	1	—	—	—	—	1
Other comprehensive income	—	—	—	—	—	—	4	4
Balance at June 30, 2020	36	$—	$837	2	$(25)	$(480)	$(521)	$(189)
Net (loss)	—	—	—	—	—	(111)	—	(111)
Share-based compensation	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	123	123
Balance at September 30, 2020	36	$—	$837	2	$(25)	$(591)	$(398)	$(177)

							Accumulated
			Additional				Other
	Common Stock		Paid-in	Treasury Stock		(Accumulated	Comprehensive	Total
	Shares	Amount	Capital	Shares	Amount	Deficit)	(Loss) Income	Equity
Balance at December 31, 2018	35	$—	$828	2	$(24)	$(51)	$(575)	$178
Net (loss)	—	—	—	—	—	(125)	—	(125)
Issuance of share-based awards, net of withholdings and other	1	—	—	—	(1)	—	—	(1)
Share-based compensation	—	—	3	—	—	—	—	3
Cash dividends paid	—	—	—	—	—	(9)	—	(9)
Other comprehensive income	—	—	—	—	—	—	107	107
Balance at March 31, 2019	36	$—	$831	2	$(25)	$(185)	$(468)	$153
Net (loss)	—	—	—	—	—	(25)	—	(25)
Share-based compensation	—	—	1	—	—	—	—	1
Cash dividends paid	—	—	—	—	—	(8)	—	(8)
Other comprehensive income	—	—	—	—	—	—	5	5
Balance at June 30, 2019	36	$—	$832	2	$(25)	$(218)	$(463)	$126
Net income	—	—	—	—	—	23	—	23
Share-based compensation	—	—	2	—	—	—	—	2
Other comprehensive income	—	—	—	—	—	—	1	1
Balance at September 30, 2019	36	$—	$834	2	$(25)	$(195)	$(462)	$152

Refer to Impact of Change in Accounting Principle in Note 1, Overview and Basis of Presentation, for information on the adjustments made to accumulated deficit and accumulated other comprehensive loss in both periods.

There were dividends declared per common share of $0.52 during the nine months ended September 30, 2019 (none during the three months ended September 30, 2019 and three and nine months ended September 30, 2020).

See Notes to the Condensed Consolidated Financial Statements

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

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

Refer to Note 2, Voluntary Reorganization under Chapter 11, for more information on the Chapter 11 Cases and the Stock and Asset Purchase Agreement (“Purchase Agreement”) entered into on September 15, 2020.

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

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Coronavirus Pandemic (“COVID-19”)

During and subsequent to the nine months ended September 30, 2020, the novel coronavirus strain, known as COVID-19, continues to impact the world at an increasing rate. Measures taken by governmental authorities and private actors to limit the spread of this virus may interfere with the ability of the Company's employees, suppliers, and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of the business which may cause a material curtailment to certain business operations. Moreover, as a large part of the Company's business involves sales of books and other products used in schools and school facilities, if COVID-19 related measures continue to result in widespread and lengthy school closings, the Company's consolidated results of operations and financial condition will be adversely impacted.  Books sold in retail stores have also been adversely impacted as both large chains and independent stores have been forced to close, although some retail stores have subsequently re-opened.  Additionally, as COVID-19 has significantly impacted retailers' stores, distribution centers and supply chains, the Company has experienced an adverse impact on our catalogs and office products businesses.  Disruption across many other industries has also significantly impacted demand for advertising, which may result in page count and volume reductions in magazines.

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

Basis of Presentation

The condensed consolidated financial statements include the balance sheets and statements of operations, stockholders’ equity and cash flows in conformity with accounting principles generally accepted in the United States (“GAAP”).  Certain immaterial reclassifications have been made to the prior period presentation to conform to the current period presentation.  All intercompany transactions have been eliminated in consolidation.  These unaudited condensed consolidated interim financial statements include estimates and assumptions of management that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

As a result of the Company’s segment analysis in the fourth quarter of 2019, Mexico met the requirements to be classified as a reportable segment (previously included as a non-reportable segment).  All prior year amounts have been reclassified to conform to the Company’s current reporting structure.  Refer to Note 15, Segment Information, for reclassified balances for the three and nine months ended September 30, 2019.

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

For the Three and Nine Months Ended September 30, 2020 and 2019

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

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

	Previously Disclosed in Form 10-Q		As Reported with Change
	As of March 31, 2019	Impact of Change	As of March 31, 2019
Equity
(Accumulated deficit)	$(177)	$(8)	$(185)
Accumulated other comprehensive (loss) income	(476)	8	(468)

	Previously Disclosed in Form 10-Q		As Reported with Change
	As of June 30, 2019	Impact of Change	As of June 30, 2019
Equity
(Accumulated deficit)	$(209)	$(9)	$(218)
Accumulated other comprehensive (loss) income	(472)	9	(463)

	Previously Disclosed in Form 10-Q		As Reported with Change
	As of September 30, 2019	Impact of Change	As of September 30, 2019
Equity
(Accumulated deficit)	$(185)	$(10)	$(195)
Accumulated other comprehensive (loss) income	(472)	10	(462)

The tables below represent the impact of the change in accounting principle on the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2019:

	Previously Disclosed in Form 10-Q		As Reported with Change
	Three Months Ended September 30, 2019	Impact of Change	Three Months Ended September 30, 2019
Settlement of retirement benefit obligations	$1	—	$1
Investment and other (income) expense	(9)	1	(8)
Income (loss) before income taxes	24	(1)	23
Income tax (benefit)	—	—	—
Net income (loss)	24	(1)	23
Basic net income (loss) per share	0.69	(0.03)	0.66
Diluted net income (loss) per share	0.69	(0.03)	0.66
Adjustment for net periodic pension plan cost	2	1	3
Other comprehensive income	—	1	1
Comprehensive income	24	—	24

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

	Previously Disclosed in Form 10-Q		As Reported with Change
	Nine Months Ended September 30, 2019	Impact of Change	Nine Months Ended September 30, 2019
Settlement of retirement benefit obligations	$137	$(3)	$134
Investment and other (income) expense	(28)	4	(24)
(Loss) before income taxes	(166)	(1)	(167)
Income tax (benefit)	(40)	—	(40)
Net (loss)	(126)	(1)	(127)
Basic net (loss) per share	(3.78)	(0.04)	(3.82)
Diluted net (loss) per share	(3.78)	(0.04)	(3.82)
Adjustment for net periodic pension plan cost	112	1	113
Other comprehensive income	112	1	113
Comprehensive (loss)	(14)	—	(14)

The tables below represent the impact of the change in accounting principle on the condensed consolidated balance sheet as of September 30, 2020 and the statements of operations and comprehensive income for the three and nine months ended September 30, 2020:

	Previous Accounting Method		As Reported
	As of September 30, 2020	Impact of Change	As of September 30, 2020
Equity
(Accumulated deficit)	$(585)	$(6)	$(591)
Accumulated other comprehensive (loss) income	(406)	8	(398)
Net pension asset	43	4	47

	Previous Accounting Method		As Reported
	Three Months Ended September 30, 2020	Impact of Change	Three Months Ended September 30, 2020
Settlement of retirement obligations	$64	$(1)	$63
Investment and other (income)	(11)	(3)	(14)
(Loss) income before income taxes	(128)	4	(124)
Income tax (benefit) expense	(14)	1	(13)
Net (loss) income	(114)	3	(111)
Basic net (loss) income per share	(3.36)	0.07	(3.29)
Diluted net (loss) income per share	(3.36)	0.07	(3.29)
Adjustment for net periodic pension plan cost	123	(2)	121
Other comprehensive income (loss)	125	(2)	123
Comprehensive income	11	1	12

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

	Previous Accounting Method		As Reported
	Nine Months Ended September 30, 2020	Impact of Change	Nine Months Ended September 30, 2020
Settlement of retirement obligations	$64	$(1)	$63
Investment and other (income)	(28)	(7)	(35)
(Loss) income before income taxes	(246)	8	(238)
Income tax (benefit) expense	(14)	2	(12)
Net (loss) income	(232)	6	(226)
Basic net (loss) income per share	(6.88)	0.17	(6.71)
Diluted net (loss) income per share	(6.88)	0.17	(6.71)
Adjustment for net periodic pension plan cost	130	(3)	127
Other comprehensive income (loss)	122	(3)	119
Comprehensive (loss) income	(110)	3	(107)

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

Purchase Agreement

On June 5, 2020, the Bankruptcy Court entered an order granting approval for a sale and bidding process through which we were authorized to determine the highest or otherwise best offer for the sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code or a Chapter 11 plan of reorganization.  In accordance with the order, on September 15, 2020, we, in consultation with the required consultation parties, selected the bid submitted by ACR III Libra Holdings LLC, a Delaware limited liability company (“Buyer”) as the bid which constitutes the highest or otherwise best bid for the Business (as defined below) (the “Successful Bid”).

On September 15, 2020, we and certain of our subsidiaries, including subsidiaries that are not involved in the Chapter 11 Cases (collectively, the “Sellers”), entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Buyer, and, solely with respect to Section 9.13 of the Purchase Agreement, Atlas Capital Resources III LP, a Delaware limited partnership, and Atlas Capital Resources (P) III LP, a Delaware limited partnership (each a “Guarantor”), pursuant to which, upon the terms and subject to the conditions set forth therein, Buyer will acquire substantially all of the assets of the Sellers (the “Business”) as a going concern for (i) the Final Cash Consideration (as defined in the Purchase Agreement), subject to the Final Cash Consideration Cap (as defined in the Purchase Agreement), (ii) a credit bid and release of each Seller from the corresponding portion of each of the senior secured term loan B facility under the Prepetition Credit Agreement and the Prepetition Indenture (each as defined in the Purchase Agreement), in an aggregate amount equal to $63.437 million, and (iii) the assumption of certain specified liabilities of the Sellers, including obligations relating to the Company’s qualified pension plan (the “Transactions”).

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Simultaneous with us entering into the Purchase Agreement, Buyer entered into that certain Amended and Restated Credit Bid Support Agreement, dated as of September 15, 2020 (the “CBSA”), by and among ACR III Libra Parent LLC, certain holders of the senior secured term loan B facility under the Prepetition Credit Agreement and holders of senior notes under the Prepetition Indenture (collectively, the “Junior Creditors”), Lapetus Capital III LLC and, solely for purposes of certain sections of such agreement, the Guarantors, which sets forth certain amounts that may be available for distribution to the Junior Creditors in connection with the credit bid.  Pursuant to the CBSA, at the closing of the Transactions, Buyer may hold back from the amount available to distribute from Buyer to the Junior Creditors under the CBSA up to $43.75 million, relating to the net working capital adjustment, certain assumed expenses and certain real estate matters.  If such holdback amount exceeds the Available Amount (as defined in the CBSA) (such excess amount, the “Deficiency Amount”), we will, in good faith and in consultation with AlixPartners, LLP, make a determination about whether the estate would remain solvent post-closing if the Deficiency Amount is held back from the Estimated Cash Consideration (as defined in the Purchase Agreement) at closing.  If we determine that we are reasonably likely to be administratively insolvent if the Deficiency Amount is held back at the closing, (a) the Sellers will propose the maximum holdback amount that they calculate, in good faith and in consultation with AlixPartners, LLP, will allow us to remain solvent, and (b) thereafter, Buyer will have the option to (1) agree to such maximum holdback amount and take a residual claim on the Debtors’ estate, ranking immediately junior to other administrative claims, for the difference or (2) terminate the Purchase Agreement.

On October 7, 2020 the Bankruptcy Court entered an Order (I) Approving the Purchase Agreement among the Debtors and Buyer, (II) Approving the Sale of Debtors’ Assets Free and Clear of Liens, Claims, Interests and Encumbrances, (III) Authorizing Assumption and Assignment of Certain Executory Contracts and Unexpired Leases and (IV) Granting Related Relief [Docket No. 876], pursuant to which the Bankruptcy Court approved the Purchase Agreement and the Transactions.  The closing of the Transactions is subject to closing conditions, including the achievement of certain bankruptcy-related milestones, regulatory approvals and other customary closing conditions.  The Transactions are expected to close during the fourth quarter of 2020.

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

For the Three and Nine Months Ended September 30, 2020 and 2019

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

In addition, pre-petition debtor obligations that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise in the Company’s condensed consolidated balance sheet at September 30, 2020.  Generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed.  These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.  These amounts represent our current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid.  Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process.  We will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary.  Such adjustments may be material.  These liabilities subject to compromise may not be fully secured and have a possibility of not being repaid at the full claim amount.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

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

Reorganization Items, Net

The debtors have incurred and will continue to incur significant costs associated with the reorganization. The amount of these charges, which since the Petition Date are being expensed as incurred, may significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the Chapter 11 Cases have been recorded as reorganization items, net within the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2020.  See below for a summary of charges:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Professional fees	$22	$44
Adjustments of other claims	(5)	(13)
Debt fees	2	3
Other net expenses	5	4
Reorganization items, net	$24	$38

Professional fees included in reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases.  Adjustments of other claims represents net gains on trade accounts payable claims that have been settled by the Bankruptcy Court.  Debt fees are related to the Company’s DIP Credit Agreement.  Other net expenses include amounts related to the Company’s key employee incentive and retention plans and gains related to the income statement impact of writing off leases that have been rejected by the Bankruptcy Court.

Cash paid for reorganization items, net was $19 million and $26 million during the three and nine months ended September 30, 2020.

Liabilities Subject to Compromise

Liabilities subject to compromise at September 30, 2020 consisted of the following:

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

September 30, 2020
Debt	$661
Accrued interest payable	21
Accounts Payable	66
Pension liabilities	93
Restructuring and multiemployer pension liabilities	60
Employee-related liabilities	7
Other liabilities	4
Total liabilities subject to compromise	$912

Refer to Note 10, Debt, for more information on the debt balances classified as liabilities subject to compromise.  Accrued interest payable relates to the Company’s debt.  Pension liabilities relate to the Company’s Non-Qualified Plan.  Restructuring liabilities consist of employee termination accruals. Multiemployer pension liabilities consist of withdrawal obligations that are either related or unrelated to facility closures.  Employee-related liabilities primarily relate to the Company’s incentive compensation. Other liabilities include miscellaneous operating accruals.

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

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Debtor’s Balance Sheet

September 30,
2020
ASSETS
Cash and cash equivalents	$42
Receivables
Amortized cost	403
Less: Allowance for credit losses	(13)
Receivables, net	390
Receivables, net from non-filing entities	51
Inventories	114
Income tax receivable	—
Assets held for sale	47
Prepaid expenses and other current assets	37
Total current assets	681
Property, plant and equipment-net	319
Goodwill	52
Other intangible assets-net	106
Right-of-use assets for operating leases	111
Investment in non-filing subsidiaries	211
Net pension asset	47
Other noncurrent assets	66
Total assets	$1,593

LIABILITIES
Accounts payable	$91
Accrued liabilities	173
Short-term debt and current portion of long-term debt	254
Short-term operating lease liabilities	27
Liabilities held for sale	14
Total current liabilities	559
Long-term operating lease liabilities	87
Other noncurrent liabilities	41
Liabilities subject to compromise	977
Total liabilities	$1,664

Commitments and contingencies

EQUITY
Common stock, $0.01 par value	—
Additional paid-in capital	842
Accumulated deficit	(542)
Accumulated other comprehensive loss	(346)
Treasury stock, at cost	(25)
Total equity	(71)
Total liabilities and equity	$1,593

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Debtor’s Statements of Operations

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Net sales	$586	$1,740
Cost of sales	501	1,526
Selling, general and administrative expenses (exclusive of depreciation and amortization)	60	188
Restructuring, impairment and other charges-net	56	112
Depreciation and amortization	23	75
(Loss) from operations	(54)	(161)
Interest expense-net	6	27
Investment and other (income)-net	48	27
Reorganization items, net	24	38
(Loss) before income taxes	(132)	(253)
Income tax (benefit)	(13)	(15)
Net (loss)	$(119)	$(238)

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Debtor’s Statement of Cash Flows

Nine Months Ended
September 30, 2020
Cash Flows from Operating Activities
Net (loss)	$(238)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Impairment charges	30
Depreciation and amortization	75
Provision for doubtful accounts receivable	5
Share-based compensation	2
Deferred income taxes	(18)
Gain on sale of investments and other assets-net	(1)
Settlement of retirement benefit obligations	63
Non-cash reorganization items, net	13
Other	12
Changes in operating assets and liabilities - net of acquisitions and dispositions:
Accounts receivable-net	29
Inventories	15
Prepaid expenses and other current assets	(12)
Accounts payable	71
Income taxes payable and receivable	4
Accrued liabilities and other	(13)
Changes in liabilities subject to compromise	(54)
Net cash (used in) operating activities	(17)

Cash Flows from Investing Activities
Capital expenditures	(24)
Net proceeds from sales and purchases of investments and other assets	3
Net cash (used in) investing activities	(21)

Cash Flows from Financing Activities
Net proceeds from credit facility borrowings	4
Debt issuance costs	(1)
Other financing activities	(5)
Net cash (used in) financing activities	(2)

Effect of exchange rate on cash and cash equivalents	—
Net increase in cash, cash equivalents and restricted cash	(40)
Cash, cash equivalents and restricted cash at beginning of year	85
Cash, cash equivalents and restricted cash at end of period	$45

Reconciliation to the Debtor's Balance Sheet	As of
September 30, 2020
Cash and cash equivalents	$42
Restricted cash included in prepaid expenses and other current assets	3
Total cash, cash equivalents and restricted cash shown in the Debtor's statement of cash flows	$45

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Note 3.  Revenue Recognition

Disaggregated Revenue

The following tables provide information about disaggregated revenue by major products/service lines and timing of revenue recognition, and include a reconciliation of the disaggregated revenue with reportable segments for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended
	September 30, 2020
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Mexico	Other	Total
Major Products / Service Lines
Book (a)	$—	$222	$—	$—	$—	$222

Magazines and Catalogs (b)	$191	$—	$—	$22	$15	$228

Logistics	$64	$—	$—	$—	$—	$64

Directories	$—	$—	$—	$—	$9	$9

Office Products	$—	$—	$105	$—	$—	$105
Total	$255	$222	$105	$22	$24	$628

Timing of Revenue Recognition
Products and services transferred at a point in time	$168	$185	$105	$22	$9	$489
Products and services transferred over time	87	37	—	—	15	139
Total	$255	$222	$105	$22	$24	$628

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

	Nine Months Ended
	September 30, 2020
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Mexico	Other	Total
Major Products / Service Lines
Book (a)	$—	$624	$—	$—	$—	$624

Magazines and Catalogs (b)	605	—	—	61	49	715

Logistics	191	—	—	—	—	191

Directories	—	—	—	—	33	33

Office Products	—	—	298	—	—	298
Total	$796	$624	$298	$61	$82	$1,861

Timing of Revenue Recognition
Products and services transferred at a point in time	$539	$526	$298	$61	$33	$1,457
Products and services transferred over time	257	98	—	—	49	404
Total	$796	$624	$298	$61	$82	$1,861

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

	Three Months Ended
	September 30, 2019
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Mexico	Other	Total
Major Products / Service Lines
Book (a)	$—	$256	$—	$—	$—	$256

Magazines and Catalogs (b)	$307	$—	$—	$24	$19	$350

Logistics	$85	$—	$—	$—	$—	$85

Directories	$—	$—	$—	$—	$15	$15

Office Products	$—	$—	$128	$—	$—	$128
Total	$392	$256	$128	$24	$34	$834

Timing of Revenue Recognition
Products and services transferred at a point in time	$279	$215	$128	$24	$15	$661
Products and services transferred over time	113	41	—	—	19	173
Total	$392	$256	$128	$24	$34	$834

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

	Nine Months Ended
	September 30, 2019
	Magazines,
	Catalogs
	and		Office
	Logistics	Book	Products	Mexico	Other	Total
Major Products / Service Lines
Book (a)	$—	$805	$—	$—	$—	$805

Magazines and Catalogs (b)	$923	$—	$—	$73	$58	$1,054

Logistics	$252	$—	$—	$—	$—	$252

Directories	$—	$—	$—	$—	$51	$51

Office Products	$—	$—	$386	$—	$—	$386
Total	$1,175	$805	$386	$73	$109	$2,548

Timing of Revenue Recognition
Products and services transferred at a point in time	$835	$696	$386	$73	$51	$2,041
Products and services transferred over time	340	109	—	—	58	507
Total	$1,175	$805	$386	$73	$109	$2,548

(a)	Includes e-book formatting and supply chain management associated with book production
(b)	Includes premedia and co-mail

Accounts Receivable

As disclosed in Note 1, Overview and Basis of Presentation, the Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective adoption method.  As a result of the adoption, the Company now records an allowance for credit losses on unbilled receivables which resulted in a de minimis amount of expense for each of the three and nine months ended September 30, 2020.  There were no changes to the Company’s policy relating to its receivables.  To recognize the initial adoption, the Company recorded a de minimis increase to its January 1, 2020 balance for allowance for credit losses and an offsetting impact to accumulated deficit in the condensed consolidated balance sheet.

Transactions affecting the allowances for doubtful accounts receivable balance during the nine months ended September 30, 2020 were as follows:

Nine Months Ended
September 30, 2020
Balance, beginning of year	$12
Provisions charged to expense	5
Write-offs and other	(3)
Balance, end of period	$14

There was a de minimis amount of recoveries during the nine months ended September 30, 2020.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Contract Balances

The following table provides changes in contract assets and liabilities during the nine months ended September 30, 2020:

	Short-Term Contract Assets	Long-Term Contract Assets	Contract Liabilities
Beginning Balance, January 1, 2020	$40	$14	$17
Additions to unbilled accounts receivable	20	—	—
Unbilled accounts receivable recognized in trade receivables	(35)	—	—
Payment of contract acquisition costs	—	1
Amortization of contract acquisition costs	—	(8)	—
Revenue recognized that was included in contract liabilities as of January 1, 2020	—	—	(13)
Increases due to cash received	—	—	11
Ending Balance, September 30, 2020	$25	$7	$15

The trade receivables balance was $325 million and $366 million as of September 30, 2020 and December 31, 2019, respectively. There was a de minimis amount of credit losses recognized on short-term contract assets recorded during the three and nine months ended September 30, 2020.

Note 4.  Leases

Lease Expense

The components of total net lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease expense	$14	$18	$47	$53
Sublease (income)	—	(2)	(3)	(6)
Variable lease expense	2	3	7	8
Total net lease expense	$16	$19	$51	$55

During each of the three and nine months ended September 30, 2020 and 2019, the Company incurred a de minimis amount of finance lease cost, consisting of finance lease ROU asset amortization and interest on finance lease liabilities, and a de minimis amount of cost associated with short-term leases.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Cash Flow Information

Supplemental non-cash information related to leases is included below:

	Nine Months Ended
	September 30,
	2020	2019
ROU assets acquired in exchange for lease obligations:
ROU assets
Operating leases	$14	$14

Lease obligations
Operating leases	$14	$14

During the nine months ended September 30, 2020 and 2019, the Company recorded $39 million and $45 million of operating cash outflows from operating leases, respectively.

During each of the nine months ended September 30, 2020 and 2019, the Company recorded a de minimis amount of cash outflows from financing leases.  No finance lease ROU assets or obligations were acquired during the nine months ended September 30, 2020.

Lease Terms and Discount Rates

Supplemental information regarding the weighted average lease term and discount rate for the lease liabilities as of September 30, 2020 is included below:

September 30, 2020
Weighted Average Remaining Lease Term (years)
Operating leases	4.5
Financing leases	2.2

Weighted Average Discount Rate
Operating leases	8.8%
Financing leases	7.9%

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Lease Maturities

The annual maturities of lease liabilities as of September 30, 2020 were as follows:

Operating Leases
2020	$10
2021	40
2022	35
2023	27
2024	23
2025 & thereafter	22
Total undiscounted lease payments	157
Imputed interest	(28)
Total lease liabilities	$129

During the nine months ended September 30, 2020, the Company recorded a de minimis amount of maturities for finance lease liabilities.  As of September 30, 2020, the Company had a de minimis amount of additional operating leases that have not commenced.  Additionally, as of September 30, 2020, the Company reclassed $12 million of lease liabilities to liabilities held for sale and $11 million of right-of-use assets to assets held for sale in the condensed consolidated balance sheet as a result of the sale of one of its manufacturing facilities in Las Vegas, Nevada that closed in October 2020.

Note 5.  Inventories

The components of the Company’s inventories, net of excess and obsolescence reserves for raw materials and finished goods, at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Raw materials and manufacturing supplies	$54	$91
Work in process	42	38
Finished goods	83	87
Last in, first out reserve	(32)	(46)
Total	$147	$170

Note 6.  Property, Plant and Equipment

The components of the Company’s property, plant and equipment at September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
	2020	2019
Land	$32	$35
Buildings	559	663
Machinery and equipment	2,694	3,006
	3,285	3,704
Less: Accumulated depreciation	(2,944)	(3,264)
Total	$341	$440

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

During the three and nine months ended September 30, 2020, depreciation expense was $18 million and $60 million, respectively.  During the three and nine months ended September 30, 2019, depreciation expense was $23 million and $71 million, respectively.   Refer to Note 8, Restructuring, Impairment and Other Charges, for a discussion on impairment reviews performed as of September 30, 2020.

In the third quarter of 2020, the Company signed an agreement to sell one of its manufacturing facilities in Reno, Nevada for $33 million.  The facility was not included in assets held for sale as of September 30, 2020 as the sale was not approved by the Bankruptcy Court until the fourth quarter of 2020.

Assets Held for Sale

Primarily as a result of restructuring actions, certain facilities and equipment are considered held for sale. The net book value of assets held for sale was $47 million and $9 million at September 30, 2020 and December 31, 2019, respectively.  The increase during the nine months ended September 30, 2020 was due to the inclusion of assets of four manufacturing facilities (one in the Book segment and three in the Magazines, Catalogs and Logistics segments) during the third quarter.  The balance at September 30, 2020 includes $24 million in assets related to the sale of one of the Company’s facilities in Las Vegas, Nevada, which was approved for sale by the Bankruptcy Court in September 2020. The Company also reclassed $14 million in liabilities to liabilities held for sale related to this facility as of September 30, 2020.  The sale occurred in October 2020.  Refer to Note 8, Restructuring, Impairment and Other Charges, for more information on this approved sale.  Assets held for sale are separately disclosed in the condensed consolidated balance sheets at the lower of their historical net book value or their estimated fair value, less estimated costs to sell.

Note 7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2020 were as follows:

	Magazines,
	Catalogs		Office
	and Logistics	Book	Products	Mexico	Other	Total
Net book value as of December 31, 2019
Goodwill	$523	$354	$110	$—	$5	$992
Accumulated impairment losses	(502)	(354)	(79)	—	(5)	(940)
Total	21	—	31	—	—	52
Net book value as of September 30, 2020
Goodwill	523	354	110	—	5	992
Accumulated impairment losses	(502)	(354)	(79)	—	(5)	(940)
Total	$21	$—	$31	$—	$—	$52

The components of other intangible assets at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020			December 31, 2019
	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Amount	Amortization	Value
Customer relationships	$248	$(160)	$88	$248	$(149)	$99
Trade names	27	(8)	19	29	(8)	21
Total other intangible assets	$275	$(168)	$107	$277	$(157)	$120

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

During the three and nine months ended September 30, 2020, amortization expense for other intangible assets was $5 million and $13 million, respectively.  During the three and nine months ended September 30, 2019, amortization expense was $5 million and $14 million, respectively.

The following table outlines the estimated annual amortization expense related to all amortizable intangible assets:

For the year ending December 31,	Amount
2020	$17
2021	14
2022	14
2023	14
2024	13
2025 and thereafter	48
Total	$120

Refer to Note 8, Restructuring, Impairment and Other Charges, for information on the goodwill and intangible asset impairment reviews performed as of September 30, 2020.

Note 8.  Restructuring, Impairment and Other Charges

For the three and nine months ended September 30, 2020 and 2019, the Company recorded the following net restructuring, impairment and other charges disclosed in the condensed consolidated statements of operations:

		Other	Total
Three Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2020	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$1	$18	$19	$2	$—	$21
Book	3	1	4	26	—	30
Office Products	—	—	—	—	—	—
Mexico	—	—	—	—	—	—
Other	5	—	5	—	—	5
Corporate	—	—	—	—	—	—
Total	$9	$19	$28	$28	$—	$56

		Other	Total
Nine Months Ended	Employee	Restructuring	Restructuring		Other
September 30, 2020	Terminations	Charges	Charges	Impairment	Charges	Total
Magazines, Catalogs and Logistics	$8	$40	$48	$4	$—	$52
Book	5	3	8	26	1	35
Office Products	2	1	3	—	—	3
Mexico	—	—	—	—	—	—
Other	5	—	5	—	—	5
Corporate	—	19	19	—	—	19
Total	$20	$63	$83	$30	$1	$114

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

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

Restructuring Charges

For the three and nine months ended September 30, 2020, the Company incurred net other restructuring charges of $19 million and $63 million. During the three months ended September 30, 2020, $12 million related to the impairment of property, plant and equipment for one of the Company’s manufacturing facilities in Las Vegas, Nevada that was sold in October 2020. As the gain related to the sale will be recorded in other restructuring charges in the fourth quarter of 2020, the impairment during the third quarter was recorded in other restructuring charges. The remaining other restructuring charges are primarily due to facility costs and costs to move equipment, professional fees, and expenses associated with new revenue opportunities and cost savings initiatives implemented in 2019.

For the three and nine months ended September 30, 2020, the Company incurred charges of $9 million and $20 million for an aggregate of 1,796 employees, of whom 1,029 were terminated as of or prior to September 30, 2020, primarily related to the closure of five facilities in the Magazines, Catalogs and Logistics segment, one facility in the Office Products segment and one facility in the Other grouping, and the reorganization of certain business units and corporate functions.

For the three and nine months ended September 30, 2019, the Company incurred net other restructuring charges of $9 million and $21 million, respectively, primarily due to charges related to facility costs, costs associated with new revenue opportunities and cost savings initiatives implemented in 2019, and pension withdrawal obligations related to facility closures.  For the nine months ended September 30, 2019, the Company incurred charges of $5 million for an aggregate of 268 employees, substantially all of whom were terminated as of or prior to September 30, 2020, primarily related to the closure of one facility in the Magazines, Catalogs and Logistics segment.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

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

Goodwill

As of September 30, 2020, only two reporting units had goodwill: Office Products ($31 million) and logistics ($21 million).  For the Office Products and logistics reporting units, management assessed goodwill impairment risk by first performing a qualitative review of entity specific, industry, market and general economic factors for each reporting unit. For both reporting units, the Company was able to conclude that it is more likely than not that the fair values of our reporting units are greater than their carrying values.

Other Intangible Assets and Property, Plant and Equipment

The Company performed a review of property, plant and equipment, right-of-use assets for operating leases and intangible assets and determined that no indicators of impairment were present.

The Company recorded $28 million and $30 million of impairment during the three and nine months ended September 30, 2020, respectively, on machinery and equipment primarily due to facility closings in the Book and Magazines, Catalogs and Logistics segments.

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

Other Charges

For each of the nine months ended September 30, 2020 and 2019, the Company recorded $1 million of other charges for multiemployer pension plan withdrawal obligations unrelated to facility closures.  The total liability for the withdrawal obligations associated with the Company’s decision to withdraw from certain multiemployer pension plans is $20 million at September 30, 2020 and is disclosed as liabilities subject to compromise in the Company’s condensed consolidated balance sheet.  Refer to Note 2, Voluntary Reorganization under Chapter 11, for more information on liabilities subject to compromise.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Restructuring Reserve

The restructuring reserve as of December 31, 2019 and September 30, 2020, and changes during the nine months ended September 30, 2020 were as follows:

	December 31,	Restructuring	Reclass to Liabilities	Cash	September 30,
	2019	Charges	Subject to Compromise	Paid	2020
Employee terminations	$29	$19	$(2)	$(24)	$22
Multiemployer pension plan withdrawal obligations	31	—	(29)	(2)	—
Other and lease termination	2	44	(9)	(37)	—
Total	$62	$63	$(40)	$(63)	$22

The current portion of restructuring reserves of $22 million at September 30, 2020 was included in accrued liabilities.  As a result of the Company’s voluntary reorganization, $40 million of restructuring liabilities were reclassed to liabilities subject to compromise on the Company’s condensed consolidated balance sheet at September 30, 2020. Refer to Note 2, Voluntary Reorganization under Chapter 11, for more information on liabilities subject to compromise.

The Company anticipates that payments associated with the employee terminations reflected in the above table will be substantially completed by September 30, 2021.

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

The Company’s understanding of the financial strength of other potentially responsible parties at the multiparty sites and of other liable parties at the previously owned facilities has been considered, where appropriate, in the determination of the Company’s estimated liability.  The Company established reserves, which are recorded in liabilities subject to compromise as of September 30, 2020, that it believes are adequate to cover its share of the potential costs of remediation at each of the multiparty sites and the previously and currently owned facilities. It is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future.  However, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material effect on the Company’s condensed consolidated balance sheets, statements of operations and cash flows.

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

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Note 10.  Debt

The Company’s debt at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Borrowings under the Revolving Credit Facility	$253	$249
Term Loan Facility due September 30, 2022	—	218
8.75% Senior Secured Notes due October 15, 2023	—	450
Finance lease and other obligations	1	2
Unamortized debt issuance costs	—	(9)
Total debt	254	910
Less: current portion	(254)	(465)
Long-term debt	$—	$445

Liabilities Subject to Compromise

As a result of the Company’s reorganization filing, the debt balances below were reclassed from short-term and current portion of long-term debt and long-term debt to liabilities subject to compromise on the condensed consolidated balance sheet.

September 30,
2020
Term Loan Facility	$219
Senior Secured Notes	450
Unamortized debt issuance costs	(8)
Total debt in liabilities subject to compromise	$661

As of September 30, 2020, the Revolving Credit Facility was reclassed out of liabilities subject to compromise to short-term debt on the condensed consolidated balance sheet.  The change was made in the third quarter of 2020 once the Purchase Agreement was signed and it was determined the Revolving Credit Facility is fully secured.

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

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Additional Debt Issuances Information

There were $253 million and $249 million of borrowings under the Revolving Credit Facility as of September 30, 2020 and December 31, 2019.  The Company had $24 million in outstanding letters of credit issued under the Revolving Credit Facility as of September 30, 2020. The weighted-average interest rate on borrowings under the Company’s Revolving Credit Facility was 3.82% during the nine months ended September 30, 2020.  Refer to the Interest Expense section below for more information on the impact of the voluntary reorganization on interest expense recorded in 2020.

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

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

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

The Company did not have borrowings related to the Revolving Loans as of September 30, 2020.  The Company had $23 million in outstanding letters of credit issued under the DIP Facility as of September 30, 2020.

Interest expense

There was $5 million and $26 million of net interest expense during the three and nine months ended September 30, 2020, respectively.  There was $20 million and $58 million of net interest expense during the three and nine months ended September 30, 2019, respectively.  If the Company was not under voluntary reorganization, it would have incurred an additional $12 million and $27 million of interest expense during the three and nine months ended September 30, 2020 related to its debt that is now classified as liabilities subject to compromise on the condensed consolidated balance sheet.

Note 11.  Earnings Per Share

During the nine months ended September 30, 2020 and 2019, no shares of common stock were purchased by the Company; however, a de minimis amount of shares were withheld from employees for tax liabilities upon vesting of equity awards.

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

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

The following table shows the calculation of basic and diluted EPS, as well as a reconciliation of basic shares to diluted shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019 (1)	2020	2019 (1)
Net (loss) income per common share:
Basic	$(3.29)	$0.66	$(6.71)	$(3.82)
Diluted	$(3.29)	$0.66	$(6.71)	$(3.82)
Numerator:
Net (loss) income	$(111)	$23	$(226)	$(127)
Denominator:
Weighted average number of common shares outstanding	33.7	33.5	33.6	33.4
Dilutive options and awards	—	—	—	—
Diluted weighted average number of common shares outstanding	33.7	33.5	33.6	33.4

(1) Refer to Note 1, Overview and Basis of Presentation, for information on the restated balances for the three and nine months ended September 30, 2019.

Note 12.  Retirement Plans

The Company is the sole sponsor of certain defined benefit pension plans that are included in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.  The assets and certain obligations of the defined benefit pension plans includes plans qualified under Section 401(a) of the Internal Revenue Code of 1986, the U.S. Qualified Plan and related non-qualified benefits (the “Non-Qualified Plan”).

The components of the estimated net pension loss (income) for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Qualified	Non-Qualified & International	Total	Qualified	Non-Qualified & International	Total
Interest cost	$14	$1	$15	$45	$2	$47
Expected return on plan assets	(30)	—	(30)	(90)	—	(90)
Amortization of actuarial loss	4	—	4	11	1	12
Settlement of retirement obligations	63	—	63	63	—	63
Net periodic loss	$51	$1	$52	$29	$3	$32

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Qualified	Non-Qualified & International	Total	Qualified	Non-Qualified & International	Total
Interest cost	$17	$1	$18	$55	$3	$58
Expected return on plan assets	(29)	—	(29)	(90)	—	(90)
Amortization of actuarial loss	3	—	3	9	—	9
Settlement of retirement obligations	1	—	1	134	—	134
Net periodic benefit (income) loss	$(8)	$1	$(7)	$108	$3	$111

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

In the third quarter of 2020 and first quarter of 2019, the Company completed partial settlements of its retirement benefit obligations related to the U.S. Qualified Plan. In the third quarter of 2020, the Company offered a lump-sum window opportunity to certain active participants and terminated participants who were entititled to a pension benefit.  In the first quarter of 2019, the Company purchased group annuity contracts for certain retirees and beneficiaries from a third-party insurance company. As a result of the settlements, the Company’s pension assets and liabilities were remeasured as of the settlement date during each quarter.  The remeasurement in the third quarter of 2020 increased the plan’s funded status by $71 million, causing the plan to change from underfunded (pension liability) to a funded pension asset of $47 million in the condensed consolidated balance sheet as of September 30, 2020.

Refer below for information on the impact of each partial settlement.

	Third Quarter	First Quarter
	2020	2019
Reduction in reported pension obligation for participants involved in settlements	$299	$477
Reduction in plan assets	267	466
Non-cash settlement charge	63	132

The non-cash settlement charges result from the recognition in earnings of a portion of the actuarial losses recorded in accumulated other comprehensive loss based on the proportion of the obligation settled.  There were additional immaterial lump-sum settlements related to the U.S. Qualified Plan (unrelated to the transaction noted above) during the nine months ended September 30, 2019 that resulted in non-cash settlement charges of $2 million.

The long-term rate of return for the U.S. Qualified pension plan was revised for the fourth quarter of 2020 as a result of the settlement.  The revised long-term rate of return will be 4.8% in the fourth quarter of 2020, 120 basis points lower than the rate used during the nine months ended September 30, 2020.  The discount rate used to determine the net obligation for the U.S. Qualified pension plan at the settlement date in 2020 was 2.8%, 50 basis points lower than the discount rate as of December 31, 2019.

In the first quarter of 2020, the Company adopted a change in method of accounting for the market-related value of assets for a class of assets within the U.S. Qualified Plan and Non-Qualified plans.  The change in accounting method was retrospectively applied to periods in 2017, 2018 and 2019, and as a result, pension income shown above for the three and nine months ended September 30, 2019 has been restated.  Refer to Impact of Change in Accounting Principle in Note 1, Overview and Basis of Presentation, for more information.

Settlement of retirement obligations is disclosed separately in the condensed consolidated statements of operations, while the remaining net periodic (loss) income for the three and nine months ended September 30, 2020 and 2019 is included in the investment and other (income)-net.

Note 13. Taxes

The CARES Act is intended to provide emergency relief to both businesses and individuals impacted by the COVID-19 pandemic.

Income Taxes

The CARES Act enacted several provisions that may impact corporations including the carryback of certain net operating losses and the expensing of additional interest under certain circumstances.  The Company has estimated that these provisions will not result in a benefit for the nine months ended September 30, 2020.  As the Company assesses additional guidance issued by the U.S. Treasury Department, the IRS and other standard-setting bodies related to the CARES Act, it may record an impact to the income tax provision.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Payroll Taxes

The CARES Act allows companies to defer payments of the employer share (6.2% of wages) of Social Security payroll taxes from the date of enactment through December 31, 2020.  Fifty percent of the taxes deferred are required to be paid by December 31, 2021 with the remaining fifty percent by December 31, 2022.  As of September 30, 2020, the Company accrued $23 million of payroll taxes that will benefit from this adoption. The Company expects to continue to defer payroll taxes through the end of 2020.

Note 14.  Comprehensive Income

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2019 and September 30, 2020 and changes during the nine months ended September 30, 2020.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2019	$(464)	$(53)	$(517)
Other comprehensive (loss) before reclassifications	118	(8)	110
Amounts reclassified from accumulated other comprehensive loss	9	—	9
Net change in accumulated other comprehensive income (loss)	127	(8)	119
Balance at September 30, 2020	$(337)	$(61)	$(398)

The following table summarizes accumulated other comprehensive loss by component as of December 31, 2018 and September 30, 2019 and changes during the nine months ended September 30, 2019.

	Pension	Translation
	Plan Cost	Adjustments	Total
Balance at December 31, 2018	$(520)	$(55)	$(575)
Other comprehensive income before reclassifications	106	—	106
Amounts reclassified from accumulated other comprehensive loss	7	—	7
Net change in accumulated other comprehensive loss	113	—	113
Balance at September 30, 2019	$(407)	$(55)	$(462)

In the third quarter of 2020 and first quarter of 2019, the Company completed partial settlements of its retirement benefit obligations and, as a result, the Company’s pension assets and liabilities were remeasured as of the settlement date in each quarter.  The impact, net of tax, to the Company’s accumulated other comprehensive loss was a decrease of $118 million during the three months ended September 30, 2020.  The impact, net of tax, was $104 million during the three months ended March 31, 2019 (including the restatement noted above).  Additional immaterial lump-sum settlements during the nine months ended September 30, 2019 increased the balance by $2 million to a total net of tax impact of $106 million.  Refer to Note 12, Retirement Plans, for more information.

In the first quarter of 2020, the Company adopted a change in method of accounting for the market-related value of assets for a class of assets within the U.S. Qualified Plan and Non-Qualified plans.  The change in accounting method was retrospectively applied to periods in 2017, 2018 and 2019, and as a result, the pension rollforward for accumulated other comprehensive loss above and reclassification table below have been restated for the three and nine months ended September 30, 2019.  Refer to Notes 1, Overview and Basis of Presentation, and 12, Retirement Plans, for more information.

Refer to the condensed consolidated statements of comprehensive income for the components of comprehensive (loss) income for the three and nine months ended September 30, 2020 and 2019.

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019 (1)	2020	2019 (1)
Amortization of pension plan cost:
Net actuarial loss (a)	$4	$3	$12	$9
Reclassifications before tax	4	3	12	9
Income tax expense	1	1	3	2
Reclassifications, net of tax	$3	$2	$9	$7

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

For the Three and Nine Months Ended September 30, 2020 and 2019

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

		Income (Loss)	Depreciation
Three Months Ended	Net	from	and	Capital
September 30, 2020	Sales	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$255	$(38)	$11	$5
Book	222	(13)	9	2
Office Products	105	10	2	1
Mexico	22	4	1	—
Total reportable segments	604	(37)	23	8
Other	24	(5)	1	—
Corporate	—	(4)	—	—
Total operations	$628	$(46)	$24	$8

		Income (Loss)		Depreciation
Nine Months Ended	Net	from	Assets of	and	Capital
September 30, 2020	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$796	$(130)	$520	$35	$15
Book	624	(18)	444	32	8
Office Products	298	17	287	8	1
Mexico	61	10	58	2	—
Total reportable segments	1,779	(121)	1,309	77	24
Other	82	—	16	1	—
Corporate	—	(25)	148	1	1
Total operations	$1,861	$(146)	$1,473	$79	$25

LSC Communications, Inc.

(DEBTOR-IN-POSSESSION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019

(tabular amounts in millions, except per share data)

		Income (Loss)	Depreciation
Three Months Ended	Net	from	and	Capital
September 30, 2019	Sales	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$392	$(6)	$13	$6
Book	256	5	12	4
Office Products	128	8	3	—
Mexico	24	4	1	—
Total reportable segments	800	11	29	10
Other	34	1	—	—
Corporate	—	(21)	—	1
Total operations	$834	$(9)	$29	$11

		Income (Loss)		Depreciation
Nine Months Ended	Net	from	Assets of	and	Capital
September 30, 2019	Sales	Operations	Operations	Amortization	Expenditures
Magazines, Catalogs and Logistics	$1,175	$(79)	$749	$41	$28
Book	805	36	572	37	28
Office Products	386	29	293	9	1
Mexico	73	11	75	3	1
Total reportable segments	2,439	(3)	1,689	90	58
Other	109	6	8	—	—
Corporate	—	(47)	95	1	2
Total operations	$2,548	$(44)	$1,792	$91	$60

Restructuring, impairment and other charges by segment for the three and nine months ended September 30, 2020 and 2019 are disclosed in Note 8, Restructuring, Impairment and Other Charges.

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

-ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition of LSC Communications, Inc. as of September 30, 2020 and December 31, 2019 and the results of operations for the three and nine months ended September 30, 2020 and 2019.  This commentary should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in Item 1, Condensed Consolidated Financial Statements.  Refer to the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020, for management’s discussion and analysis of the financial condition of the company as of December 31, 2019 and December 31, 2018, and the results of operations for the years ended December 31, 2019, 2018 and 2017.

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

Purchase Agreement

On June 5, 2020, the Bankruptcy Court entered an order granting approval for a sale and bidding process through which we were authorized to determine the highest or otherwise best offer for the sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code or a Chapter 11 plan of reorganization. In accordance with the order, on September 15, 2020, we, in consultation with the required consultation parties, selected the bid submitted by ACR III Libra Holdings LLC, a Delaware limited liability company (“Buyer”) as the bid which constitutes the highest or otherwise best bid for the Business (as defined below) (the “Successful Bid”).

On September 15, 2020, we and certain of our subsidiaries, including subsidiaries that are not involved in the Chapter 11 Cases (collectively, the “Sellers”), entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Buyer, and, solely with respect to Section 9.13 of the Purchase Agreement, Atlas Capital Resources III LP, a Delaware limited partnership, and Atlas Capital Resources (P) III LP, a Delaware limited partnership (each a “Guarantor”), pursuant to which, upon the terms and subject to the conditions set forth therein, Buyer will acquire substantially all of the assets of the Sellers (the “Business”) as a going concern for (i) the Final Cash Consideration (as defined in the Purchase Agreement), subject to the Final Cash Consideration Cap (as defined in the Purchase Agreement), (ii) a credit bid and release of each Seller from the corresponding portion of each of the senior secured term loan B facility under the Prepetition Credit Agreement and the Prepetition Indenture (each as defined in the Purchase Agreement), in an aggregate amount equal to $63.437 million, and (iii) the assumption of certain specified liabilities of the Sellers, including obligations relating to the Company’s qualified pension plan (the “Transactions”).

Simultaneous with us entering into the Purchase Agreement, Buyer entered into that certain Amended and Restated Credit Bid Support Agreement, dated as of September 15, 2020 (the “CBSA”), by and among ACR III Libra Parent LLC, certain holders of the senior secured term loan B facility under the Prepetition Credit Agreement and holders of senior notes under the Prepetition Indenture (collectively, the “Junior Creditors”), Lapetus Capital III LLC and, solely for purposes of certain sections of such agreement, the Guarantors, which sets forth certain amounts that may be available for distribution to the Junior Creditors in connection with the credit bid. Pursuant to the CBSA, at the closing of the Transactions, Buyer may hold back from the amount available to distribute from Buyer to the Junior Creditors under the CBSA up to $43.75 million, relating to the net working capital adjustment, certain assumed expenses and certain real estate matters. If such holdback amount exceeds the Available Amount (as defined in the CBSA) (such excess amount, the “Deficiency Amount”), we will, in good faith and in consultation with AlixPartners, LLP, make a determination about whether the estate would remain solvent post-closing if the Deficiency Amount is held back from the Estimated Cash Consideration (as defined in the Purchase Agreement) at closing. If we determine that we are reasonably likely to be administratively insolvent if the Deficiency Amount is held back at the closing, (a) the Sellers will propose the maximum holdback amount that they calculate, in good faith and in consultation with AlixPartners, LLP, will allow us to remain solvent, and (b) thereafter, Buyer will have the option to (1) agree to such maximum holdback amount and take a residual claim on the Debtors’ estate, ranking immediately junior to other administrative claims, for the difference or (2) terminate the Purchase Agreement.

On October 7, 2020 the Bankruptcy Court entered an Order (I) Approving the Purchase Agreement among the Debtors and Buyer, (II) Approving the Sale of Debtors’ Assets Free and Clear of Liens, Claims, Interests and Encumbrances, (III) Authorizing Assumption and Assignment of Certain Executory Contracts and Unexpired Leases and (IV) Granting Related Relief [Docket No. 876], pursuant to which the Bankruptcy Court approved the Purchase Agreement and the Transactions. The closing of the Transactions is subject to closing conditions, including the achievement of certain bankruptcy-related milestones, regulatory approvals and other customary closing conditions. The Transactions are expected to close during the fourth quarter of 2020.

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

Coronavirus Pandemic (“COVID-19”)

During and subsequent to the nine months ended September 30, 2020, the novel coronavirus strain, known as COVID-19, continues to spread across the globe at an increasing rate. Measures taken by governmental authorities and private actors to limit the spread of this virus may interfere with the ability of the Company's employees, suppliers, and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance relative to the conduct of the business which may cause a material curtailment to certain business operations. Moreover, as a large part of the Company's business involves sales of books and other products used in schools and school facilities, if COVID-19 related measures continue to result in widespread and lengthy school closings, the Company's condensed consolidated results of operations and financial condition will be adversely impacted.  Books sold in retail stores have also been adversely impacted as both large chains and independent stores have been forced to close, although some retail stores have subsequently re-opened.  Additionally, as COVID-19 has significantly impacted retailers' stores, distribution centers and supply chains, the Company has experienced an adverse impact on our catalogs and office products businesses. Disruption across many other industries has also significantly impacted demand for advertising, which may result in page count and volume reductions in magazines.

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

During late 2018 and early 2019, the Company performed a comprehensive review of the Company’s entire operations to identify new revenue opportunities and cost savings.  This review covered substantially all aspects of the Company – both operational and support functions – and involved key personnel from throughout the organization.  The resulting revenue opportunities and cost savings initiatives were approved by senior management in the first quarter of 2019 and are expected to be implemented over the next three years.  While the Company realized the benefits beginning in 2019 and expects to realize benefits at various points over the next three years, the Company has incurred $14 million of expense, of which $4 million was recorded during the nine months ended September 30, 2020, relating to the implementation of certain identified initiatives.  As the Company continues to implement the identified initiatives, the Company expects to incur additional expense; however, the Company expects the resulting benefits (additional revenue and/or cost savings) to significantly exceed the additional expense.

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

In the third quarter of 2020, the Company completed a partial settlement of its retirement benefit obligations by offering a lump-sum window opportunity to certain active participants and terminated participants who were entititled to a pension benefit. As a result, the Company’s pension assets and liabilities were remeasured as of the settlement date. The Company recorded a non-cash settlement charge of $63 million in settlement of retirement benefit obligations in the condensed consolidated statement of operations in the third quarter of 2020.

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

The remeasurement in the third quarter of 2020 increased the plan’s funded status by $71 million, causing the plan to change from underfunded (pension liability) to a funded pension asset of $47 million in the condensed consolidated balance sheet as of September 30, 2020.  Based on the fair value of assets and the estimated discount rate used to value the benefit obligations of the Non-Qualified and international plans as of September 30, 2020, the Company estimates the unfunded status of these pension benefit plans to be approximately $98 million. The underfunded status of all pension plans was $162 million at December 31, 2019.

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

Results of Operations for the Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019

The following table shows the results of operations for the three months ended September 30, 2020 and 2019, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$628	$834	$(206)	(24.6%)
Cost of sales	530	716	(186)	(26.0%)
Cost of sales as a % of net sales	84.4%	85.9%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	64	88	(24)	(27.3%)
Selling, general and administrative expenses as a % of net sales	10.2%	10.6%
Restructuring, impairment and other charges-net	56	10	46	460.0%
Depreciation and amortization	24	29	(5)	(17.2%)
(Loss) from operations	$(46)	$(9)	$(37)	411.1%

Condensed Consolidated Results

Net sales for the three months ended September 30, 2020 were $628 million, a decrease of $206 million, or 24.6%, compared to the three months ended September 30, 2019.  Net sales were impacted by lower volume, which was partially caused by the impact of COVID-19, and a $58 million decrease in pass-through paper sales.

Total cost of sales decreased $186 million, or 26.0%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily driven by lower volume and cost control initiatives.

As a percentage of net sales, cost of sales decreased from 85.9% for the three months ended September 30, 2019 to 84.4% for the three months ended September 30, 2020 primarily due to cost control initiatives.

Selling, general and administrative expenses decreased $24 million, or 27.3%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to lower volume, higher expenses in 2019 related to the previously terminated merger agreement, and cost control initiatives.

For the three months ended September 30, 2020, the Company recorded restructuring, impairment and other charges of $56 million. The charges primarily included:

•

Net other restructuring charges of $19 million primarily due to $12 million related to the impairment of property, plant and equipment for one of the Company’s manufacturing facilities in Las Vegas, Nevada, facility costs, expenses to move equipment, costs associated with new revenue opportunities and cost savings initiatives implemented in 2019;

•

Employee termination costs of $9 million related to an aggregate of 764 employees, of whom 586 were terminated as of or prior to September 30, 2020 primarily related to the closure of three facilities in the Magazines, Catalogs and Logistics and Book segments and Other grouping; and

•	$28 million of net impairment charges related to machinery and equipment associated with facility closings in the Book and Magazines, Catalogs and Logistics segments.

For the three months ended September 30, 2019, the Company recorded restructuring, impairment and other charges of $10 million. The charges were primarily due to facility costs, costs associated with new revenue opportunities and cost savings initiatives implemented during the quarter, and multiemployer withdrawal obligations related to facility closures.

Depreciation and amortization decreased $5 million to $24 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to decreased capital spending in recent years compared to historical levels.

	Three Months Ended
	September 30,
	2020	2019 (1)	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$5	$20	$(15)	(75.0%)
Settlement of retirement benefit obligations	63	1	62	6200.0%
Termination fee from Quad	—	(45)	45	(100.0%)
Investment and other (income)-net	(14)	(8)	(6)	75.0%
Reorganization items, net	24	—	24	100.0%

Interest expense is lower for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to the Company’s voluntary reorganization.  Refer to Note 10, Debt, for more information.  Refer to Note 12, Retirement Plans, for information on the non-cash settlement charge related to retirement benefit obligations. Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.  Refer to Note 2, Voluntary Reorganization under Chapter 11, for information on reorganization items. The $45 million Termination fee from Quad in the third quarter of 2019 related to the merger agreement.

	Three Months Ended
	September 30,
	2020	2019 (1)	$ Change
	(in millions, except percentages)
(Loss) income before income taxes	$(124)	$23	$(147)
Income tax (benefit)	(13)	—	(13)
Effective income tax rate	10.0%	3.1%

The effective income tax rate for the three months ended September 30, 2020 was 10.0% compared to 3.1% for the three months ended September 30, 2019.  The effective income tax rate for the three months ended September 30, 2020 reflects the Company’s limited ability to benefit U.S. results as the Company has a valuation allowance recorded on its U.S. deferred tax assets; the effective income tax rate also reflects the benefit related to the pension settlement resulting from the intraperiod exception when there is income from other comprehensive income and a loss from continuing operations.

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

Magazines, Catalogs and Logistics

	Three Months Ended
	September 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$255	$392	$(137)
(Loss) from operations	(38)	(6)	(32)
Operating margin	(14.9%)	(1.5%)	(1340 bps)
Restructuring, impairment and other charges-net	21	4	17

Net sales for the Magazines, Catalogs and Logistics segment for the three months ended September 30, 2020 were $255 million, a decrease of $137 million, or 34.8%, compared to the three months ended September 30, 2019.  The Magazines, Catalogs and Logistics segment’s net sales decreased primarily due to lower volume in magazines, catalogs and logistics which was partially caused by the impact of COVID-19, and a $40 million decrease in pass-through paper sales.

The change in Magazines, Catalogs and Logistics segment loss from operations and operating margins was primarily due to lower volume, partially offset by cost control initiatives.

Book

	Three Months Ended
	September 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$222	$256	$(34)
(Loss) income from operations	(13)	5	(18)
Operating margin	(5.9%)	2.0%	(790 bps)
Restructuring, impairment and other charges-net	30	2	28

Net sales for the Book segment for the three months ended September 30, 2020 were $222 million, a decrease of $34 million, or 13.0%, compared to the three months ended September 30, 2019, primarily due to lower volume and a $12 million decrease in pass-through paper sales.

The decrease in the operating income and margins was driven by higher restructuring, impairment and other charges and lower volume, partially offset by cost control initiatives.

Office Products

	Three Months Ended
	September 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$105	$128	$(23)
Income from operations	10	8	2
Operating margin	9.5%	6.3%	320 bps
Restructuring, impairment and other charges-net	—	2	(2)

Net sales for the Office Products segment for the three months ended September 30, 2020 were $105 million, a decrease of $23 million, or 17.4%, compared to the three months ended September 30, 2019.  The decrease was largely as a result of lower volume across several products, which was primarily caused by the impact of COVID-19.

The increase in Office Products segment income from operations and operating margin was primarily due to cost control initiatives and lower restructuring, impairment and other charges, partially offset by lower volume.

Mexico

	Three Months Ended
	September 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$22	$24	$(2)
Income from operations	4	4	—
Operating margin	18.2%	16.7%	150 bps

Net sales for the Mexico segment were $22 million for the three months ended September 30, 2020, a decrease of $2 million or 11.2%, compared to the three months ended September 30, 2019.  The decrease in net sales was due to lower volume primarily caused a $3 million decrease due to changes in foreign exchange rates.  There were no significant changes to income from operations as a result of cost control initiatives, which improved the operating margin.

Other

	Three Months Ended
	September 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$24	$34	$(10)
(Loss) income from operations	(5)	1	$(6)
Operating margin	-20.8%	2.9%	(2,370) bps
Restructuring, impairment and other charges-net	5	—	5

Net sales for the Other grouping for the three months ended September 30, 2020 were $24 million, a decrease of $10 million, or 32.1%, compared to the three months ended September 30, 2019, primarily due to lower directories volume, a $6 million decrease in pass-through paper sales, and lower sales in outsourced services which were primarily impacted by COVID-19.

The change in income from operations and operating margin was primarily due to higher restructuring, impairment and other charges and lower volume.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Three Months Ended
	September 30,
	2020	2019	Change
	(in millions, except percentages)
Total operating expenses	$4	$21	$(17)
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	—	2	(2)
Share-based compensation expenses	—	2	(2)
Expenses related to acquisitions, the Merger Agreement and dispositions	—	10	(10)

Results of Operations for the Nine Months Ended September 30, 2020 as Compared to the Nine Months Ended September 30, 2019

The following table shows the results of operations for the nine months ended September 30, 2020 and 2019, which reflects the results of the acquired businesses from the relevant acquisition dates:

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change
	(in millions, except percentages)
Net sales	$1,861	$2,548	$(687)	(26.9%)
Cost of sales	1,614	2,201	(587)	(26.7%)
Cost of sales as a % of net sales	86.7%	86.4%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	200	253	(53)	(20.9%)
Selling, general and administrative expenses as a % of net sales	10.7%	9.9%
Restructuring, impairment and other charges-net	114	47	67	142.6%
Depreciation and amortization	79	91	(12)	(13.2%)
(Loss) from operations	$(146)	$(44)	$(102)	231.8%

Condensed Consolidated Results

Net sales for the nine months ended September 30, 2020 were $1,861 million, a decrease of $687 million, or 26.9%, compared to the nine months ended September 30, 2019.  Net sales were impacted by lower volume, which was partially caused by the impact of COVID-19, and a $173 million decrease in pass-through paper sales.

Total cost of sales decreased $587 million, or 26.7%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily driven by lower volume and cost control initiatives.

As a percentage of net sales, cost of sales increased from 86.4% for the nine months ended September 30, 2019 to 86.7% for nine months ended September 30, 2020 primarily due to lower volume.

Selling, general and administrative expenses decreased $53 million, or 20.9%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower volume, higher expenses in 2019 related to the previously terminated merger agreement, and cost control initiatives.

For the nine months ended September 30, 2020, the Company recorded restructuring, impairment and other charges of $114 million. The charges primarily included:

•

Net other restructuring charges of $63 million including $12 million related to the impairment of property, plant and equipment for one of the Company’s manufacturing facilities in Las Vegas, Nevada, facility costs, expenses to move equipment, costs associated with new revenue opportunities and cost savings initiatives implemented in 2019;

•

Employee termination costs of $20 million related to an aggregate of 1,796 employees, of whom 1,029 were terminated as of or prior to September 30, 2020 primarily related to the closure of five facilities in the Magazines, Catalogs and Logistics segment, one facility in the Office Products segment and one facility in the Other grouping, and the reorganization of certain business units and corporate functions; and

•	$30 million of net impairment charges related to machinery and equipment associated with facility closings in the Book and Magazines, Catalogs and Logistics segments.

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

Depreciation and amortization decreased $12 million to $79 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due to decreased capital spending in recent years compared to historical levels.

	Nine Months Ended
	September 30,
	2020	2019 (1)	$ Change	% Change
	(in millions, except percentages)
Interest expense-net	$26	$58	$(32)	(55.2%)
Settlement of retirement benefit obligations	63	134	(71)	(53.0%)
Termination fee from Quad	—	(45)	45	100.0%
Investment and other (income)-net	(35)	(24)	(11)	45.8%
Reorganization items, net	38	—	38	100.0%

Interest expense is lower for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the Company’s voluntary reorganization.  Refer to Note 10, Debt, for more information.  Refer to Note 12, Retirement Plans, for information on the non-cash settlement charge related to retirement benefit obligations. Investment and other (income)-net primarily relates to the Company’s pension benefit plans in both years.  Refer to Note 2, Voluntary Reorganization under Chapter 11, for information on reorganization items.  The $45 million Termination fee from Quad received in the third quarter of 2019 related to the merger agreement.

	Nine Months Ended
	September 30,
	2020	2019 (1)	$ Change
	(in millions, except percentages)
Net (loss) before income taxes	$(238)	$(167)	$(71)
Income tax expense (benefit)	(12)	(40)	28
Effective income tax rate	4.9%	23.8%

The effective income tax rate for the nine months ended September 30, 2020 was 4.9% compared to 23.8% for the nine months ended September 30, 2019.  The effective income tax rate for the nine months ended September 30, 2020 reflects the Company’s limited ability to benefit U.S. results as the Company has a valuation allowance recorded on its U.S. deferred tax assets.  The effective income tax rate also reflects the benefit related to the pension settlement resulting from the intraperiod exception when there is income from other comprehensive income and a loss from continuing operations.

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

Magazines, Catalogs and Logistics

	Nine Months Ended
	September 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$796	$1,175	$(379)
(Loss) from operations	(130)	(79)	(51)
Operating margin	(16.3%)	(6.7%)	(960) bps
Restructuring, impairment and other charges-net	52	35	17

Net sales for the Magazines, Catalogs and Logistics segment for the nine months ended September 30, 2020 were $796 million, a decrease of $379 million, or 32.2%, compared to the nine months ended September 30, 2019.  The Magazines, Catalogs and Logistics segment’s net sales decreased primarily due to lower volume in magazines, catalogs and logistics which was partially caused by the impact of COVID-19, and a $112 million decrease in pass-through paper sales.

The change in Magazines, Catalogs and Logistics segment loss from operations and operating margins was primarily due to lower volume and higher restructuring, impairment and other charges, partially offset by cost control initiatives.

Book

	Nine Months Ended
	September 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$624	$805	$(181)
(Loss) income from operations	(18)	36	(54)
Operating margin	(2.9%)	4.5%	(740 bps)
Restructuring, impairment and other charges-net	35	4	31

Net sales for the Book segment for the nine months ended September 30, 2020 were $624 million, a decrease of $181 million, or 22.5%, compared to the nine months ended September 30, 2019, primarily due to lower volume which was partially caused by the impact of COVID-19 and a $46 million decrease in pass-through paper sales.

The decrease in the operating income and margins was driven by lower volume and higher restructuring, impairment and other charges.

Office Products

	Nine Months Ended
	September 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$298	$386	$(88)
Income from operations	17	29	(12)
Operating margin	5.7%	7.5%	(180) bps
Restructuring, impairment and other charges-net	3	3	—

Net sales for the Office Products segment for the nine months ended September 30, 2020 were $298 million, a decrease of $88 million, or 22.7%, compared to the nine months ended September 30, 2019. The decrease was largely as a result of lower volume across several products, which was primarily caused by the impact of COVID-19.

The decrease in Office Products segment income from operations and operating margin was primarily due to lower volume, partially offset by cost control initiatives.

Mexico

	Nine Months Ended
	September 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$61	$73	$(12)
Income from operations	10	11	(1)
Operating margin	16.4%	15.1%	130 bps

Net sales for the Mexico segment were $61 million for the nine months ended September 30, 2020, a decrease of $12 million or 16.1%, compared to the six months ended September 30, 2019.  The decrease in net sales was due to lower volume primarily caused by a $7 million decrease due to changes in foreign exchange rates and the impact of COVID-19.  The decrease in income from operations was primarily due to lower volume, and was partially offset by cost control initiatives which improved the operating margin.

Other

	Nine Months Ended
	September 30,
	2020	2019	Change
	(in millions, except percentages)
Net sales	$82	$109	$(27)
Income from operations	—	6	(6)
Operating margin	—%	5.5%	(550 bps)
Restructuring, impairment and other charges-net	5	—	5

Net sales for the Other grouping for the nine months ended September 30, 2020 were $82 million, a decrease of $27 million, or 25.5%, compared to the nine months ended September 30, 2019, primarily due to a $15 million decrease in pass-through paper sales, lower sales in outsourced services which were partially impacted by COVID-19 and lower directories volume. The change in operating margin was primarily due to mix of work and higher restructuring, impairment and other charges.

Corporate

The following table summarizes unallocated operating expenses and certain items impacting comparability within the activities presented as Corporate:

	Nine Months Ended
	September 30,
	2020	2019	Change
	(in millions)
Total operating expenses	$25	$47	$(22)
Significant components of total operating expenses:
Restructuring, impairment and other charges-net	19	5	14
Share-based compensation expenses	2	6	(4)
Expenses related to acquisitions, merger agreement and dispositions	—	22	(22)

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

Non-GAAP adjusted EBITDA excludes restructuring, impairment and other charges-net, settlement of retirement benefit obligations, reorganization items, net, share-based compensation expense, and expenses related to acquisitions, merger agreement and dispositions.  In the first quarter of 2020, the Company began including share-based compensation expense as a non-GAAP measure.  As the share-based compensation expense recorded in the current period represents expense for previously issued grants that will vest at a lower share price than originally expensed, management determined that share-based compensation expense represents a non-GAAP measure.  The reconciliation for the three and nine months ended September 30, 2019 below has been restated to reflect this change.

A reconciliation of GAAP net income to non-GAAP adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019 (1)	2020	2019 (1)
	(in millions)		(in millions)
Net (loss) income	$(111)	$23	$(226)	$(127)
Restructuring, impairment and other charges- net	56	10	114	47
Settlement of retirement benefit obligations	63	1	63	134
Reorganization items, net	24	—	38	—
Share-based compensation expense	—	2	2	6
Termination fee from Quad	—	(45)	—	(45)
Expenses related to acquisitions, merger agreement and dispositions	—	10	—	22
Depreciation and amortization	24	29	79	91
Interest expense-net	5	20	26	58
Income tax (benefit)	(13)	—	(12)	(40)
Non-GAAP adjusted EBITDA	$48	$50	$84	$146

The adjustments to arrive at non-GAAP adjusted EBITDA are summarized below:

•

Restructuring, impairment and other charges-net: Refer to Results of Operations for the Three and Nine Months Ended September 30, 2020 as Compared to the Three and Nine Months Ended September 30, 2019 for information on the charges.

•	Settlement of retirement obligations: Refer to Note 12, Retirement Plans, for more information on the settlement charges.
•

Reorganization items, net: The Company recorded net reorganization items of $24 million and $38 million for certain charges directly related to the Chapter 11 Cases during the three and nine months ended September 30, 2020, respectively.  Refer to Note 2, Voluntary Reorganization under Chapter 11, for more information.

•

Share-based compensation expenses: The Company incurred a de minimis amount and $2 million of expenses during the three and nine months ended September 30, 2020, respectively, in relation to its share-based compensation plans.  The Company incurred $2 million and $6 million of expenses during the three and nine months ended September 30, 2019, respectively.  There were no new plans granted in 2020.

•	Termination fee from Quad: The three and nine months ended September 30, 2019 included a $45 million termination fee paid to the Company related to the merger agreement.
•

Expenses related to acquisitions, merger agreement and dispositions: The three and nine months ended September 30, 2019 included charges of $10 million and $22 million primarily related to the previously terminated merger agreement.

(1) As Adjusted - Refer to Impact of Change in Accounting Principle in Note 1, Overview and Basis of Presentation, for information on restated balances.

LIQUIDITY AND CAPITAL RESOURCES

The following sections describe the Company’s cash flows for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended
	September 30,
	2020	2019
	(in millions)
Net cash (used in) provided by operating activities	$(17)	$89
Net cash (used in) investing activities	(22)	(59)
Net cash provided by (used in) financing activities	3	(34)

Cash Flows from Operating Activities

Operating cash inflows are largely attributable to sales of the Company’s products.  Operating cash outflows are largely attributable to recurring expenditures for raw materials, labor, rent, interest, taxes and other operating activities.

Net cash used in operating activities was $17 million for the nine months ended September 30, 2020 compared to $89 million provided by operating activities for the nine months ended September 30, 2019. The change was primarily due to a decrease in sales volume, a decrease in cash collected on receivables, and increases in cash paid for restructuring activities, prepaid expenses, and liabilities subject to compromise. These changes were partially offset by decreases in inventory and cash paid on accounts payable.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $22 million compared to $59 million for the same period in 2019.  The decrease was primarily due to $35 million of lower capital expenditures during the nine months ended September 30, 2020 compared to the same period in 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $3 million compared to $34 million used in financing activities for the same period in 2019. There was minimal financing activity during the nine months ended September 30, 2020 compared to the following significant activity during the nine months ended September 30, 2019:

•	$19 million of net proceeds from credit facility borrowings;
•	$33 million in payments of current maturities and long-term debt; and
•	$17 million of dividends paid.

Dividends

As a result of the DIP Credit Agreement, the Company is restricted from issuing dividend payments.

LIQUIDITY

Cash and cash equivalents were $64 million and $105 million as of September 30, 2020 and December 31, 2019, respectively.

The Company’s cash balances are held in several locations throughout the world, including amounts held outside of the United States.  Cash and cash equivalents as of September 30, 2020 included $42 million in the U.S. and $22 million at international locations.

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

As of September 30, 2020, the Company had $253 million of borrowings under the Revolving Credit Facility. Additionally, the Company had $24 million in outstanding letters of credit issued under the Revolving Credit Facility as of September 30, 2020.

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

September 30,
2020
Term Loan Facility	$219
Senior Secured Notes	450
Unamortized debt issuance costs	(8)
Total debt in liabilities subject to compromise	$661

As of September 30, 2020, the Revolving Credit Facility was reclassed out of liabilities subject to compromise to short-term debt on the condensed consolidated balance sheet.  The change was made in the third quarter of 2020 once the Purchase Agreement was signed and it was determined the Revolving Credit Facility is fully secured.

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

The Company did not have borrowings related to the Revolving Loans as of September 30, 2020. The Company had $23 million in outstanding letters of credit issued under the DIP Facility as of September 30, 2020.

MANAGEMENT OF MARKET RISK

As a result of the Company’s voluntary reorganization, the majority of its debt obligations were reclassed to liabilities subject to compromise on the condensed consolidated balance sheet as of September 30, 2020.  As a result, the Company is not currently exposed to interest rate risk.

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

•	whether the conditions contained in the Purchase Agreement are satisfied and the Transactions are consummated and the timing thereof;
•	our ability to obtain a new credit facility, or “exit financing” upon our emergence from Chapter 11;
•	our ability to generate sufficient liquidity to satisfy our obligations as they become due;
•	the competitive market for our products and industry fragmentation affecting our prices;
•	inability to improve operating efficiency to meet changing market conditions;
•	changes in technology, including electronic substitution and migration of paper based documents to digital data formats;
•	the volatility and disruption of the capital and credit markets, and adverse changes in the global economy;
•	the effects of global market and economic conditions on our customers;
•	the effect of economic weakness and constrained advertising;
•	uncertainty about future economic conditions;
•	increased competition as a result of consolidation among our competitors;
•	our ability to successfully integrate future acquisitions;
•	factors that affect customer demand, including changes in postal rates, postal regulations, delivery systems and service levels, changes in advertising markets and customers’ budgetary constraints;
•	the effects of seasonality on our core businesses;
•	the effects of increases in capital expenditures;
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(e) of the Securities Exchange Act of 1934, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of September 30, 2020 an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of September 30, 2020 were effective in ensuring information required to be disclosed in the Company’s SEC reports was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On June 5, 2020, the Bankruptcy Court entered an order granting approval for a sale and bidding process through which we are authorized to determine the highest or otherwise best offer for the sale of all or substantially all of our assets pursuant to Section 363 of the Bankruptcy Code or a Chapter 11 plan of reorganization.  In accordance with the order, on September 15, 2020, we, in consultation with the required consultation parties, selected the bid submitted by ACR III Libra Holdings LLC, a Delaware limited liability company (“Buyer”) as the bid which constitutes the highest or otherwise best bid for the Business (as defined below) (the “Successful Bid”).

On September 15, 2020, we and certain of our subsidiaries, including subsidiaries that are not involved in the Chapter 11 Cases (collectively, the “Sellers”), entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Buyer, and, solely with respect to Section 9.13 of the Purchase Agreement, Atlas Capital Resources III LP, a Delaware limited partnership, and Atlas Capital Resources (P) III LP, a Delaware limited partnership (each a “Guarantor”), pursuant to which, upon the terms and subject to the conditions set forth therein, Buyer will acquire substantially all of the assets of the Sellers (the “Business”) as a going concern for (i) the Final Cash Consideration (as defined in the Purchase Agreement), subject to the Final Cash Consideration Cap (as defined in the Purchase Agreement), (ii) a credit bid and release of each Seller from the corresponding portion of each of the senior secured term loan B facility under the Prepetition Credit Agreement and the Prepetition Indenture (each as defined in the Purchase Agreement), in an aggregate amount equal to $63.437 million, and (iii) the assumption of certain specified liabilities of the Sellers, including obligations relating to the Company’s qualified pension plan (the “Transactions”).

Refer to Note 2, Voluntary Reorganization under Chapter 11, for more information.

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

It is expected that our common stock will receive nothing as part of the confirmation of our restructuring plan.

The Company’s stockholders are cautioned that we expect that the Company’s stockholders will receive nothing in exchange for their common stock upon the Company’s emergence from bankruptcy and that the common stock will have no value.  Therefore, trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative.  Stockholders should expect to receive a total loss on their investment.  It is expected that the Company’s outstanding common stock will be cancelled and extinguished upon confirmation of a restructuring plan by the Bankruptcy Court. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

Trading in our securities during the pendency of the Chapter 11 Cases poses substantial risks.

As described above, the Company’s stockholders are cautioned that we expect that they will receive nothing in exchange for their common stock upon the Company’s emergence from bankruptcy.  It is possible the Company’s other outstanding securities may be cancelled and extinguished upon confirmation of a restructuring plan by the Bankruptcy Court.  In such an event, the Company’s security holders would not be entitled to receive or retain any cash, securities or other property on account of their cancelled securities. Trading prices for the Company’s securities may bear little or no relation to actual recovery, if any, by holders thereof in the Company’s Chapter 11 Cases. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

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

The Purchase Agreement may be terminated in accordance with its terms and the Transactions may not be completed.

Consummation of the Purchase Agreement is subject to a number of conditions that must be fulfilled in order to consummate the Transactions. Those conditions include, among others: (i) conditions relating to the accuracy of the parties’ respective representations and warranties made in the Purchase Agreement and the performance of the parties’ respective pre-closing covenants, including Sellers’ performance of certain covenants related to Sellers’ real property interests; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act applicable to the Transactions and the receipt of certain other regulatory approvals, including approval from the Mexican Federal Antitrust Commission; (iii) the credit bid and release having been delivered and effective contemporaneously with the closing, and (iv) the Estimated Cash Consideration (as defined in the Purchase Agreement) expected to be paid at the closing not being less than an amount equal to the sum of all indebtedness, liabilities and other obligations outstanding under (a) the DIP Facility and (b) the senior secured term loan B facility under the Prepetition Credit Agreement. There can be no assurance that the conditions to Buyer’s and the Sellers’ obligations to consummate the Transactions under the Purchase Agreement will be satisfied or that any of the transactions comprising the Transactions will be consummated on the terms set forth in the Purchase Agreement or at all.

Failure to complete the Transactions could negatively impact our future business and financial results.

The Purchase Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Transactions. There can be no assurance that all of the conditions to the Purchase Agreement will be so satisfied or waived. If the conditions to the Purchase Agreement are not satisfied or waived, the Company will be unable to complete the Transactions and the Purchase Agreement may be terminated.

If the Transactions are not completed for any reason, our business and financial results may be adversely affected in a number of ways, including:

•

the manner in which customers, vendors, business partners and other third parties perceive the Company may be negatively impacted, which in turn could affect our marketing operations and our ability to compete for new business or obtain renewals in the marketplace more broadly;

•	we may experience negative reactions from employees; and
•

we will have expended time and resources that could otherwise have been spent on our existing businesses and the pursuit of other opportunities that could have been beneficial to the Company, including other opportunities in the chapter 11 cases, and our ongoing business and financial results may be adversely affected.

We will be subject to business uncertainties while the Transactions are pending, which could adversely affect our businesses.

Uncertainty about the effect of the Transactions on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Transactions are completed and for a period of time thereafter, and could cause customers and other constituencies of the Company to seek to change their existing business relationships with us. Employee retention may be particularly challenging while the Transactions are pending, as employees may experience uncertainty about their roles within the Buyer following completion of the Transactions. In addition, the Purchase Agreement restricts us from entering into certain corporate transactions and taking other specified actions without the consent of Buyer and generally requires the Company to continue operating in the ordinary course of business in all material respects, until the completion of the Transactions. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Transactions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no repurchases during the three months ended September 30, 2020.

Dividends

As a result of the DIP Credit Agreement, the Company is restricted from issuing dividend payments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The commencement of the Chapter 11 Cases constituted an event of default with respect to the Company’s 8.75% Senior Secured Notes due October 15, 2023, Term Loan Facility due September 30, 2022 and Revolving Credit Facility (the “Debt Instruments”).  The Debt Instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable.  Any efforts to enforce payment obligations under the Debt Instruments will be automatically stayed as a result of the commencement of the Chapter 11 Cases, and the creditors’ right of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

Refer to Note 2, Voluntary Reorganization under Chapter 11, for more information.

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

10.40

Stock and Asset Purchase Agreement, dated as of September 15, 2020, by and among LSC Communications, Inc. and certain of its subsidiaries party thereto, ACR III Libra Holdings LLC and, solely with respect to Section 9.13 of the Purchase Agreement, Atlas Capital Resources III LP and Atlas Capital Resources (P) III LP. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 15, 2020)

14.1

Code of Ethics for the Chief Executive Officer and Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 23, 2017)

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

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, has been formatted in Inline XBRL.

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

Date: October 29, 2020